Form 10-K
period 2011-12-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2012-03-30
CIK 1533106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2011
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission File Number 0-54557

                        GLOBAL EQUITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                          27-3986073
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                     23 Frond "K" Palm Jumeirah, Dubai, UAE
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: +971 (7) 204 7593

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2011) was approximately $2,885,550.

     As of March 30, 2012, there were 28,780,700 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.   Business                                                            4
Item 1A.  Risk Factors                                                       13
Item 1B.  Unresolved Staff Comments                                          17
Item 2.   Properties                                                         17
Item 3.   Legal Proceedings                                                  17
Item 4.   Mine Safety Disclosures                                            17

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters and
          Issuer Purchases of Equity Securities                              17
Item 6.   Selected Financial Data                                            22
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              23
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks         25
Item 8.   Financial Statements and Supplementary Data                        25
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               25
Item 9A.  Controls and Procedures                                            25
Item 9B.  Other Information                                                  27

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance             27
Item 11.  Executive Compensation                                             31
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    35
Item 13   Certain Relationships and Related Transactions, and Director
          Independence                                                       37
Item 14.  Principal Accounting Fees and Services                             37

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules                            38

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K ("Annual Report"), in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can indentify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

     Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

     Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

     * the success or failure of management's efforts to implement their business strategy;
     * the ability of the Company to raise sufficient capital to meet operating requirements;
     *    the uncertainty of consumer demand for our products and services;
     *    the  ability  of  the  Company  to  compete  with  major   established
          companies;
     * heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
     *    absolute and relative performance of our products and services;
     *    the effect of changing economic conditions;
     * the ability of the Company to attract and retain quality employees and management;
     *    the current global recession and financial uncertainty; and
     * other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

     No  assurances  can  be  given  that  the  results   contemplated   in  any
forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

                                     PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

BACKGROUND

     Global Equity International, Inc. ("Company") was incorporated on October 1, 2010, as a Nevada corporation, for the express purpose of acquiring Global Equity Partners PLC, a corporation formed under the laws of the Republic of Seychelles ("GEP") on September 2, 2009.

     GEP is a Dubai based private equity firm that provides consulting services, such as corporate restructuring, advice on management buy outs, management recruitment, website design and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

     Our authorized capital consists of 70,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value.

     On November 15, 2010, we entered into a Plan and Agreement of Reorganization ("Plan of Reorganization") with GEP and its sole shareholder, Peter J. Smith, pursuant to which we would acquire 100% of the common stock of GEP. We consummated the Plan of Reorganization effective December 31, 2010, by issuing 20,000,000 shares of our common stock to Peter J. Smith, at which time GEP became our wholly-owned subsidiary and Peter J. Smith was appointed as our President, Chief Executive Officer and Director.

     As a result of our acquisition of GEP, we provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We have offices in the United States, Dubai, London and Marbella (Spain). We have affiliations with firms located in some of the world's leading financial centers such as London, New York, Frankfurt and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

     Peter Smith founded Global Equity Partners Plc to assist small to medium size businesses with management restructuring and corporate restructuring, in general, and also to obtain, if requested by its clients, access to capital markets via equity and debt financings.

     We also look for promising small to medium size companies ($2,000,000 to $10,000,000 in assets) and introduce these clients to private and institutional investors in our network ("rol-a-dex") of over 179 "financial introducers" around the world. These financial introducers are simply groups of people or institutions that are presently introducing new clients to us or who have introduced new clients to our management in the past. We do not have any contractual arrangements, written or otherwise, with these financial introducers.

     Presently, GEP is our only operating business. Global Equity International's present operations are limited to insuring compliance with regional, state and national securities regulatory agencies and organizations. In addition, GEI is charged with (i) handling our periodic obligations under the

Securities Exchange Act of 1934; (ii) managing our investor relations; and (iii) raising debt and equity capital necessary to fund our operations and enhance and grow our business.

     We currently offer the following services to our clients:

     *    Corporate restructuring
     *    Management buy outs
     *    Management recruitment
     *    Website design, development and marketing advice
     *    Investor and public relations
     *    Regulatory compliance
     *    Exchange listings
     *    Introductions to financiers

CORPORATE RESTRUCTURING SERVICES

     We advise and assist our clients in determining the corporate structure that is most suitable to their business models. We recommend management changes where necessary. We also offer them corporate governance models customized to their specific organizations and desired exchange listings. We also review and analyze their balance sheets and capital structures and make recommendations on debt consolidations, equity exchanges for debt, proper capital structures and viability and timing of equity and debt offerings.

MANAGEMENT BUY OUTS

     We assist our clients in every aspect of management buy outs from corporate restructuring to debt financing and also introduce buyers and sellers to financiers for private equity placements.

MANAGEMENT RECRUITING

     We assist our clients with the recruitment of management and board members through our various contacts around the world. Management recruitment and retention is also an important part of our Corporate Restructuring Services and these services often overlap.

WEBSITE DESIGN AND DEVELOPMENT

     We recognize that in these times, successful businesses must have comprehensive and professional internet profiles, interactive websites and excellent feedback mechanisms. We will assist our clients in this area by recommending third party consultants and organizations to design, develop and manage their websites and social networking capabilities.

INVESTOR AND PUBLIC RELATIONS

     Since our clients and future clients will likely desire to have their shares listed or continue to be listed on a stock exchange or quoted on one of the quotation bureaus, we will advise our clients on the necessary requirements for communicating with their equity holders and stake holders, their customers and potential customers. We will assist our clients in this area by recommending third party financial professionals and investor relations and public relations organizations to provide them with such services.

REGULATORY COMPLIANCE

     We are organizing a cadre of third party securities attorneys and accountants to assist our clients with their compliance with the many reporting and other requirements of stock exchanges, quotation bureaus and securities regulatory agencies and organizations in the states and countries where their shares will be or are listed.

EXCHANGE LISTINGS

     We also assist our clients with the selection of stock exchanges that may be suitable to our clients. Various exchanges have listing requirements and standards that vary from one exchange to another. Typical listing requirements and standards relate to a number of things, such as pre-tax income, cash flows, revenue, net tangible assets, market value of a company's listed securities, minimum trading prices of a company's securities, minimum shareholders' equity, operating history, number of shareholders, number of market makers, and corporate governance. We will try to identify appropriate exchanges for our clients based on the particular client's operating history, pre-tax income, cash flow, revenue, net tangible assets, shareholder base and other factors described above.

     We will assist our clients with retention of attorneys and accountants having experience with publicly held companies and stock exchanges in various countries. We will also assist our clients in locating market makers, investment bankers and broker-dealers to assist them with accessing capital markets.

INTRODUCTIONS TO FINANCIERS

     After reviewing the business plans, prospects and problems that are unique to each of clients, we will use our best efforts to introduce our clients to various third party financial resources around the world who may be able to assist them with their capital funding requirements.

     As used throughout this Form 10 registration statement, references to "Global Equity International," "GEI," "Company," "we," "our," "ours," and "us" refer to Global Equity International, Inc. and our subsidiaries, unless the context otherwise requires. In addition, references to "financial statements" are to our consolidated financial statements contained herein, except as the context otherwise requires. References to "fiscal year" are to our fiscal year which ends on December 31 of each calendar year. Unless otherwise indicated, the terms "Common Stock," "common stock" and "shares" refer to our shares of $.001 par value, common stock.

HISTORICAL BUSINESS TRANSACTED

2010 TRANSACTIONS

     GEP completed two transactions in 2010. The first transaction involved M1 Luxembourg AG, a Swiss company that we helped get listed on the Frankfurt Open Market, a German stock exchange.

     M1 Luxembourg AG, through its subsidiaries, offers financial advisory services. The firm's subsidiaries include Cannon Regus, Sumner Holdings, ISIS financial Associates Ltd, Britannia Overseas Property, and M1 Lux (Cyprus) Ltd. It provides mortgage, private banking, company formation, real estate management and trust formation advisory services. Additionally, the firm offers property documentation, education fees planning, retirement planning, healthcare insurance policies and private wealth management advisory services. M1 Luxembourg AG is headquartered in Hunenberg, Switzerland.

     Our contract with M1 Luxembourg AG originally called for us to receive a cash fee of $200,000. However, we renegotiated our fee to take 2,000,000 shares of the client's common stock, valued at $1,086,160, an amount substantially in excess of the $200,000 in fees payable to us, due to the fact that the shares of M1 Luxembourg AG were thinly traded and subject to highly volatile price fluctuations and we had no guarantee they would continue to be listed. Our total fees received from M1 Luxembourg AG in 2010 represented approximately 52.7% of our gross revenues for 2010.

     On November 15, 2011, M1 Luxembourg AG's shares were delisted from the Frankfurt Open Market when it fell out of compliance with the capital adequacy rules of the Frankfurt Open Market. M1 Luxembourg AG's shares are no longer quoted on the Frankfurt Open Market. M1 Luxembourg is still in business. However, since its shares are no longer quoted, we will have to write-down the value of this asset in the fourth quarter of 2011 to $ 0. The resulting accounting loss on our M1 Luxembourg AG shares was $1,086,160 and will be accounted for in our audited financial statements for the fiscal year ended December 31, 2011.

     The second transaction in 2010 involved consulting with Monkey Rock Group, Inc. (MKRO.OB), a United States company operated by two British nationals. Monkey Rock initially focused on organizing motorbike events, such as Sturgis, South Dakota, which is one of the largest gatherings of bikers in the world with an average of 400,000 bikers participating. GEP was engaged by Monkey Rock to assist it in expanding in Europe and to assist with branding and marketing. GEP introduced Monkey Rock to Brand Union, a division of WPP, one of the largest advertising firms in the world.

     In 2009, GEP received $15,000 in cash compensation from Monkey Rock Group, Inc. In 2010, GEP received compensation from Monkey Rock in the form of 1,500,000 shares of common stock, valued at $975,000 at the time of issuance, an amount substantially in excess of the fees payable to us, due to the fact that the shares of Monkey Rock were thinly traded and subject to highly volatile price fluctuations and we had no guarantee they would continue to be quoted or traded.

     Our total fees received from Monkey Rock Group, Inc. in 2010 represented approximately 47.3% of our gross revenues for 2010.

     Although we received 52.7% of our gross revenues from M1 Luxembourg AG and 47.3% of our gross revenues from Monkey Rock Group, Inc. during 2010, these companies represent non-recurring revenues and we were not dependent on revenues from these two companies in 2011 nor will we be dependent on them in any subsequent period.

NEW BUSINESS TRANSACTED IN 2011

     We currently have contracts with three companies: (1) RFC K.K., a Japan based company; (2) Black Swan Data Limited, a United Kingdom based company; and
(3) Arrow Cars SL, a company that is currently based in Spain and is a national rent a car business. In addition, we had another contract in 2011 with Voz Mobile Cloud Ltd., a "voice to mail" technology company. We entered into the contract with Voz Mobile Cloud Ltd. on December 12, 2011, and we concluded our work on that contract on December 31, 2011. As compensation, we received 2,000,000 shares of Voz Mobile Cloud Inc. common stock valued at an aggregate of $100,000 based on services rendered in the fourth quarter of 2011.

     RFC K.K. has been in business for a little over three years and they are in the online race simulation business. RFC K.K. has engaged us to assist them in their expansion into the Middle Eastern and Asian markets. We have arranged meetings between RFC K.K. and a few high profile, potential Dubai based partners/investors. As of this time, RFC K.K. has not entered into any agreements with these potential Dubai partners/investors, but has entered into preliminary, non-binding verbal agreements with the Shanghai local government and Ferrari to set up a Race Fight Club in Shanghai, Peoples Republic of China.

     We entered into our contract with RFC K.K. on October 19, 2011. We have contracted to provide the following services to RFC K.K.:

     * Act as a corporate finance advisor in connection with an acquisition of a target business;
     * Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
     * Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business.

     A "target business" would be a company having a business plan that is compatible with RFC K.K.'s business and has a similar business to RFC K.K. and have net assets, net profits and projected growth that would be suitable for RFC K.K. and that, if combined with RFC K.K., could help RFC K.K. meet various requirements or standards for having RFC K.K.'s shares listed on an exchange or quoted on a stock quotation medium. At this time, RFC K.K. has not decided on a particular exchange or identified any particular target business.

     RFC K.K. has agreed to pay us a total of $240,000 over the initial 12 months of our contract. We have received $60,000 under this contract so far and have nine more monthly payments due to us at $20,000 each. During months 13-24 of the contract, RFC K.K. will pay us $6,000 per month. In addition, we will receive a 10% equity stake in RFC K.K. in the event that we assist RFC K.K. in acquiring a "target business."

     Black Swan Data Limited is a United Kingdom based company ("Black Swan") that has developed algorithm based artificial intelligence that audits and merges internal and external date feeds from various sources, such as sales and transactional data, web and mobile statistics, consumer services data, social network analysis and customer relationship management databases.

     We entered into our contract with Black Swan Data Limited on July 28, 2011. We have contracted to provide the following services to Black Swan Data Limited:

     * Act as a corporate finance advisor in connection with an acquisition of a target business;
     * Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
     * Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business; and
     * Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on a stock exchange or having its shares quoted on a stock quotation medium.

     A "target business" would be a company having a business plan that is compatible with Black Swan Data Limited's business and has a similar business to Black Swan Data Limited, and having net tangible assets, net profits and projected growth that would be suitable for Black Swan Data Limited and that, if combined with Black Swan Data Limited, could help Black Swan Data Limited meet the various requirements or standards for having Black Swan data Limited's shares listed on an exchange or quoted on a stock quotation medium. At this time, Black Swan Data Limited has not decided on a particular exchange or target business.

     Black Swan Data Limited has agreed to pay us $180,000, of which $55,000 has been paid. We will receive the balance of $125,000 over the next six to eight months. In addition, we will receive a 10% equity stake in Black Swan Data Limited in the event we assist Black Swan Data Limited in acquiring a target business. Upon successful quotation of Black Swan Data Limited's shares on a stock market, GEP will be appointed as a consultant to Black Swan Data Limited for a 24 month period at $7,500 per month to assist Black Swan Data Limited in obtaining a listing on NASDAQ in the United States or listing on an alternative, high profile American stock exchange (i.e., American Stock Exchange or New York Stock Exchange).

     Arrow Cars SL is currently based in southern Spain and has been in business since 2008. Arrow Cars SL is a national rent a car business operating only in Spain. Arrow Cars SL has engaged us to consult with them and to design a three year strategy to expand their business model into other high density tourist areas of Spain, Portugal and southern France, with the objective of opening a similar business in the United States, primarily in Florida.

     We entered into our contract with Arrow Cars SL on January 14, 2011. We have contracted to provide the following services to Arrow Cars SL:

     * Act as a corporate finance advisor in connection with an acquisition of a target business;
     * Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;

     * Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business.

     A "target business" would be a company having a business plan that is compatible with Arrow Cars SL's business and has a business similar to Arrow Cars SL, and having net tangible assets, net profits and projected growth that would be suitable for Arrow Cars SL and that, if combined with Arrow Cars SL, could help Arrow Cars SL meet various requirements or standards for having Arrow Cars SL's shares listed on an exchange or quoted on a stock quotation medium. At this time, Arrow Cars SL has not decided on a particular exchange or a target business.

     Arrow Cars SL has agreed to pay us an initial fee of $20,000 and then a subsequent aggregate fee of $115,000 over the subsequent twelve months. In addition, we will receive a 10% equity stake in Arrow Cars SL in the event we assist Arrow Cars SL in acquiring a target business.

OUR BUSINESS IN 2012

     We have three distinct divisions (none of which will be treated as a segment for financial reporting purposes):

     1. Introducers Network. We have developed and continue to develop a number of finance professionals, accountants, attorneys and financial advisers who will introduce us to their clients. We will review businesses introduced to us be these introducers and we will compensate them on some "to be determined" basis in the event that we are engaged by to assist the companies they introduce to us.

     2. Project Review. Our management team and advisors will carefully review and vet each business plan and opportunity submitted to us. Our management team and advisors will determine which services we can offer these clients and assess the potential propositions to best assist our clients in achieving their goals.

     3. Placing. Working with our business associates in Frankfurt, London, Miami, New York and Toronto, we will use our best efforts to assist our clients with listings on stock exchanges in these cities in order to maximize their exposure to capital markets and to access funding via debt and equity offerings.

FUTURE PLANS

     We currently have three clients under contract, Arrow Cars SL, Black Swan Data Limited and RFC K.K.

     We anticipate signing up an additional three clients by the end of 2012. We expect the contracts with the three new clients will each provide us with an additional $10,000 to $20,000 per month in revenues. However, we cannot guarantee that we will sign up any new clients in 2012 or receive any revenues from new clients in 2012.

     In order to achieve our goal of signing up three new clients in 2012, we are relying on introductions to potential clients by the following firms in Asia and Europe:

     * Merchant House Group (London), a United Kingdom registered investment house;

     * TAP 09 Gmbh, an Austrian management consultancy firm based in Wien, Vienna;
     *    Mashreq Bank, an Asian retail bank based in Dubai, U.A.E.; and
     *    ABN Amro Private Bank based in Amsterdam, the Netherlands

     We do not have any verbal or written agreements with the four firms identified above, as our relationship with each of them has been developed over the past year or so.

     The primary expense that we will incur dealing with companies introduced to us by the four firms listed above will be travel expenses. The second material expense in signing up these three new clients would be commissions payable to the four firms list above. Since we do not have a verbal or written agreement with any of the four firms listed above, any commissions payable to them would be negotiated at or prior to our entry into definitive contracts with companies introduced by them. The amount of such commissions cannot be estimated at this time. However, such expenses would be paid by us from funds received from new clients they introduce us to.

     Our other expenses during the next twelve months would be salaries of our management team ($33,333 per month), legal, accounting and other fees we will necessarily incur in connection with the audit of our financial statements for the fiscal year ended December 31, 2011, quarterly reviews by our auditors of our interim (unaudited) financial statements to be included in our Form 10-Q Quarterly Reports and preparation of our Form 10-K, Form 10-Qs, Form 8-Ks and information statements or proxy statements. We estimate these legal, accounting and other fees to be approximately $50,000 during the next twelve months.

     Our monthly cash burn rate for 2012 will be approximately $15,000 because we will accrue salaries of our management team, who will only be paid from consulting fees we receive from our clients. However, we cannot assure investors that we will have sufficient revenues to fund our operations for the next 12 months.

     In the event that we are unable to generate the revenues sufficient to cover our monthly burn rate, we will have to lower the salaries of our three employees and possibly curtail our operations until such time as we can generate sufficient revenues to cover our overhead.

EMPLOYEES; IDENTIFICATION OF A SIGNIFICANT EMPLOYEE

     We currently have three employees: Peter J. Smith, Enzo Taddei and Adrian Scarrott. Peter J. Smith, our President, Enzo Taddei, our Chief Financial Officer, and Adrian Scarrott, our Business Development Director, each has an employment agreement with the Company. Peter J. Smith, Enzo Taddei and Adrian Scarrott are full time employees. See "MANAGEMENT." We intend to hire additional employees when they are needed.

COMPETITION

     We face intense competition in every aspect of our business, and particularly from other firms which offer management, compliance and other consulting services to private and public companies. We would prefer to accept a relatively low cash component as our fee for management consulting and regulatory compliance services and take a greater portion of our fee in the form of restricted shares of our private clients' common stock. We also face competition from a large number of consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other management consulting and regulatory compliance services firms similar to ours. Many of our competitors have greater financial and management resources and some have greater market recognition than we do.

REGULATORY REQUIREMENTS

     We are not required to obtain any special licenses, nor meet any special regulatory requirements before establishing our business, other than a simple business license. If new government regulations, laws, or licensing requirements are passed that would restrict or eliminate delivery of any of our intended products, then our business may suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

     We are not a broker-dealer, investment advisor or investment company.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2011 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

     We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future fillings of our Company could be materially adversely affected.

DEPENDENCE ON KEY EMPLOYEES

     The Company is heavily dependent on the ability of our President, Peter Smith, and our Chief Financial Officer, Enzo Taddei. The loss of the services of Mr. Smith or Mr. Taddei would seriously undermine our ability to carry out our business plan.

     In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

REPORTS TO SECURITY HOLDERS

     The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

     An investment in our Common Stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors and the other information in this Annual Report and in our other filings with the SEC before investing in our Common Stock. Our business and results of operations could be seriously harmed by any of the following risks. You should carefully consider the risks described below, the other information in this Annual Report and the documents incorporated by reference herein when evaluating our Company and our business. If any of the following risks actually occurs, our business could be harmed. In such case, the trading price of our Common Stock could decline and investors could lose all or a part of the money paid for our Common Stock.

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER AND OUR SHAREHOLDERS COULD LOSE ALL OR PART OF THEIR INVESTMENT IN OUR SHARES.

                        RISKS ASSOCIATED WITH OUR COMPANY

     WHILE WE HAVE TWO YEARS OF OPERATING HISTORY AND HAVE ACCUMULATED PROFITS, THERE IS NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

     We were incorporated in Nevada on October 1, 2010, and our wholly-owned subsidiary, GE Partners Plc, was formed on September 2, 2009. For the fiscal year ended December 31, 2011, we incurred a net loss from operations of

$(601,942) and a realized loss on impairment of marketable securities for an additional loss of $(1,086,160). If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment in our Company. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

     *    our ability to attract clients who will buy our services from us; and
     *    our ability to generate revenues through the sale of our services.

     WE HAVE NO COMMITMENTS FROM ANY ONE TO PROVIDE US WITH DEBT OR EQUITY FINANCING. IN THE EVENT OUR REVENUES DO NOT COVER OUR EXPENSES, THEN WE MAY NOT BE ABLE TO CARRY OUT OUR BUSINESS PLAN.

     Our monthly cash burn rate is estimated to be $15,000 during 2012. In addition to our monthly cash burn rate, we are accruing $33,333 per month in salaries of our management team, who will not be paid their salaries until we have revenues sufficient to cover them. We are dependent on our existing contracts with clients to cover this cash burn rate. If we are unable to cover our burn rate, then we will have to borrow money or sell our securities to raise money. We have no commitments from anyone to lend us money or to invest in our securities. In the event that our revenues do not cover our expenses and we are unable to borrow money or sell our securities to fund our operations, then we will have to curtail our operations and our investors could lose part or all of their investments in our Company.

     AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARE TO BE PROFITABLE.

     The corporate consulting business is intensely competitive and due to our small size and limited resources, we may be at a competitive disadvantage, especially as a public company. There are several firms offering similar services. Many of our competitors have proven track records and substantial human and financial resources, as opposed to our Company who has limited human resources and little cash. Also, the financial burden of being a public company, which will cost us approximately $40,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002, will strain our finances and stretch our human resources to the extent that we may have to price our social networking services and advertising fees higher than our non-publicly held competitors just to cover the costs of being a public company.

     WE ARE VULNERABLE TO THE CURRENT ECONOMIC CRISIS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY AND ABILITY TO CARRY OUT OUR BUSINESS PLAN.

     We are currently in a severe worldwide economic recession. Runaway deficit spending by the United States government and other countries further exacerbates the United States and worldwide economic climate and may delay or possibly deepen the current recession. Currently, a lot of economic indicators such as rising gasoline and commodity prices suggest higher inflation, dwindling consumer confidence and substantially higher taxes. Demand for the services we offer tends to decline during recessionary periods when disposable revenue is lower and may impact sales of our services. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending. The worldwide recession is placing severe constraints on the ability of all companies, particularly smaller ones, to raise capital, borrow money, and operate effectively and profitably and to plan for the future.

     BECAUSE PETER J. SMITH, OUR PRESIDENT, OWNS 62.54% OF OUR TOTAL OUTSTANDING COMMON STOCK AND 5,000,000 (100%) SHARES OF OUR TOTAL OUTSTANDING PREFERRED STOCK, MR. SMITH WILL RETAIN CONTROL OF US AND WILL BE ABLE TO DECIDE WHO WILL BE DIRECTORS AND YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS WHICH COULD DECREASE THE PRICE AND MARKETABILITY OF OUR SHARES.

     Peter J. Smith, our President, owns 62.54% of our total outstanding common stock and 100% of our total outstanding preferred stock. As a result, Peter J. Smith will own the vast majority of the shares of our Common Stock, all shares of our preferred stock and super-voting rights attributable to his preferred stock, which allow him to cast two (2) votes per share of preferred stock and he will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

     BECAUSE OUR BUSINESS MODEL ANTICIPATES OUR RECEIVING EQUITY STAKES IN OUR CLIENTS, MOST OF WHOM WILL BE DEVELOPMENT STAGE COMPANIES, WE MAY NOT BE ABLE TO RESELL SUCH EQUITY AT SUITABLE PRICES, IF AT ALL, WHICH COULD MATERIALLY IMPACT OUR EARNINGS AND ABILITY TO REMAIN IN BUSINESS.

     Our business model anticipates that we will receive, as partial compensation for our consulting services, equity stakes in our clients, many of whom will be development stage companies. We will have to value those equity stakes at the time we receive them. Investments in development stage companies are risky because many of such companies' securities are illiquid, thinly traded (if at all) and the value of such securities will be subject to adjustments should the value of such securities decline, should such securities be delisted from an exchange or cease being quoted on a stock quotation medium or should such businesses fail, which could cause us to write-down or write-off the value of such securities and result in a negative impact to our earnings and possibly cause us to cease or curtail our operations. On November 15, 2011, the shares of one of our clients, M1 Luxembourg AG, were delisted from the Frankfurt Open Market, resulting in a $1,086,160 loss on the value of our shares in M1 Luxembourg AG.

     OUR SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING, FUND OUR OPERATIONS AND SATISFY OUR OBLIGATIONS THROUGH ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

     We have no committed source of financing. We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 41,219,300 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

     BECAUSE THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL YOUR STOCK.

     Our Common Stock is not presently quoted on the Over-the-Counter Bulletin Board or traded in any market. Therefore, you may not be able to resell your stock.

     Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of our shares to decline.

     Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of our shares to decline.

     FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

     The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

     OUR ARTICLES OF INCORPORATION AUTHORIZE THE ISSUANCE OF PREFERRED STOCK.

     Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. On November 30, 2011, the Company issued all 5,000,000 shares of our authorized preferred stock to our Chief Executive Officer, Peter Smith.

     THIS  REGISTRATION  STATEMENT  CONTAINS   FORWARD-LOOKING   STATEMENTS  AND
INFORMATION RELATING TO US, OUR INDUSTRY AND TO OTHER BUSINESSES.

     These forward-looking statements in this Annual Report are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Annual Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     On December 1, 2011, we filed a registration statement on Form 10. We have filed three amendments to our Form 10 in response to Staff comments. As of the date of this Annual Report, we have not cleared the review of our Form 10.

ITEM 2. PROPERTIES.

     The Company does not own any property. Our executive offices are located at 23 Frond "K" Palm Jumeirah, Dubai, U.A.E. where we are utilizing approximately 600 square feet of Peter Smith's personal offices in Dubai and pay no rent for such privilege. We also have a satellite office located at 1 Berkeley Street, London W1J 8DJ, United Kingdom, which is a service office for which we pay 350 British Pounds per month on a renewable one year lease. Our Business Development Director, Adrian Scarrott, uses our London office on a daily basis and we use the office when our other management members are in London. We have another satellite office located at Avenida Marques del Duero 67, Edificio Bahia 2A,
29670 San Pedro de Alcantara, Marbella, Spain where we are utilizing approximately 1,100 square feet of Enzo Taddei's personal offices in Marbella and pay no rent for such privilege. Peter J. Smith, our President and Chief Executive Office, is based in Dubai, Enzo Taddei, our Chief Financial Officer, is based in Marbella, Spain, and Adrian Scarrott, our Business Development Director, is based in London, United Kingdom.

ITEM. 3 LEGAL PROCEEDINGS.

     We are not subject to any legal proceedings and are not aware of any threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

     Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     MARKET INFORMATION. The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
(i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     HOLDERS. As of the date of this filing, there were 79 record holders of the 28,780,700 shares of the Company's issued and outstanding Common Stock. The issued and outstanding shares of the Company's common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended.

     DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

     The Company originally issued to Javan Kasili (a United States citizen) a total of 2,000,000 shares of common stock on October 28, 2010 at $.001 per share (par value) for an aggregate consideration of $2,000.00.

     SECURITIES ISSUED BETWEEN NOVEMBER 1, 2010, AND SEPTEMBER 30, 2011 (WITHIN THE ONE-YEAR COMPLIANCE PERIOD APPLICABLE TO NON-REPORTING ISSUERS AS SET FORTH IN CATEGORY 3 OF RULE 903 OF REGULATION S):

     Effective November 1, 2010, the Company issued 5,000,000 shares of common stock to Enzo Taddei, an individual (non-"U.S. person" as defined in Rule 902 of Regulation S), for accounting and financial modeling services rendered to Global Equity Partners PLC valued at $5,000. Mr. Taddei became the Chief Financial Officer and a Director of the Company in September 2011.

     On November 14, ,2010, the Company issued 1,000,000 shares of common stock to Miss Pilar Tardon, an accountant in Spain, and an individual (non-"U.S. person" as defined in Rule 902 of Regulation S), in exchange for services rendered to the Company valued at $50,000 for introducing us to one of our current clients, Arrow Cars SL.

     The Company issued 20,000,000 shares of common stock to Peter Smith (a non-"U.S. person" as defined in Rule 902 of Regulation S) pursuant to a Plan and Agreement of Reorganization dated November 15, 2010, when the Company acquired 100% of the common stock of Global Equity Partners PLC in a private transaction, resulting in Global Equity Partners PLC becoming a wholly-owned subsidiary of the Company. Following the closing of this transaction, Peter Smith became our President and Chief Executive Officer and a member of our board of directors.

     Effective December 31, 2010, the Company issued 668,000 shares of common stock to seven debt holder (none of whom was a "U.S. person" as defined in Rule 902 of Regulation S), at various negotiated conversion rates ranging from $.36 to $.44 per share, in satisfaction of $263,533.64 in debt owed by the Company, as follows:

                                                            No. of           Conversion
   Name of Creditor                  Amount of Debt     Shares Issued          Price
   ----------------                  --------------     -------------          -----
William & Lorraine Beveridge          $  7,089.00           16,000         $.44 per share
Brain H. Coates                       $ 14,024.00           40,000         $.35 per share
Daycrest Nominees Ltd.                $ 26,952.00           70,000         $.39 per share
Barrie Pearson Craig                  $  7,440.00           20,000         $.37 per share
Samueal M. Austin                     $  4,435.00           12,000         $.37 per share
David Baker                           $  3,593.00           10,000         $.36 per share
Tohibu Ou                             $200,000.00          500,000         $.40 per share
                                      -----------          -------
       Totals                         $263,533,64          668,000
                                      ===========          =======

     The conversion prices of the above concurrent issuances of common stock were the product of negotiations by our management with each creditor. None of the above creditors was a related party or related person to the Company. As a result of our negotiations with the above creditors, no interest was included in the aggregate amounts settled.

     Between May 2, 2011, and June 15, 2011, the Company issued a total of 103,100 shares of common stock in a private offering to a total of 27 non-related persons (non-"U.S. persons" as defined in Rule 902 of Regulation S) at $.50 per share for an aggregate consideration of $51,550, as follows:

    Name                       Number of Shares        Aggregate Purchase Amount
    ----                       ----------------        -------------------------
Mark Bingham                           500                    $   250.00
Margaret Cachart                     1,000                    $   500.00
Barry Cotton                           500                    $   250.00
Adam Divall                          1,000                    $   500.00
Jamie Divall                         1,000                    $   500.00
Collin Elliott                         500                    $   250.00
Michael Guetjes                        500                    $   250.00
Peter Lilley                         1,000                    $   500.00
Ian McKenzie                         1,000                    $   500.00
Jamie Palacios Vergara               1,000                    $   500.00
Anthony Preece                       1,000                    $   500.00
Michael Ricks                          500                    $   250.00
Darren Roberts                       1,000                    $   500.00
Wayne Roberts                        1,000                    $   500.00
Toby Roberts                         1,000                    $   500.00
Vicent Samways                       2,500                      1,250.00
Gary Steel                             500                    $   250.00
Jon Stronell                         1,000                    $   500.00
Martin Sweeny                          500                    $   250.00
Daniel Tovey                         2,000                    $ 1,000.00
Hayley Wood                          1,000                    $   500.00
Caoimhe Lonergan                     5,000                    $ 2,500.00
Eibhlin Lonergan                     5,000                    $ 2,500.00
Saoirse Lonergan                     5,000                    $ 2,500.00

John Lonergan                        5,000                    $ 2,500.00
Brid Lonergan                       20,000                    $10,000.00
David Lonergan                      43,100                    $21,550.00
                                   -------                    ----------
                   TOTALS          103,100                    $51,550.00
                                   =======                    ==========

     On September 23, 2011, the Company issued 9,600 shares of common stock to Samuel James Cameron, an individual (a non-"U.S. person" as defined in Rule 902 of Regulation S), in exchange for marketing consultancy services rendered to the Company valued at $4,800.

     SECURITIES ISSUED AFTER THE ONE-YEAR COMPLIANCE PERIOD APPLICABLE TO NON-REPORTING ISSUERS AS SET FORTH IN CATEGORY 3 OF RULE 903 OF REGULATION S):

     On November 30, 2011, the Company issued 5,000,000 shares of Series A Preferred Stock (100% of the authorized preferred stock) to our Chief Executive Officer, Peter Smith, for an aggregate consideration of $480,000 as a bonus package equal to 24 months of salary.

     The 2,000,000 shares of common stock issued to Javan Kasili and the 5,000,000 shares of Series A Preferred Stock issued to Peter Smith were issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4(2) of the 33 Act, as the issuance of the stock did not involve a public offering of securities based on the following:

     * each investor represented to us that he was acquiring the securities for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;
     * we provided each investor with written disclosure prior to sale or transfer that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;
     * each investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;
     * each investor had knowledge and experience in financial and other business matters such that he was capable of evaluating the merits and risks of an investment in us;
     * such investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possesses or were able to acquire without unreasonable effort and expense;
     * each investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;
     * we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;

     * we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;
     * we placed a legend on each certificate or other document that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;
     * no broker-dealer or underwriter was involved in the sale of the shares; and
     *    we added the following legend to the certificates:

     "The shares represented by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been taken for investment. These shares have not been registered under the Securities Act of 1933, as amended ("Act"), and may not be sold, transferred or assigned unless an opinion of counsel satisfactory to the company has been received by the company to the effect that such sale, transfer or assignment will not be in violation of the Act and the rules and regulations promulgated thereunder or applicable state securities laws."

     All of the other shares described above (except for the 2,000,000 shares of common stock issued to Mr. Javan Kasili and the 5,000,000 shares of Series A Preferred Stock issued to Peter Smith) were issued in reliance on the exemption from registration requirements of the 33 Act provided by Regulation S of the 33 Act, as the issuance of the shares did not involve the sale to any person who was a "U.S. person" (as defined in Rule 902 of Regulation S) and based on the following:

     * we did not employ a "distributor" (as defined in Rule 902 of Regulation S);
     * each investor represented and proved to us that he was not a "U.S. person" (as defined in Rule 902 of Regulation S);
     * all of the offers and sales were made within the one-year compliance period of Category 3 of Rule 903 of Regulation S, applicable to non-reporting issuers;
     * each investor represented to us that he was acquiring the securities for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;
     * we provided each investor with written disclosure prior to sale or transfer that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;
     * each investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;
     * each investor had knowledge and experience in financial and other business matters such that he was capable of evaluating the merits and risks of an investment in us;

     * such investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possesses or were able to acquire without unreasonable effort and expense;
     * each investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;
     * we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;
     * we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;
     *    we  placed  a  legend  on each  certificate  or  other  document  that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;
     *    we placed stop transfer instructions in our stock transfer records;
     *    no underwriter was involved in the offering;
     * we made independent determinations that such person was a sophisticated or accredited investor and that he was capable of analyzing the merits and risks of their investment in us, that he understood the speculative nature of their investment in us and that he could lose their entire investment in us; and
     *    we added the following legend to the certificates:

     "The shares represented by this certificate have not been issued to the registered owner in reliance upon written representations that these shares have not been registered under the Securities Act of 1933 ("Act") and are "restricted securities," as defined under Regulation S, and cannot be sold, transferred, assigned or traded in the United States for a period of 12 months from the date of issue and require written release from either the issuing company or their attorney prior to legend removal."

ISSUER REPURCHASES OF EQUITY SECURITIES

     None.

ITEM 6.  SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT

     The following discussion should be read in conjunction with our financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated. SEE ALSO the disclosures under "Cautionary Statement" following the Table of Contents in this Annual Report.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

We have three distinct divisions within our structure:

1. INTRODUCERS NETWORK: We have developed and continue to develop a number of finance professionals, accountants, attorneys and financial advisers who will introduce us to their clients. We will review businesses introduced to us be these introducers and we will compensate them on some "to be determined" basis in the event that we are engaged by to assist the companies they introduce to us.

2. PROJECT REVIEW: Our management team and advisors will carefully review and vet each business plan and opportunity submitted to us. Our management team and advisors will determine which services we can offer these clients and assess the potential propositions to best assist our clients in achieving their goals.

3. PLACING: Working with our business associates in Frankfurt, London, Miami, New York and Toronto, we will use our best efforts to assist our clients with listings on stock exchanges in these cities in order to maximize their exposure to capital markets and to access funding via debt and equity offerings.

     We currently have three clients under contract that are valued at $767,000 in cash fees between 2011 and 2012. In addition, we could earn a 10% equity stake in each of these three clients if we are successful in help them acquire a target company. We cannot determine at this time how much, is anything, these equity stakes would be worth to us or how or at what value we could book such assets.

     We anticipate signing up an additional three clients by the end of 2012. We expect the contracts with the three new clients will each provide us with an additional $10,000 to $20,000 per month in revenues. However, we cannot guarantee that we will sign up any new clients in 2012 or receive any revenues from new clients in 2012.

     In order to achieve our goal of signing up three new clients in 2012, we are relying on introductions to potential clients by the following firms in Asia and Europe:

     1. Merchant House Group (London), a United Kingdom registered investment house.

     2. TAP 09 Gmbh, an Austrian management consultancy firm based in Wien, Vienna.

     3.   Mashreq Bank, an Asian retail bank based in Dubai, U.A.E.

     4.   ABN Amro Private Bank based in Amsterdam, the Netherlands

     We do not have any verbal or written agreements with the four firms identified above, as our relationship with each of them has been developed over the past year or so.

RESULTS OF OPERATIONS

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2011

     During 2011, the Company had revenues totaling $288,041, of which 188,041 was comprised entirely of cash received from in from clients: Arrow Cars SL, Black Swan Data Limited and RFC KK; we also received 2,000,000 shares of a private company called Voz Mobile Cloud Ltd value at $100,000.

     Our general and administration costs amounted to $889,984, this amounts includes $133,332 of accrued salaries to the officers of the Company and a further $480,000 pay in preferred shares to our CEO, as a bonus. Our legal, accounting and other professional fees amounted to $79,599. We paid $11,000 for business licenses and permits. Additionally, we had travel expenditure, commissions paid to introducers and other miscellaneous operating expenses.

     We also accounted for a realized loss due to the impairment of our M1 AG marketable securities; this impairment was for $1,086,160.

     The net loss was $(1,688,102) and the unrealized gain on the available for sale marketable securities owned by the Company amounted to $448,924 for 2011; hence the comprehensive loss amounted to $1,239,178 for 2011.

     The Company recorded interest income amounting to $690 and paid $500 of interest.

     Based on 28,735,897 weighted average shares outstanding for the year ended December 31 2011, the loss per share was $(0.06).

LIQUIDITY AND CAPITAL RESERVES

     Through the year ended December 31, 2011 we have relied on advances of $91,723 from loans from shareholders, third party non-affiliates and also the proceeds from stock issued for cash. As of December 31, 2011, the Company had cash of $2,218, a working capital deficit of $(185,123) and a positive balance of $1,024,877 of Shareholders Equity.

     Although it is the Company's intention to seek additional debt financing, which we plan to use any additional working capital to implement a marketing program to increase awareness of our business model and also to expand our operations via the acquisition companies that are in a similar space and industry as ours. Any short fall in our projected operating revenues will be covered by:

     1) The revenue that will come from the clients that we currently have under contract which valued at $767,000 in cash fees between the years 2011 and 2012.

     2)   Reducing the compensation paid to our directors and officers.

     3) Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

     Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives.

     In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     Commencing with our Annual Report for the 2011 fiscal year, we will be required to maintain "disclosure controls and procedures." The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Commencing with our Annual Report for the 2011 fiscal year, our management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     At December 31, 2011, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

     Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

     This Annual Report does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

OFFICERS AND DIRECTORS

     Our two directors will serve until their two successors are elected and qualified. Our officers are elected by the board of directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. Our board of directors has no nominating, auditing or compensation committees.

     The names, addresses, ages and positions of our officers, directors and key employees are set forth below:

                              First Year
     Name             Age    as Director                     Position
     ----             ---    -----------                     --------
Peter James Smith     43       2010       President, Chief Executive Officer and
                                          Director

Enzo Taddei           39       2011       Chief Financial Officer, Secretary and
                                          Director

     The persons named above were elected to hold their offices until the next annual meeting of our stockholders.

PETER JAMES SMITH - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

     Mr. Smith has served as the President, Chief Executive Officer and Director of Global Equity Partners, PLC, our now wholly-owned subsidiary, since its formation on September 2, 2009,. Mr. Smith has also served as the President, Chief Executive Officer and Director of the Company since December 31, 2010. Between June 1, 2006, and September 2, 2009, when he formed Global Equity Partners, PLC, Mr. Smith was not employed and spent his time researching the market for the consulting business in which Global Equity Partners, PLC would be engaged. 2006. In 1993, he created an international financial services company in the Middle East and Asia, named Belgravia Financial Management, and served as the Chief Executive Officer of that firm until he resigned in May 2006. Between 1993 and May 2005, he built Belgravia Financial Management to 23 global offices, 5 country licenses, a Company with $2.2 billion under financial management.
Belgravia Financial Management merged with Interwest SL and became Belgravia Intervest Group Limited. Belgravia Intervest Group Limited subsequently merged with Tally Ho Ventures, Inc. (TLYH.OB) on May 12, 2005. In 2006, Mr. Smith resigned from his position as Chief Executive Officer of Tally Ho Ventures, Inc. Tally Ho Ventures, Inc. subsequently changed it name to Premier Wealth
Management, Inc. on September 26, 2007. Mr. Smith first qualified as a stockbroker in London in 1986 with Rensburg and Co. where he became both a registered equity trader and registered representative of the firm that is a UK registered, full service stockbroker trading equities, options, warrants, gilts and bonds. He also spent 12 months within that firm covering the back office facilities of a brokerage house including sales, purchase, rights, dividends and new issues. He then moved on to the London Traded Options Market where he passed his LTOM open outcry examinations to become an options trader for a subsidiary of ABN Amro bank called International Clearing Services (ICS). As an Options trader, his job was to trade options on behalf of all the firm's clients and to hedge the positions of the market makers the firm cleared for in the equity market. As the sole dual qualified broker for ICS, he was constantly trading in either equities or options, either by open outcry or screen dealing on the London Stock Exchange Floor on Threadneedle Street.

ENZO TADDEI - CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR

     Mr. Taddei was appointed as our Chief Financial Officer and a member of our Board of Directors on September 1, 2011. From November 2010 until December 8, 2011, when he resigned from such offices, Mr. Taddei was a member of the Board of Directors and part-time Chief Financial Officer of Networking Partners, Inc., a social networking company. Mr. Taddei resigned from such offices in order to devote more time and effort to our Company. From May 2009 until the present date, Mr. Taddei has served as Chief Executive Officer and Chief Financial Officer of E3B Consulting Network SL (a firm engaged in accounting and property management). Mr. Taddei spends only a couple of hours a month on E3B Consulting business. From March 2007 until May 2009, Mr. Taddei served as Chief Financial Officer of Dolphin Digital Media (a company engaged in social networking). From August 2006 until March 2007, Mr. Taddei served as Chief Financial Officer of Plays on the Net PLC (an E Commerce firm). From July 1999 until August 2006, Mr. Taddei served as Chief Executive Officer and Chief Financial Officer of Adesso Res Asesores (an accounting firm). In addition to being an accountant and tax consultant by profession, Mr. Taddei is proficient in three languages: English, Spanish and Italian. He obtained a Degree in Economics from the University of Malaga (Spain) in 1998 and also a Bachelor in Business Administration (BBA) from the University of Wales in 1996. He also holds a Masters Degree in Spanish and International Taxation granted to him by EADE University in Malaga (Spain) in 2000.

ADRIAN SCARROTT - BUSINESS DEVELOPMENT DIRECTOR

     Adrian Scarrott is an experienced new business development and marketing professional with more than 20-years of experience working with blue chip companies and global brands. Mr. Scarrott has been the Business Development Director of the Company since September 1, 2011. In November 2009, Mr. Scarrott became the Marketing Director of Winkle Media Ltd., a marketing company engaged in television and print production, online production and web based marketing where he worked until joining the Company's as Business Development Director on September 1, 2011. From 2006 to October 2009, Mr. Scarrott was responsible for developing new business and creating opportunities for the new media offerings for Stageone, a multimedia marketing firm in London and Europe. From 2001 to 2006, Mr. Scarrott served as Sales Director for Seven Soho, another London-based marketing firm. Mr. Scarrott's blue chip client base at Seven Soho included Sony, Proctor & Gamble, Apple Mac and United Airlines. Mr. Scarrott began his career in 1991 at Tapestry, a London-based corporate identity firm, where he served as Sales Director and was responsible for the full management and development of a portfolio of accounts covering all areas of advertising and design, press, outdoor, direct marketing, point of sale marketing, corporate identity, literature and packaging.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

          (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

     (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (3) (i), above, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission to have violated a federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

     (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to any alleged violation of:

          i.   Any Federal or State securities or commodities law or regulation;
               or

          ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

          iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ABSENCE OF INDEPENDENT DIRECTORS

     We do not have any independent directors and are unlikely to be able to recruit and retain any independent directors due to our small size and limited financial resources.

DIRECTOR QUALIFICATIONS

     We do not have a formal policy regarding director qualifications. In the opinion of Peter J. Smith, our President and majority shareholder, both Mr. Taddei and he have sufficient business experience and integrity to carry out the Company's plan of operations. Both Mr. Smith and Mr. Taddei recognize that the Company will have to rely on professional advisors, such as attorneys and accountants with public company experience to assist with compliance with Exchange Act reporting and corporate governance matters.

DIRECTORSHIPS

     Enzo Taddei was a director of Networking Partners, Inc., a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, until his resignation from the Board of Directors of that company on December 8, 2011.

AUDIT COMMITTEE FINANCIAL EXPERT

     Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

FAMILY RELATIONSHIPS

     There are no family relationships between or among or officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

     On September 2, 2011, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website at http://www.globalequityincusa.com/ in the "Governance" section. We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the "Governance" section of our website.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiary, GE Partners PLC, to our executive officers and directors of the Company for services rendered during the periods indicated (from inception of Global Equity Partners PLC on September 2, 2009, through December 31, 2011. Pino Baldassarre resigned from the office of Corporate Secretary on March 9, 2012.

SUMMARY COMPENSATION TABLE

         Name and                                                   Stock          All Other
   Principal Position      Year      Salary ($)     Bonus ($)      Awards ($)    Compensation ($)    Total ($)
   ------------------      ----     ----------     ---------      ----------    ----------------    --------
Peter J.  Smith            2011    $129,959 (1)    $480,000 (2)     $   0           $    0          $609,959
President, Chief           2010    $ 34,658 (3)    $      0         $   0           $    0          $ 34,658 (3)
Executive Officer          2009    $100,000 (4)    $      0         $   0           $    0          $100,000 (4)
and Director

Enzo Taddei                2011    $ 40,000 (5)    $      0         $   0           $    0          $ 40,000 (5)
Chief Financial            2010    $      0        $      0         $5,000 (6)      $    0          $  5,000 (6)
Officer, Secretary         2009    $      0        $      0         $    0          $    0          $      0
and Director

Pino G.  Baldassarre       2011    $      0        $      0         $    0          $    0          $      0
Secretary                  2010    $      0        $      0         $    0          $    0          $      0
                           2009    $      0        $      0         $    0          $    0          $      0

----------
(1)  Represents $49,959 paid in cash and $80,000 in accrued, but unpaid salary.
(2) Represents the value of 5,000,000 shares of Series A Preferred Stock (100% of the authorized preferred stock) issued to Peter Smith as a bonus package. Our Board of Directors recognized the hard and fruitful work of Mr. Smith for the past three years and decided to compensate him with a bonus equivalent to two years of gross salary. Since the Company did not have the cash resources to pay such bonus, it decided to issue him preferred stock, which the Board of Directors (after consulting with our accountants) determined to be worth $480,000. The preferred stock is redeemable on December 1, 2013.
(3)  Represents cash salary.
(4) In 2009, Global Equity Partners PLC issued 20,000,000 shares of common stock, having a fair value of $100,000 (0.005/share) to Mr. Smith, in connection with pre-incorporation services rendered.
(5)  Represents $40,000 of accrued, but unpaid salary.
(6) During 2010, Mr. Taddei provided some accounting and financial modeling to GE Partners PLC for which he invoiced Global Equity Partners PLC $5,000 and received 5,000,000 shares of the Company's common stock valued at $.001 per share.

EMPLOYMENT AGREEMENTS SUMMARY

PETER JAMES SMITH:

     Mr. Smith's employment agreement with the Company was executed on September 1, 2011, and the basic terms were as follows:

     1. DUTIES - ASSIGNMENT: Chief Executive Officer (CEO) and Director on Board of Directors

     2. COMPENSATION: $240,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

     3. EMPLOYMENT: The contract commenced on the first day of September, 2011.

          (a)  Employment will continue for 36 MONTHS.

          (b) The Company and employee agreed to accrue the monthly from September 2011 onwards. Payment of the accrued amounts shall commence no later than January 2nd 2012 and payment of the ongoing monthly salary shall commence on the last working day of January 2012.

     4.   SEVERANCE PAYMENTS

     (a) If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

          (i)  continue to pay a sum equivalent to SIX MONTHS' SALARY.

     (b) If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

          (i) continue to pay a sum equivalent to FIVE YEARS ANNUAL SALARY via the life assurance scheme to be put in place January 2012

ENZO TADDEI:

     Mr. Taddei's employment agreement with the Company was executed on September 1, 2011, and the basic terms were as follows:

     1. DUTIES - ASSIGNMENT: Chief Financial Officer (CFO) and Director on Board of Directors

     2. COMPENSATION: $120,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

     3. EMPLOYMENT: The contract commenced on the first day of September, 2011.

          (a)  Employment will continue for 36 MONTHS.

          (b) The Company and employee agreed to accrue the monthly from September 2011 onwards. Payment of the accrued amounts shall commence no later than January 2nd 2012 and payment of the ongoing monthly salary shall commence on the last working day of January 2012.

     4.   SEVERANCE PAYMENTS

          (a) If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

               (i)  continue to pay a sum equivalent to SIX MONTHS' SALARY.

          (b) If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

               (i) continue to pay a sum equivalent to FIVE YEARS ANNUAL SALARY via the life assurance scheme to be put in place January 2012.

ADRIAN SCARROTT:

     Mr. Scarrott's employment agreement with the Company was executed on September 1, 2011, and the basic terms were as follows:

     1.   DUTIES - ASSIGNMENT: New business coordinator.

     2. COMPENSATION: $40,000 per annum. The salary will be paid on a monthly basis.

     3. EMPLOYMENT: The contract commenced on the first day of September, 2011.

          a)   Employment will continue for 12 months.

          b) The Company and employee agreed to accrue the monthly from September 2011 onwards. Payment of the accrued amounts shall commence no later than January 2nd 2012 and payment of the ongoing monthly salary shall commence on the last working day of January 2012.

     4.   SEVERANCE PAYMENTS

          a) If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

               (i)  continue to pay a sum equivalent to two months' salary.

          b) If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b),

               (i) Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

          c) continue to pay a sum equivalent to three years annual salary via the life assurance scheme to be put in place January 2012

STOCK OPTION AND OTHER COMPENSATION PLANS

     Aside from the employment agreements with Messrs. Smith, Scarrot and Taddei, the Company currently does not have a stock option or any other compensation plan and we do not have any plans to adopt one in the near future.

COMPENSATION OF DIRECTORS

     Our two directors do not receive any compensation for serving as a member of our board of directors, as they are compensated pursuant to their employment agreements as officers of the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

INDEMNIFICATION

     Article VII, Section 7 of the Company's Bylaws provide that the Company shall indemnify its officers, directors, employees and agents to the fullest extent permitted by the laws of Nevada.

     The Nevada Revised Statutes allow us to indemnify our officers, directors, employees, and agents from any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, except under certain circumstances. Indemnification may only occur if a determination has been made that the officer, director, employee, or agent acted in good faith and in a manner, which such person believed to be in the best interests of the corporation. A determination may be made by the shareholders; by a majority of the directors who were not parties to the action, suit, or proceeding confirmed by opinion of independent legal counsel; or by opinion of independent legal counsel in the event a quorum of directors who were not a party to such action, suit, or proceeding does not exist.

     The expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by us as they are incurred and in advance of the final disposition of the action, suit or proceeding, if and only if the officer or director undertakes to repay said expenses to us if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by us.

     The indemnification and advancement of expenses may not be made to or on behalf of any officer or director if a final adjudication establishes that the officer's or director's acts or omission involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action.

     The Nevada Revised Statutes allow a company to indemnify our officers, directors, employees, and agents from any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, except under certain circumstances. Indemnification may only occur if a determination has been made that the officer, director, employee, or agent acted in good faith and in a manner, which such person believed to be in the best interests of the corporation. A determination may be made by the stockholders; by a majority of the directors who were not parties to the action, suit, or proceeding confirmed by opinion of independent legal counsel; or by opinion of independent legal counsel in the event a quorum of directors who were not a party to such action, suit, or proceeding does not exist.

SECURITIES AND EXCHANGE COMMISSION POSITION ON INDEMNIFICATION

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of the company, we have been advised by our special securities counsel that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following tables set forth the ownership of our common stock and preferred stock by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock and preferred stock; and (b) by all of named officers and our directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

     The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

(a) Security ownership of certain beneficial owners:

                      Name and Address of           Amount and Nature of           ARTICLE 1
Title of Class          Beneficial Owner            Beneficial Ownership        Percent of Class
--------------          ----------------            --------------------        ----------------
Common Stock       Peter J. Smith                      18,000,000 (1)                62.54%
                   23 Frond "K" Palm Jumeirah
                   Dubai, UAE

Common Stock       Enzo Taddei                          5,000,000 (2)                17.37%
                   Avenida Marques del Duero 67
                   Edificio Bahia 2A
                   29670 San Pedro de Alcantara
                   Marbella, Spain

----------
(1) Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2) Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

                      Name and Address of           Amount and Nature of           ARTICLE 2
Title of Class          Beneficial Owner            Beneficial Ownership        Percent of Class
--------------          ----------------            --------------------        ----------------
Preferred Stock    Peter J. Smith                       5,000,000 (1)               100.00%
                   23 Frond "K" Palm Jumeirah
                   Dubai, UAE

----------
(1) Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(b) Security ownership of management:

                             Name of                Amount and Nature of
Title of Class          Beneficial Owner            Beneficial Ownership        Percent of Class
--------------          ----------------            --------------------        ----------------
Common Stock            Peter J. Smith                 18,000,000 (1)               62.54%

Common Stock            Enzo Taddei                     5,000,000 (2)               17.37%

Common Stock            All officers and directors     23,000,000                   79.91%
                         as a group (3 persons)

----------
(1) Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2) Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

                             Name of                Amount and Nature of
Title of Class          Beneficial Owner            Beneficial Ownership        Percent of Class
--------------          ----------------            --------------------        ----------------
Preferred Stock         Peter J. Smith                 5,000,000 (1)               100.00%

Preferred Stock         Enzo Taddei                            0                        0%

Preferred Stock         All officers and directors
                        as a group (2 persons)         5,000,000 (1)               100.00%

----------
(1) Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(c) Changes in control:

     We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

     Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

     On November 30, 2011, the Company issued 5,000,000 shares of Series A Preferred Stock to Peter J. Smith, its President, as consideration for $480,000 as a compensatory bonus.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of Berman & Company, P.A. to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2011.

     (1) Audit Fees. During the fiscal year ended December 31, 2011, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2011, was $20,000. During the fiscal year ended December 31, 2010, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2010, was $20,000.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2011 and 2010, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2011 and 2010.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

     The  board  of  directors   pre-approves  all  services   provided  by  our
independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

     The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants' independence.

     During the 2011 and 2010 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a)  (1) Financial Statements

          Financial statements for Global Equity International, Inc. listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

     (a)  (2) Financial Statement Schedule

          Financial Statement Schedule for Global Equity International, Inc. listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

     (a)  (3) See the "Index to Exhibits" set forth below.

     (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.                    Document Description
-----------                    --------------------
2* Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc., Global Equity Partners PLC and Stockholders of Global Equity Partners LLC

3.1*           Articles of Incorporation

3.2*           Bylaws

4.1*           Specimen Stock Certificate

4.2* Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock

10.1*          Employment Agreement dated September 1, 2011, with Peter J. Smith

10.2*          Employment Agreement dated September 1, 2011, with Enzo Taddei

10.3*          Employment   Agreement  dated  September  1,  2011,  with  Adrian
               Scarrott

10.4* Consulting Agreement between Global Equity Partners PLC and Black Swan Data Ltd. dated July 29, 2011

10.5* Consulting Agreement between Global Equity Partners PLC and Arrow Cars SL dated January 14, 2011

10.6* Consulting Agreement between Global Equity Partners PLC and RFC K.K. dated October 19, 2011

10.7* Consulting Agreement between Global Equity Partners PLC and M1 Luxembourg AG dated December 20, 2010

10.8* Consulting Agreement between Global Equity Partners PLC and Monkey Rock Group, Inc. dated November 26, 2009

10.9* Consulting Agreement between Global Equity Partners PLC and Voz Mobile Cloud Ltd. dated December 12, 2011

14*            Code of Business Conduct and Ethics adopted on September 2, 2011

21**           Subsidiaries

31.1** Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2** Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1**         906 Certification of Principal Executive Officer

32.2**         906 Certification of Principal Financial Officer

----------
* Incorporated by reference to the Company's Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.
**   Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Global Equity International, Inc.


Dated: March 30, 2012                 /s/ Peter J. Smith
                                      ------------------------------------------
                                 By:  Peter J. Smith
                                 Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2012                 /s/ Peter J. Smith
                                      ------------------------------------------
                                 By:  Peter J. Smith
                                 Its: President and Chief Executive Officer and
                                      Director (Principal Executive Officer)


Dated: March 30, 2012                 /s/ Enzo Taddei
                                      ------------------------------------------
                                 By:  Enzo Taddei
                                 Its: Chief Financial Officer, Secretary and
                                      Director (Principal Financial Officer and
                                      Principal Accounting Officer)

                Global Equity International, Inc. and Subsidiary
                        Consolidated Financial Statements
                           December 31, 2011 and 2010

                                    CONTENTS

                                                                         Page(s)
                                                                         -------

Report of Independent Registered Public Accounting Firm                    F-3

Consolidated Balance Sheets -December 31, 2011 and 2010                    F-4

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2011 and 2010                                     F-5

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2011 and 2010                                     F-6

Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010                                     F-7

Notes to Consolidated Financial Statements                                 F-8

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of:
Global Equity International, Inc.

We have audited the accompanying consolidated balance sheets of Global Equity International, Inc. and Subsidiary, as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Equity International, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and comprehensive income (loss), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has a net loss of $1,688,102 and net cash used in operations of $92,780 for the year ended December 31, 2011. The Company also has a working capital deficit of $185,123 at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note
8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman & Company, P.A.
-------------------------------
Boca Raton, Florida
March 29, 2012

                Global Equity International, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                       December 31, 2011     December 31, 2010
                                                                       -----------------     -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $     2,218           $     3,275
  Accounts receivable                                                          35,000                    --
  Prepaids                                                                        551                   551
                                                                          -----------           -----------
TOTAL CURRENT ASSETS                                                           37,769                 3,826

MARKETABLE SECURITIES                                                       1,690,000             2,227,236
                                                                          -----------           -----------

TOTAL ASSETS                                                              $ 1,727,769           $ 2,231,062
                                                                          ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $    37,191           $    23,357
  Accrued liabilities - related parties                                       145,528                    --
  Loans payable - related party                                                40,173                    --
                                                                          -----------           -----------
TOTAL CURRENT LIABILITIES                                                     222,892                23,357
                                                                          -----------           -----------

Redeemable Series A, Convertible Preferred Stock:
 5,000,000 shares authorized and 5,000,000 and no shares
 issued and outstanding, respectively, $0.001 par value
 (redemption amount $480,000) (liquidation preference of $0)                  480,000                    --
                                                                          -----------           -----------
STOCKHOLDERS' EQUITY
  Common Stock: 70,000,000 shares authorized and 28,780,700
   and 28,668,000 shares issued and outstanding, respectively,
   $0.001 par value                                                            28,781                28,668
  Additional Paid In Capital                                                  393,103               336,866
  Retained Earnings                                                           (12,007)            1,676,095
  Accumulated other comprehensive income                                      615,000               166,076
                                                                          -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                  1,024,877             2,207,705
                                                                          -----------           -----------

Total Liabilities, Redeemable Preferred Stock & Stockholders' Equity      $ 1,727,769           $ 2,231,062
                                                                          ===========           ===========

                See accompanying notes to financial statements.

                Global Equity International, Inc. and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                             Years Ended December 31,
                                                                           2011                   2010
                                                                       ------------           ------------
REVENUE                                                                $    288,041           $  2,061,160

GENERAL AND ADMINISTRATIVE EXPENSES                                         889,984                291,913

REALIZED LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES                      1,086,160                     --
                                                                       ------------           ------------
NET INCOME (LOSS)                                                      $ (1,688,102)          $  1,769,247
                                                                       ============           ============

NET INCOME (LOSS) PER COMMON SHARE -
 BASIC AND DILUTED                                                     $      (0.06)          $       0.08
                                                                       ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                                       28,735,897             21,092,405
                                                                       ============           ============
COMPREHENSIVE INCOME (LOSS):
  Net income (loss)                                                    $ (1,688,102)          $  1,769,247
  Unrealized gain on available for sale marketable securities               448,924                166,076
                                                                       ------------           ------------

COMPREHENSIVE INCOME (LOSS)                                            $ (1,239,178)          $  1,935,323
                                                                       ============           ============


                See accompanying notes to financial statements.

                Global Equity International, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
                          Year ended December 31, 2011

                                                                                 Retained        Accumulated
                                            Common Stock         Additional      Earnings           Other           Total
                                         ------------------       Paid-in      (Accumulated     Comprehensive   Stockholders'
                                         Shares      Amount       Capital         Deficit)      Income (Loss)     Equity
                                         ------      ------       -------         --------      -------------     ------
Balance - December 31, 2009             20,000,000   $20,000     $ 80,000       $  (93,152)     $        --     $     6,848

Stock issued in connection with debt
 conversion ($0.40/share)                  668,000       668      264,866               --               --         265,534

Recapitalization                         8,000,000     8,000       (8,000)              --               --              --

Net income - 2010                               --        --           --        1,769,247               --       1,769,247

Unrealized gain on available for sale
 marketable securities                          --        --           --               --          166,076         166,076
                                        ----------   -------     --------       ----------      -----------     -----------

Balance - December 31, 2010             28,668,000    28,668      336,866        1,676,095          166,076       2,207,705

Stock issued for cash ($0.50/share)        103,100       103       51,447               --               --          51,550

Common stock issued for services
 ($0.50/share)                               9,600        10        4,790               --               --           4,800

Net loss - 2011                                 --        --           --       (1,688,102)              --      (1,688,102)

Unrealized gain on available for sale
 marketable securities                          --        --           --               --          448,924         448,924
                                        ----------   -------     --------       ----------      -----------     -----------

BALANCE - DECEMBER 31, 2011             28,780,700   $28,781     $393,103       $ (12,007)      $   615,000     $ 1,024,877
                                        ==========   =======     ========       ==========      ===========     ===========

See accompanying notes to financial statements.

                Global Equity International, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                   Years Ended December 31,
                                                                                 2011                   2010
                                                                             ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $ (1,688,102)          $  1,769,247
  Adjustments to reconcile net income (loss) to net cash
   used in by operating activities:
     Redeemable preferred stock issued for services  - related party              480,000                     --
     Common stock issued for services                                               4,800                     --
     Marketable securities received as revenue                                   (100,000)            (2,061,160)
     Realized loss on impairment of marketable securities                       1,086,160                     --
  Changes in operating assets and operating liabilities:
     Accounts receivable                                                          (35,000)                    --
     Prepaid expenses                                                                  --                  6,674
     Accounts payable                                                              13,834                 19,600
     Accrued liabilities - related parties                                        145,528                     --
                                                                             ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                                             (92,780)              (265,639)
                                                                             ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable - shareholders                                       40,173                     --
  Proceeds from loans payable                                                      35,500                     --
  Repayments of loan                                                              (35,500)                    --
  Proceeds from convertible debt                                                       --                265,534
  Proceeds from issuance of common stock                                           51,550                     --
                                                                             ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          91,723                265,534
                                                                             ------------           ------------

NET DECREASE IN CASH                                                               (1,057)                  (105)

CASH - BEGINNING OF YEAR                                                            3,275                  3,380
                                                                             ------------           ------------

CASH - END OF YEAR                                                           $      2,218           $      3,275
                                                                             ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                     $        500           $         --
                                                                             ============           ============
  Cash paid for income taxes                                                 $         --           $         --
                                                                             ============           ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock issued in connection with debt conversion                            $         --           $    265,534
                                                                             ============           ============

                See accompanying notes to financial statements.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


NOTE 1 NATURE OF OPERATIONS

Global Equity Partners, PLC ("GEP"), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the "Company" or "GEI"), a private company, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. See Note 3. GEI is a holding company that conducts operations through its wholly owned subsidiary, GEP.

Revenue is generated from business consulting services, financing introduction fees, and equity participation.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non confirming events. Accordingly, the actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

The Company's operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, respectively, the Company had no cash equivalents.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes accounts receivable in connection with the services provided. The Company has not recorded any allowance for bad debt, as all amounts are expected to be collected.

MARKETABLE SECURITIES

(A) CLASSIFICATION OF SECURITIES

At the time of acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

All securities held at December 31, 2011 are designated as available for sale.

Any  unrealized  gains and losses are  reported  as other  comprehensive  income
(loss). Realized gains (losses) will be computed on a specific identification basis and are recorded in net capital gains (losses) on investments in the statements of operations.

COST METHOD INVESTMENT

At December 31, 2011, the Company has one investment, having a fair value of $100,000, that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 10% of the common stock in a private company in which the best evidence of fair value was the services rendered.

In accordance with ASC NO.325-20, "COST METHOD INVESTMENTS", the Company recognizes an investment in the stock of an investee as an asset, as a component of marketable securities.

Under the cost method of accounting for investments in common stock, dividends will be the basis for recognition by the Company of earnings from the investment. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. At December 31, 2011, the Company had not received any dividends.

Since the Company has less than $100,000,000 in assets, estimating fair value and related impairment is exempt under ASC No. 325-35-26.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


(B) OTHER THAN TEMPORARY IMPAIRMENT

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded a realized loss on impairment of marketable securities for the years ended December 31, 2011 and 2010 totaling $1,086,160 and $0, respectively (See Note 4).

BENEFICIAL CONVERSION FEATURE

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

DERIVATIVE LIABILITIES

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once the derivative liabilities are determined, they are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


DEBT ISSUE COSTS AND DEBT DISCOUNT

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

ORIGINAL ISSUE DISCOUNT

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

REVENUE RECOGNITION

Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured.

The Company's services do not include a provision for cancellation, termination, or refunds.

In 2011, the Company received marketable securities and cash as consideration for services rendered. In 2010, the Company received marketable securities as consideration for all revenue recognized.

During 2011 and 2010, the Company had the following concentrations of accounts receivables with customers:

         Customer          2011            2010
         --------          ----            ----

            D              43%              --%
            E              57%              --%

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


During 2011 and 2010, the Company had the following concentrations of revenues with customers:

         Customer          2011            2010
         --------          ----            ----

            A              --%              53%
            B              --%              47%
            C              25%              --%
            D              19%              --%
            E              21%              --%
            F*             35%              --%

No securities were acquired from customers "C", "D", or "E" as all of this revenue was received in cash (See Note 4).

* Non-marketable securities, accounted for under the cost method.

SHARE-BASED PAYMENTS

The Company recognizes all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

When computing fair value, the Company considered the following variables:

     * The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the warrant in effect at the time of the grant.
     *    The expected term was developed by management estimate.
     * The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.
     * The expected volatility is based on management estimates regarding private company stock, where future trading of stock in a public market is expected to be highly volatile.
     *    The forfeiture rate is based on historical experience.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

On November 15, 2010, the date of the reverse recapitalization, the Company became subject to federal and state income taxes.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest for the years ended December 31, 2011 and 2010.

The Company may be subject to examination by the Internal Revenue Service ("IRS") and state taxing authorities for 2011 and 2010 tax years.

The Company's subsidiary, GEP, is incorporated under the laws of the Republic of Seychelles ("Seychelles"). A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. GEP did not do business in Seychelles for the years ended December 31, 2011 and December 31, 2010, and GEP does not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2011 and December 31, 2010. All business activities were performed by GEP in Dubai for the years ended December 31, 2011 and December 31, 2010. Dubai does not have an income tax.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has no common stock equivalents, which, if exercisable, would be anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

COMPREHENSIVE INCOME (LOSS)

Consists  of  the  change  in  unrealized  gain  (loss)  on   available-for-sale
marketable securities.

FAIR VALUE FOR FINANCIAL ASSETS AND LIABILITIES

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

     * Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

     * Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

     * Level 3: Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


The carrying amounts reported in the balance sheet for cash, prepaids, accounts receivable, accounts payable, accrued liabilities - related parties and loans payable - related party, approximate fair value based on the short-term nature of these instruments.

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2011.

The following is the Company's assets measured at fair value on a nonrecurring basis at December 31, 2011 and 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

                                       December 31, 2011      December 31, 2010
                                       -----------------      -----------------

Level 1 - None                            $       --             $       --
Level 2 - Marketable Securities            1,590,000              2,227,236
Level 3 - Non-Marketable Securities          100,000                     --
                                          ----------             ----------
TOTAL                                     $1,690,000             $2,227,236
                                          ==========             ==========

Changes in Level 3 assets measured at fair value for the year ended December 31, 2011 were as follows:

                                                              December 31, 2011
                                                              -----------------

Beginning balance, December 31, 2010                             $       --
Realized and unrealized gains (losses)                                   --
Purchases, sales and settlements                                    100,000
Impairment loss                                                          --
                                                                 ----------
Ending balance, December 31, 2011                                $  100,000
                                                                 ==========

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):
Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance in these financial statements.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


In May 2011,  the FASB issued ASU No.  2011-04,  Fair Value  Measurement  (Topic
820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3 REVERSE RECAPITALIZATION

On November 15, 2010, the Company merged with GEP, a private corporation, and GEP became the surviving corporation, in a transaction treated as a reverse recapitalization. GEI did not have any material operations and majority-voting control was transferred to GEP.

In the recapitalization, GEI issued 20,000,000 shares of common stock in exchange for all of GEP's 100,000 issued and outstanding shares of commons stock. For financial reporting purposes, the 100,000 shares have been recasted to 20,000,000 shares in accordance with an exchange ratio of 200 for 1. The balance of the common shares issued and outstanding in GEI prior to the recapitalization were 8,000,000 common shares, and these common shares represent the common shares issued and outstanding in GEI prior to the recapitalization that were not contemplated in the share exchange. The transaction resulted in GEP's shareholders acquiring approximately 72% control.

The transaction also required a recapitalization of GEP. Since GEP acquired a controlling voting interest, it was deemed the accounting acquirer, while GEI was deemed the legal acquirer. The historical financial statements of the Company are those of GEP and of the consolidated entities from the date of recapitalization and subsequent.

Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


NOTE 4 MARKETABLE SECURITIES AND FAIR VALUE

The following table represents the Company's available for sale marketable securities holdings as of December 31, 2010 and 2011:

Equity securities acquired in 2010                              $ 2,061,160
Unrealized gains - 2010                                             210,000
Unrealized losses - 2010 (*)                                        (43,924)
                                                                -----------
Equity securities at fair value - 2010                            2,227,236
Equity securities acquired in 2011                                  100,000
Unrealized gains - 2011                                             405,000
Impairment loss - 2011 (*)                                       (1,042,236)
                                                                -----------
EQUITY SECURITIES AT FAIR VALUE - 2011                          $ 1,690,000
                                                                ===========

(*) The securities acquired in 2010 from customer "B" were permanently impaired to zero since the customer was delisted from the Frankfurt Open Market when it fell out of compliance with the capital adequacy rules. During 2011, in connection with recording a realized loss on impairment of marketable securities for customer "B", previously recorded unrealized losses of $43,924 were recorded as a component of total impairment loss of $1,086,160.

NOTE 5 DEBT

(A) RELATED PARTY

The Company received advances, of $40,173, from related parties. The advances are non-interest bearing, unsecured and due on demand.

(B) OTHER

In July 2011, the Company received an advance, of $35,500, from a third party. The advance was non-interest bearing, unsecured and due on demand. The loan was repaid in September 2011.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


NOTE 6 INCOME TAXES

The Company's provision (benefit) for income taxes is approximately as follows:

                                              2011                2010
                                            --------            --------
Current:
  Federal                                   $     --            $     --
  State                                           --                  --
                                            --------            --------
Total                                             --                  --
                                            --------            --------

Deferred:
  Federal                                         --                  --
  State                                           --                  --
                                            --------            --------
Total                                             --                  --
                                            --------            --------
   Continuing operations                    $     --            $     --
                                            ========            ========

The income tax provision differs from the amount of tax determined by applying the federal statutory rate approximately as follows:

                                               2011              2010
                                             ---------         ---------

Income tax provision at statutory rate       $(586,000)        $ 583,000
Increase (decrease) in income tax due to:
  Non-taxable foreign earnings                 574,000          (602,000)
  State taxes                                   (1,000)           (2,000)
  Change in valuation allowance                 13,000            21,000
                                             ---------         ---------
Total                                        $      --         $      --
                                             =========         =========

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


Net deferred tax assets and liabilities are comprised approximately of the following:

                                                      2011                2010
                                                    --------            --------

Deferred tax assets (liabilities), current          $     --           $     --
                                                    --------           --------
Deferred tax assets (liabilities), non-current:
  Net operating loss                                  34,000             21,000
  Valuation allowance                                (34,000)           (21,000)
                                                    --------           --------
                                                          --                 --
                                                    --------           --------

Net deferred tax assets (liabilities)               $     --           $     --
                                                    ========           ========

Current assets (liabilities)                        $     --           $     --
Non-current assets (liabilities)                          --                 --
                                                    --------           --------
                                                    $     --           $     --
                                                    ========           ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

During the years ended December 31, 2011 and 2010, the Company generated net operating losses of approximately $34,000 and $55,000, respectively, for federal and Florida income tax purposes. These losses can be carried forward and used to offset taxable income in future years and expire on December 31, 2031 and 2030, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2011 and 2010, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $34,000 and $21,000 has been provided in the accompanying financial statements as of December 31, 2011 and 2010, respectively.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


For the year ended December 31, 2011 and from November 15, 2010 to December 31, 2010, GEP incurred a loss of approximately $567,000 and $20,000, respectively. Therefore, GEP had negative earnings and profits and does not have any foreign earnings and profits to be distributed. Since GEP does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of December 31, 2011 and 2010.

The Company is not subject to any foreign income taxes for the years ended December 31, 2011 and 2010.

The Company may be subject to examination by the Internal Revenue Service ("IRS") and state taxing authorities for 2011 and 2010 tax years.

NOTE 7 STOCKHOLDERS' EQUITY

PREFERRED STOCK

On November 30, 2011, the Company designated Series A Preferred Stock, with the following rights:

     *    Voting rights - each share has two votes.
     * Conversion - each share is automatically convertible into 10,000,000 shares of common stock on December 1, 2013. (See Redeemable Preferred Stock below).
     *    No dividend rights.
     *    No liquidation rights.

The Company issued 5,000,000, Series A, convertible preferred shares of stock, as a bonus to its Chief Executive Officer for services rendered, having a fair value of $480,000 ($0.096/share), based upon the fair value of the services rendered, which represents the best evidence of fair value.

The Company has determined that no beneficial conversion feature or derivative financial instruments exist in connection with the Series A, convertible preferred stock, as the conversion rate was fixed at an amount equal to the market price of our common stock. Additionally, there is a stated number of fixed shares.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


REDEEMABLE PREFERRED STOCK

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside shareholders' equity when the stock is:

     * Redeemable at a fixed or determinable price on a fixed or determinable date,
     *    Redeemable at the option of the holder, or
     *    Redeemable based on conditions outside the control of the issuer.

Since the Series A, convertible preferred stock is redeemable on December 1, 2013 it is presented on the balance sheets as "Redeemable Preferred Stock" in a manner consistent with temporary equity.

There are no other features associated with this class of redeemable preferred stock, which require disclosure. The carrying amount and redemption amount are $480,000. There are no redemption requirements.

COMMON STOCK

YEAR END 2010

On December 31, 2010, the Company agreed to issue 668,000 restricted common shares to various creditors as part of a debt conversion agreement for $263,534.

YEAR END 2011

In May and June 2011, the Company issued 103,100 shares of common stock for $51,550 ($0.50/share).

On September 23, 2011, the Company issued 9,600 shares of common stock for services rendered, having a fair value of $4,800 ($0.50/share), based upon recent third party cash offerings.

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $1,688,102 and net cash used in operations of $92,780 for the year ended December 31, 2011; and a working capital deficit of $185,123 and at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company's existence.

The Company expects to use its working capital to implement a marketing program to increase awareness of its business model, which includes, but is not limited to, acquisition of private companies, with the intention of taking those companies public in the United States and possibly dual listing those entities abroad. In the event that operating cash flows are slowed or nonexistent, the Company plans to reduce its overhead wherever possible.

Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected hence there is certain doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 9 COMMITMENTS

Effective September 1, 2011, the Company executed an employment agreement with its Chief Executive Officer and Chief Financial Officer, under the following terms:

     *    Salary - $120,000 - 240,000 per year,
     *    Stock options - amount yet to be determined; and
     *    Term - 3 years

At December 31, 2011, the Company has accrued salaries of $145,528 for these officers.

NOTE 10 SUBSEQUENT EVENTS

DEBT

In March 2012, the Company entered into 90 day bridge loan agreements to raise a total of $70,000. The loans will have interest ranging from 0% - 3%. The loans are unsecured. As of March 29, 2012, the Company has received $50,000.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010


In connection with this loan, the Company issued 140,000 shares of common stock, having a fair value of $70,000 ($0.50/share), based upon recent third party services rendered, and 20,000 warrants to the lender having an exercise price of $1, expiring September 2013. The fair value of the warrants was approximately $7,000.

The amounts paid to acquire the debt financing have been treated as a debt discount. The Company will record debt discounts of $70,000. The remaining valuation of the warrants of $7,000 will be recorded as interest expense. The Company will credit additional paid in capital for $77,000.

The Company applied fair value accounting for all share based payment awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used are as follows:

     Exercise price                        $        1
     Expected dividends                             0%
     Expected volatility                          200%
     Risk fee interest rate                      0.35%
     Expected life of option                1.5 years
     Expected forfeitures                           0%