Form 10-K/A
period 2011-12-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2012-05-02
CIK 1533106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

     As of April 30, 2012, there were 28,920,700 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.   Business                                                            4
Item 1A.  Risk Factors                                                       16
Item 1B.  Unresolved Staff Comments                                          21
Item 2.   Properties                                                         21
Item 3.   Legal Proceedings                                                  21
Item 4.   Mine Safety Disclosures                                            21

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters and
          Issuer Purchases of Equity Securities                              22
Item 6.   Selected Financial Data                                            27
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              27
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks         35
Item 8.   Financial Statements and Supplementary Data                        35
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               36
Item 9A.  Controls and Procedures                                            36
Item 9B.  Other Information                                                  37

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance             37
Item 11.  Executive Compensation                                             41
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    45
Item 13   Certain Relationships and Related Transactions, and Director
          Independence                                                       47
Item 14.  Principal Accounting Fees and Services                             47

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules                            48

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment") amends the Annual Report on Form 10-K for Networking Partners, Inc. ("Company") for the fiscal year ended December 31, 2011 ("Original Form 10-K"). This Amendment is being filed in response to SEC Staff comments. This Amendment is also being filed to include disclosures correlative to those disclosures contained in Amendment No. 4 to the Company's Form 10 registration statement. The filing of this Amendment is not an admission that our Original Form 10-K included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

     GEP is a Dubai based firm that provides consulting services, such as corporate restructuring, advice on management buy outs, management recruitment, website design and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

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

     GEP looks for promising small to medium size companies ($2,000,000 to $10,000,000 in assets) and introduce these clients to private and institutional investors in our network ("rol-a-dex") of over 179 "financial introducers" around the world. These financial introducers are simply groups of people or institutions that are presently introducing new clients to us or who have introduced new clients to our management in the past. We do not have any contractual arrangements, written or otherwise, with these financial introducers.

     Presently, GEP is our only operating business. Global Equity International's present operations are limited to insuring compliance with regional, state and national securities regulatory agencies and organizations. In addition, GEI is charged with (i) handling our periodic obligations under the Securities Exchange Act of 1934; (ii) managing our investor relations; and (iii) raising debt and equity capital necessary to fund our operations and enhance and grow our business. GEI does not offer or conduct any consulting or advisory services, as such services are performed solely by our foreign subsidiary, GEP.

     We currently offer the following services to our clients:

     *    Corporate restructuring
     *    Management buy outs
     *    Management recruitment
     *    Website design, development and marketing advice
     *    Investor and public relations
     *    Regulatory compliance
     *    Exchange listings
     *    Introductions to financiers

CORPORATE RESTRUCTURING SERVICES

     We advise and assist our clients in determining the corporate structure that is most suitable to their business models. We recommend management changes where necessary. We also offer them corporate governance models customized to their specific organizations and desired exchange listings. We also review and analyze their balance sheets and capital structures and make recommendations on debt consolidations, equity exchanges for debt, proper capital structures and viability and timing of equity and debt offerings. We do not presently recommend and we do not intend in the future to recommend that our clients merge or be acquired by shell companies.

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

     As used throughout this Annual Report, references to "Global Equity International," "GEI," "Company," "we," "our," "ours," and "us" refer to Global Equity International, Inc. and our subsidiaries, unless the context otherwise requires. In addition, references to "financial statements" are to our consolidated financial statements contained herein, except as the context otherwise requires. References to "fiscal year" are to our fiscal year which ends on December 31 of each calendar year. Unless otherwise indicated, the terms "Common Stock," "common stock" and "shares" refer to our shares of $.001 par value, common stock.

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

NEW BUSINESS TRANSACTED IN 2011

     In 2011, we initially had contracts with three companies: (1) RFC K.K., a Japan based company; (2) Black Swan Data Limited, a United Kingdom based company; and (3) Arrow Cars SL, a company based in Spain. In addition, we entered into another contract on December 12, 2011 with Voz Mobile Cloud Ltd, a U.S. corporation, and we concluded our work on that contract on December 31, 2011.

(1) RFC K.K.

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

     A "target business" would be a company having a business plan that is compatible with RFC K.K.'s business because it has a similar business to RFC K.K. and have net assets, net profits and projected growth that would be suitable for RFC K.K. and that, if combined with RFC K.K., could help RFC K.K. grow its business and ultimately meet various requirements or standards for having RFC K.K.'s shares listed on an exchange or quoted on a stock quotation medium. At this time, RFC K.K. has not decided on a particular exchange or identified any particular target business.

     RFC K.K. has agreed to pay us a total of $240,000 over the initial 12 months of our contract. We have received $60,000 under this contract so far and have nine more payments due to us at $20,000 each. During months 13-24 of the contract, RFC K.K. will pay us $6,000 per month. In addition, we will receive a 10% equity stake in RFC K.K. in the event that we assist RFC K.K. in acquiring a "target business."

(2) BLACK SWAN DATA LIMITED

     Black Swan Data Limited is a United Kingdom based company ("Black Swan") that has developed algorithm based artificial intelligence that audits and merges internal and external data feeds from various sources, such as sales and transactional data, web and mobile statistics, consumer services data, social network analysis and customer relationship management databases.

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

     A "target business" would be a company having a business plan that is compatible with Black Swan Data Limited's business because it has a similar business to Black Swan Data Limited, and having net tangible assets, net profits and projected growth that would be suitable for Black Swan Data Limited and that, if combined with Black Swan Data Limited, could help Black Swan Data Limited grow its business and ultimately meet the various requirements or standards for having Black Swan data Limited's shares listed on an exchange or quoted on a stock quotation medium. At this time, Black Swan Data Limited has not decided on a particular exchange or target business.

     Black Swan Data Limited has agreed to pay us $180,000, of which $40,000 has been paid. We will receive the balance of $140,000 over the next 12 months. In addition, we will receive a 10% equity stake in Black Swan Data Limited in the event we assist Black Swan Data Limited in acquiring a target business. Upon successful quotation of Black Swan Data Limited's shares on a stock market, GEP will be appointed as a consultant to Black Swan Data Limited for a 24 month period at $7,500 per month to assist Black Swan Data Limited in obtaining a listing on NASDAQ in the United States or listing on an alternative, high profile American stock exchange (i.e., American Stock Exchange or New York Stock Exchange).

(3) ARROW CARS SL

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

     A "target business" would be a company having a business plan that is compatible with Arrow Cars SL's business because it has a business similar to Arrow Cars SL, and having net tangible assets, net profits and projected growth that would be suitable for Arrow Cars SL and that, if combined with Arrow Cars SL, could help Arrow Cars SL grow its business and to ultimately meet various requirements or standards for having Arrow Cars SL's shares listed on an exchange or quoted on a stock quotation medium. At this time, Arrow Cars SL has not decided on a particular exchange or a target business.

     Arrow Cars SL agreed to pay us an initial fee of $20,000 and then an additional aggregate fee of $115,000 over the subsequent twelve months. Arrow Cars has paid us $83,000 to date. In addition, we will receive a 10% equity stake in Arrow Cars SL in the event we assist Arrow Cars SL in acquiring a target business.

(4) VOZ MOBILE CLOUD LTD

     On December 12, 2011, we entered into a contract with Voz Mobile Cloud Ltd, a "voice to mail" technology company based in the U.S.. We consulted with Voz Mobile Cloud Ltd on corporate restructuring, and we concluded our work on that contract on December 31, 2011. As compensation, we received 2,000,000 shares of Voz Mobile Cloud Ltd common stock, which we valued at $100,000 in the fourth quarter of 2011.

        During 2011, the Company had revenues totaling $288,041, of which $188,041 was comprised entirely of cash received from these three clients: Arrow Cars SL, Black Swan Data Limited and RFC KK. We also received 2,000,000 shares of a private company called Voz Mobile Cloud Ltd, valued at $100,000.

Arrow Cars SL                                    $ 73,081        25%  (1)
RFC KK                                           $ 60,000        21%  (1)
Black Swan Data Limited                          $ 54,960        19%  (1)
Voz Mobile Cloud Ltd                             $100,000        35%  (2)
                                                 --------      ----
      TOTAL                                      $288,041       100%
                                                 ========      ====

----------
(1)  Represents cash fees received by the Company.
(2)  Represents stock received in lieu of services rendered by the Company.

     In 2011, our total operating expenses amounted to $337,991.

OPERATING EXPENSES:

GENERAL & ADMINISTRATIVE
  Office Expenses                                $  10,415
  Rent Expense                                   $   3,540
  Travel                                         $  47,914
  Web & Advertising                              $   5,133
                                                 ---------
                                                 $  67,002
LEGAL & ACCOUNTING
  Legal                                          $  16,359
  Accountants                                    $  25,000
                                                 ---------
                                                 $  41,359
OTHER PROFESSIONAL SERVICES
  Edgar Filer Service                            $   1,180
  Transfer Agent                                 $   2,630
  Other                                          $  42,528 (1)
                                                 ---------
                                                 $  46,338
OTHER EXPENSES - SALARIES
  Peter Smith                                    $ 129,959
  Enzo Taddei                                    $  40,000
  Adrian Scarrott                                $  13,332
                                                 ---------
                                                 $ 183,291 (2)
                                                 ---------

TOTAL OPERATING EXPENSES                         $ 337,991
                                                 =========

----------
(1) This amount includes due diligence fees paid to third parties on behalf of some of our clients.
(2) The Company's salaries expense amounted to $183,291, of which $133,332 was accrued and unpaid at December 31, 2011.

     In 2011, we paid a total of $10,000 to Mr. Patrick Dolan, a resident of London, United Kingdom, as a commission for introducing us to RFC K.K.

COMMISSION EXPENSES:

COMMISSIONS PAID TO INTRODUCERS
  Introduction of RFC KK                         $   10,000
                                                 ----------
                                                 $   10,000
                                                 ==========

     In 2011, the Company incurred other "non-recurring expenses" amounting to $1,632,160:

OTHER EXPENSES - NON-RECURRING
  Dubai, U.A.E. Administrative and Consultancy
   Service                                       $   66,000
  Bonus paid with Redeemable "Preferred shares"
   to Mr. Peter Smith                            $  480,000 (3)
  Realized Loss on Impairment of Marketable
   Securities                                    $1,086,160 (4)
                                                 ----------
                                                 $1,632,160
                                                 ==========

----------
(3) 5,000,000 shares of the Company's Series A Preferred Stock were issued to Mr. Peter James Smith, our President, in lieu of the $480,000 salary bonus our Board of Directors decided to grant to him.
(4) Realized loss due to the impairment of our M1 Luxembourg AG marketable securities; this impairment was for $1,086,160.

     In 2011, the net loss was $(1,688,102) and the unrealized gain on the "available for sale marketable securities" owned by the Company amounted to $448,924; hence, the comprehensive loss amounted to ($1,239,178) for 2011.

     The Company recorded interest income amounting to $690, paid $500 of interest and also recorded an exchange rate loss of $4,197.

OTHER INCOME / EXPENSE
  Interest Income                                $      690
  Interest Expense                               $     (500)
  Exchange Rate Gain / (Loss)                    $   (4,197)
                                                 ----------
                                                 $   (4,007)
                                                 ==========

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

FUTURE PLANS

     We currently have four clients under contract, Arrow Cars SL, Black Swan Data Limited, RFC K.K. and Direct CCTV and Security Systems Ltd. On March 31, 2012, GE Partners PLC entered into an agreement with CDP Security Group Limited, doing business as "Direct CCTV" ("Direct CCTV") of Victory Way, Admirals Park, Crossways Business Park, Dartford, Kent DA2 6QD. Direct CCTV is engaged in the business of installing closed circuit television and other security equipment.

     We have contracted to provide the following services to Direct CCTV:

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

     A "target business" would be a company having a business plan that is compatible with Direct CCTV's business because it has a similar business to Direct CCTV, and having net tangible assets, net profits and projected growth that would be suitable for Direct CCTV and that, if combined with Direct CCTV, could help Direct CCTV grow its business in order to meet the various requirements or standards for having Direct CCTV's shares listed on an exchange or quoted on a stock quotation medium. At this time, Direct CCTV has not decided on a particular exchange or target business.

     Direct CCTV has agreed to pay us $240,000, of which $60,000 was paid on April 10, 2012. We will receive the balance of $180,000 over the next twelve months. In addition, we will receive a 10% equity stake in Direct CCTV in the event we assist Direct CCTV in acquiring a target business.

MILESTONES THROUGH APRIL 2013

     Our specific plan of operations and milestones through April 2013 are as follows:

DURING THE SECOND QUARTER OF 2012, WE INTEND TO:

DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

     We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

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

     We intend to develop relationships with a further five "introducers" to potential new business for the Company before the end of June 2012. The estimated additional expense of $10,000 to achieve this is mainly travel expenses that will be funded by income receivable from clients currently under contract.

DURING THE THIRD QUARTER OF 2012, WE INTEND TO:

CREATE A MORE EFFICIENT SYSTEM FOR REVIEWING PROSPECTIVE BUSINESSES.

     Our new business review system will change in 2012. We will concentrate our efforts on the quality of the company that is introduced to us. We will start off by sending the client a standard due diligence list and request that they complete the list and send us the support for review. We will then follow-up the due diligence with a "site visit" in order to properly understand our client's business model and more importantly meet the principals in person. We intend to begin this process in July 2012 and will have an added cost of $5,000 per company reviewed. We will fund this additional expense from operational income, mainly income receivable from clients currently under contract.

EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

     We intend to form relationships with merger and acquisition specialists during 2012 which will hopefully enable us to: 1) find potential merger and acquisition candidates, 2) introduce our clients to brokers and investment bankers, and 3) introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing. The only additional cost for this activity will be a very small administrative burden for telephone calls and communications to be funded out of operational income, mainly income receivable from clients currently under contract.

DURING THE FOURTH QUARTER OF 2012, WE INTEND TO:

EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY IN DUBAI

     Our network of investment companies in Dubai is currently small; however, we intend to substantially expand our Dubai network in order to enable us to make introductions on a more institutional level. From October 2012 onwards, we intend to develop our network to at least twelve Investment Institutions who may have interests in minority shareholding in companies from outside of the Middle East Region. We anticipate a small administrative cost to be no more than $10,000 for such development to be funded from operational income, mainly income receivable from clients currently under contract.

BETWEEN JULY 2012 AND APRIL 2013, WE INTEND TO:

SIGN CONTRACTS WITH A MINIMUM OF THREE NEW CLIENTS.

     We have a pipeline of at least twelve potentially new clients that we are currently reviewing and we hope that we will gain at least three new consultancy contracts in 2012. Hopefully, this pipeline will grow during 2012 and early 2013, making the possibility of attracting at least three new clients more achievable.

     Our estimated monthly cash burn rate for 2012 and through April 2013 will be approximately $20,000, which does not include the $33,333 we will accrue in salaries to our management team on a monthly basis. Our management team will not be paid cash salaries until such time as our monthly revenues are sufficient to pay our estimated $20,000 monthly burn rate and have money left over to pay a portion or all of the accrued management team salaries. However, we cannot assure investors that we will have sufficient revenues to fund our operations for the next 12 months.

CASH BURN TABLE:

General & Administrative                         $   11,000
Legal & Accounting                               $    4,000
Other Expenses - Milestones                      $    5,000
                                                 ----------
      TOTAL                                      $   20,000
                                                 ==========

     During the next twelve months, we estimate that the $4,000 per month (see table above) in legal and accounting fees will cover the audit of our financial statements for the fiscal year ended December 31, 2012, quarterly reviews by our auditors of our interim (unaudited) financial statements to be included in our Form 10-Q Quarterly Reports and preparation of our Form 10-K, Form 10-Qs, Form 8-Ks and information statements or proxy statements.

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

     We are not a broker-dealer. We do not believe we are an investment adviser or an investment company. We are not a hedge fund or a mutual fund or any similar type of fund. We are primarily an operating business that offers and performs corporate consultancy services.

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

     BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS IN WHICH CASE INVESTORS COULD LOSE THEIR INVESTMENTS IN OUR COMMON STOCK.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your investment.

     WE HAVE NO COMMITMENTS FROM ANY ONE TO PROVIDE US WITH DEBT OR EQUITY FINANCING. IN THE EVENT OUR REVENUES DO NOT COVER OUR EXPENSES, THEN WE MAY NOT BE ABLE TO CARRY OUT OUR BUSINESS PLAN.

     Our monthly cash burn rate is estimated to be $20,000 during 2012 and through April 2013, which does not include the $33,333 we will accrue in salaries of our management team on a monthly basis. Our management team will not be paid cash salaries until such time as our monthly revenues are sufficient to pay our estimated $20,000 monthly burn rate and any variable expenses related to recruiting or dealing with clients and have money left over to pay a portion or all of the accrued management salaries. However, we cannot assure investors that we will have sufficient revenues to fund our operations for the next 12 months.

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

     BECAUSE PETER J. SMITH, OUR PRESIDENT, OWNS 62.23% OF OUR TOTAL OUTSTANDING COMMON STOCK AND 5,000,000 (100%) SHARES OF OUR TOTAL OUTSTANDING PREFERRED STOCK, MR. SMITH WILL RETAIN CONTROL OF US AND WILL BE ABLE TO DECIDE WHO WILL BE DIRECTORS AND YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS WHICH COULD DECREASE THE PRICE AND MARKETABILITY OF OUR SHARES.

     Peter J. Smith, our President, owns 62.23% of our total outstanding common stock and 100% of our total outstanding preferred stock. As a result, Peter J. Smith will own the vast majority of the shares of our Common Stock, all shares of our preferred stock and super-voting rights attributable to his preferred stock, which allow him to cast two (2) votes per share of preferred stock and he will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

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

     WE MAY BE SUBJECT TO FURTHER GOVERNMENTAL REGULATION, INCLUDING THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

     As part of our business model, GEP sometimes accepts equity securities in our clients as partial compensation for our services. Historically, 40% or more of our income has been derived from the receipt of equity securities and more than 40% of our assets are comprised of equity securities that we have received in exchange for some of our services.

     Although we do not believe we are engaged in the business of investing, reinvesting or trading in securities, and we do not currently hold ourselves out to the public as being engaged in those activities, it is possible that we may be deemed to be an "inadvertent investment company" under section 3(a)(1)(C) of the Investment Company Act of 1940, as amended ("ICA"), if more than 40% of our future income and/or more than 40% of our assets are derived from "investment securities" (as defined in the ICA), and if we are deemed to be, or perceived to be, primarily engaged in the business of investing, reinvesting or trading in securities.

     If we were deemed or found to be an investment company by the Securities and Exchange Commission or a court of law, then we would face dire consequences and a maze of additional regulatory obligations. For example, registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could be become subject to monetary penalties or injunctive relief, or both, in an action by the SEC, that we would be unable to enforce contracts with third parties or that third parties with whom we have contracts could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

     WE COULD BE SUBJECT TO THE INVESTMENT ADVISERS ACT OF 1940, WHICH WOULD BE DETRIMENTAL TO OUR BUSINESS.

     Although we do not believe we are engaged in the investment advisory business and we do not hold ourselves out to be investment advisers, it is possible that the SEC could deem or find us to be an unregistered investment adviser due to the types of consulting services offered by us. If we were deemed or found to be an investment adviser by the Securities and Exchange Commission or a court of law, then we would face dire consequences and a maze of additional regulatory obligations. For example, registered investment advisers are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, fees, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment adviser, there would be a risk, among other material adverse consequences, that we could be become subject to monetary penalties or injunctive relief, or both, in an action by the SEC, that we would be unable to enforce contracts with third parties or that third parties with whom we have contracts could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment adviser.

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

     THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US, OUR INDUSTRY AND TO OTHER BUSINESSES.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     On December 1, 2011, we filed a registration statement on Form 10. We have filed four amendments to our Form 10 in response to Staff comments. As of the date of this amended Annual Report, we have not cleared the review of our Form 10.

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

     HOLDERS. As of the date of this filing, there were 81 record holders of the 28,920,700 shares of the Company's issued and outstanding Common Stock. The issued and outstanding shares of the Company's common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended.

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

     On November 14, ,2010, the Company issued 1,000,000 shares of common stock to Miss Pilar Tardon, an accountant in Spain, and an individual (non-"U.S. person" as defined in Rule 902 of Regulation S), in exchange for professional services rendered to the Company and also for an introduction commission. The professional services rendered related to financial restructuring of one of our current clients, Arrow Cars SL; these services were valued at $25,000. Miss Tardon also submitted to the Company an invoice for a further $25,000 for her introduction of Arrow Cars SL. Therefore, the total value of Miss Tardon's services were valued at $50,000 and paid by our issuance to her of 1,000,000 shares of common stock.

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

     On March 31, 2012, the Company issued 100,000 shares of common stock to Mr. Robert Hasnain, a resident of the United Kingdom, as interest on a $50,000 loan he made to the Company. $30,000 was loaned to Global Equity Partners Plc on March 20, 2012 and the $20,000 balance of the loan was paid to Global Equity Partners, PLC on April 10, 2012. The Company valued these 100,000 shares at $50,000 in the aggregate.

     On March 31, 2012, the Company issued 40,000 shares of common stock to Mr. David Lonergan, a resident of Ireland, as a portion of the interest due under a loan of $20,000 loan made to Global Equity Partners PLC on March 13, 2012. The Company valued these shares at $20,000 in the aggregate.

     The 2,000,000 shares of common stock issued to Javan Kasili, the 5,000,000 shares of Series A Preferred Stock issued to Peter Smith, the 100,000 shares of common stock issued to Mr. Hasnain and the 40,000 shares issued to Mr. Lonergan, were issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4(2) of the 33 Act, as the issuance of the stock did not involve a public offering of securities based on the following:

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

     All of the other shares described above (except for the 2,000,000 shares of common stock issued to Mr. Javan Kasili, the 5,000,000 shares of Series A Preferred Stock issued to Peter Smith, the 100,000 shares of common stock issued to Mr. Hasnain and the 40,000 shares issued to Mr. Lonergan) were issued in reliance on the exemption from registration requirements of the 33 Act provided by Regulation S of the 33 Act, as the issuance of the shares did not involve the sale to any person who was a "U.S. person" (as defined in Rule 902 of Regulation
S) and based on the following:

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (International Financial Reporting Standard)." ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011-04 is effective for the Company beginning January 1, 2012 and will be applied on a prospective basis. We do not believe that the adoption of ASU 2011-04 will have material effect on our consolidated financial statements.

BUSINESS DEVELOPMENT

2010 TRANSACTIONS

     GEP completed two transactions in 2010. The first transaction involved M1 Luxembourg AG, a Swiss company, that we helped get listed on the Frankfurt Open Market, a German stock exchange.

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

     Our contract with M1 Luxembourg AG originally called for us to receive a cash fee of $200,000. However, we renegotiated our fee to take 2,000,000 shares of the client's common stock, valued at $1,086,160. Our total fees received from M1 Luxembourg AG in 2010 represented approximately 52.7% of our gross revenues for 2010.

     On November 15, 2011, M1 Luxembourg AG's shares were delisted from the Frankfurt Open Market when it fell out of compliance with the capital adequacy rules of the Frankfurt Open Market. M1 Luxembourg AG's shares are no longer quoted on the Frankfurt Open Market. M1 Luxembourg is still in business. However, since its shares are no longer quoted, we will have to write-down the value of this asset in the fourth quarter of 2011 to $ 0. The resulting accounting loss on our M1 Luxembourg AG shares was $1,086,160 and was accounted for in our audited financial statements for the fiscal year ended December 31, 2011.

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

     In 2009, GEP received $15,000 in cash compensation from Monkey Rock Group, Inc. In 2010, GEP received compensation from Monkey Rock in the form of 1,500,000 shares of common stock, valued at $975,000 at the time of issuance. Our total fees received from Monkey Rock Group, Inc. in 2010 represented approximately 47.3% of our gross revenues for 2010.

     Although we received 52.7% of our gross revenues from M1 Luxembourg AG and 47.3% of our gross revenues from Monkey Rock Group, Inc. during 2010, these companies represent non-recurring revenues and we were not dependent on revenues from these two companies in 2011 nor will we be dependent on them in any subsequent period.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2010:

     During 2010, the Company had revenues totaling $2,061,160, comprised entirely of equity received in two companies: M1 Luxembourg AG and Monkey Rock Group, Inc.

     Our general and administration costs amounted to $40,328, including $15,178 in travel expenses. $34,658 was paid to our Chief Executive Officer as salary.

     We paid $88,852 in cash commissions and fees to persons who introduced us to two of our clients, Black Swan Data Limited and Monkey Rock Group Inc., of which amount a commission of $17,577 was paid to Bridge Consulting Limited, a United Kingdom company, for introducing us to Black Swan Data Limited, $71,275 (50,000 Euros) was paid to Mr. Oscar Alario, a Spanish lawyer, who introduced us to Monkey Rock Group, Inc. We issued 1,000,000 shares of common stock to Pilar Tardon, an accountant in Spain valued at $50,000 ($25,000 as a commission for introducing us to Arrow Cars SL plus $25,000 for her accounting services). Neither Bridge Consulting Limited, Oscar Alario nor Pilar Tardon was a related person or party to the Company. We did not have written agreements with Bridge Consulting Limited, Oscar Alario or Pilar Tardon. The commissions paid to Bridge Consulting Limited and Oscar Alario were not based on any percentage of value for the introductions and were instead simply the result of negotiations with them. The $25,000 commission paid to Ms. Tardon was not based on any percentage of value for the introduction to Arrow Cars SL. The $25,000 in accounting fees paid to Ms. Tardon were paid pursuant to her invoice and were not related to the value of the Arrow Cars SL contract.

     We also incurred $64,584 in legal, accounting and other professional fees. We paid an additional $60,050 for business licenses and permits. We recognized exchange rate losses of $3,441.

     Thus, our total operating expenses for 2010 were $291,913.

     The net profit was $1,769,247 and the unrealized gain on the available for sale marketable securities owned by the Company amounted to $166,076, hence the comprehensive income amounted to $1,935,323.

     The Company did not pay any interest as interest was not due within the 2010 fiscal year.

     Based on 21,092,405 weighted average shares outstanding for the year ended December 31 2010, the profit per share was $0.08.

RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011:

     In 2011, we had contracts with four companies: (1) RFC K.K., a Japan based company; (2) Black Swan Data Limited, a United Kingdom based company; (3) Arrow Cars SL, a company based in Spain; and (4) Voz Mobile Cloud Ltd, a company based in the U.S. We entered into our contract with Voz Mobile Cloud Ltd on December 12, 2011, and we concluded our work on that contract on December 31, 2011. As compensation, we received 2,000,000 shares of Voz Mobile Cloud Ltd common stock valued at an aggregate of $100,000 in the fourth quarter of 2011.

     During 2011, the Company had revenues totaling $288,041, of which $188,041 was comprised entirely of cash received from three clients: Arrow Cars SL, Black Swan Data Limited and RFC K.K. We also received 2,000,000 shares of a private company called Voz Mobile Cloud Ltd valued at $100,000.

Arrow Cars SL                                    $ 73,081        25%  (1)
RFC KK                                           $ 60,000        21%  (1)
Black Swan Data Limited                          $ 54,960        19%  (1)
Voz Mobile Cloud Ltd                             $100,000        35%  (2)
                                                 --------      ----
      TOTAL                                      $288,041       100%
                                                 ========      ====

----------
(1)  Represents cash fees received by the Company.
(2)  Represents stock received in lieu of services rendered by the Company.

     In 2011, our total operating expenses amounted to $337,991.

OPERATING EXPENSES:

GENERAL & ADMINISTRATIVE
  Office Expenses                                $  10,415
  Rent Expense                                   $   3,540
  Travel                                         $  47,914
  Web & Advertising                              $   5,133
                                                 ---------
                                                 $  67,002

LEGAL & ACCOUNTING
  Legal                                          $  16,359
  Accountants                                    $  25,000
                                                 ---------
                                                 $  41,359

OTHER PROFESSIONAL SERVICES
  Edgar Filer Service                            $   1,180
  Transfer Agent                                 $   2,630
  Other                                          $  42,528 (1)
                                                 ---------
                                                 $  46,338

OTHER EXPENSES - SALARIES
  Peter Smith                                    $ 129,959
  Enzo Taddei                                    $  40,000
  Adrian Scarrott                                $  13,332
                                                 ---------
                                                 $ 183,291 (2)
                                                 ---------

TOTAL OPERATING EXPENSES                         $ 337,991
                                                 =========

----------
(1) This amount includes due diligence fees paid to third parties on behalf of some of our clients.
(2) The Company's salaries expense amounted to $183,291, of which $133,332 was accrued and unpaid at December 31, 2011.

     In 2011, we paid a total of $10,000 to Mr. Patrick Dolan, a resident of London, United Kingdom, as a commission for introducing us to RFC K.K.

COMMISSION EXPENSES:

COMMISSIONS PAID TO INTRODUCERS
  Introduction of RFC KK                         $   10,000
                                                 ----------
                                                 $   10,000
                                                 ==========

     In 2011, the Company incurred other "non-recurring expenses" amounting to $1,632,160:

OTHER EXPENSES - NON-RECURRING
  Dubai, U.A.E. Administrative and Consultancy
   Service                                       $   66,000
  Bonus paid with "Preferred shares" to
   Mr. Peter Smith                               $  480,000 (3)
  Realized Loss on Impairment of Marketable
   Securities                                    $1,086,160 (4)
                                                 ----------
                                                 $1,632,160
                                                 ==========

----------
(3) 5,000,000 shares of the Company's Series A Preferred Stock were issued to Mr. Peter James Smith, our President, in lieu of the $480,000 salary bonus our Board of Directors decided to grant to him.
(4) Realized loss due to the impairment of our M1 Luxembourg AG marketable securities; this impairment was for $1,086,160.

     In 2011, the net loss was $(1,688,102) and the unrealized gain on the "available for sale marketable securities" owned by the Company amounted to $448,924; hence, the comprehensive loss amounted to ($1,239,178) for 2011.

     The Company recorded interest income amounting to $690, paid $500 of interest and also recorded an exchange rate loss of $4,198.

OTHER INCOME / EXPENSE
  Interest Income                                $      690
  Interest Expense                               $     (500)
  Exchange Rate Gain / (Loss)                    $   (4,197)
                                                 ----------
                                                 $   (4,007)
                                                 ==========

     Based on 28,735,897 weighted average shares outstanding for the year ended December 31, 2011, the loss per share was $(0.06).

LIQUIDITY AND CAPITAL RESERVES

     As of March 31, 2012, the Company had $6,675 in cash and net cash used in operations of $32,214. For the quarter ended March 31, 2012, the Company had a net loss of $(137,448) and a working capital deficit of $(327,603). The Company had a positive balance of $477,397 of Shareholders' Equity for the period ended March 31, 2012. As of December 31, 2011, the Company had cash of $2,218, a working capital deficit of $(185,123) and a positive balance of $1,024,877 of Shareholders' Equity.

     On February 28, 2012, Global Equity Partners PLC entered into a Bridge Loan Agreement with David Lonergan, a resident of Ireland, pursuant to which Mr. Lonergan loaned Global Equity Partners PLC $20,000. The loan is unsecured and is due on June 11, 2012, which is 90 days after the funds were received. Interest on the loan is 3% or $600 for the 90 day loan term plus 40,000 shares of the Company's common stock. In addition, the Company granted Mr. Lonergan warrants to purchase 20,000 shares of common stock. The warrants are exercisable at $1.00 per share and expire on September 13, 2013 (18 months after the funds were received).

     On March 13, 2012, the Company entered into a Bridge Loan and Option Agreement with Mr. Robert Hasnain, a resident of the United Kingdom, pursuant to which Mr. Hasnain loaned the Company $50,000. The loan is unsecured and matures on July 9, 2012, ninety days after the Company received the final tranche of loan funds. We agreed to issue Mr. Hasnain 100,000 shares of common stock as interest for the loan. I n the event we default on the loan, then additional interest will accrue at the rate of 2% per month until the loan is paid in full.

     The Company will record debt discounts of $70,000 on the above two loans. The remaining valuation of the warrants granted to Mr. Lonergan will be record as $7,000 of interest expense. The Company will credit additional paid in capital for $77,000 on the two loans.

     The Company applied fair value accounting for all share based payment awards, The fair value of each warrants granted is estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes assumptions used are as follows:

     Exercise price                         $1.00
     Expected dividends                         0%
     Expected volatility                      200%
     Risk free interest rate                 0.35%
     Expected life of warrants               1.5 years
     Expected forfeitures                       0%

     If the Company is unable to repay these two loans at maturity, then the Company may need to cease operations.

     It is the Company's intention to seek additional debt financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring. However, we do not not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

     1) The cash fees that we expect to receive during the next 12 months from the four clients we currently have under contract.

     2) Reducing our expenditures; and

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

     The contracted fees with the four clients listed in the table below, the fees we have received from the four clients to date, and the outstanding fees we expect to receive from these clients are set forth in the following table.

                           Contracted       Received to date    Future Contract
                         Consulting Fees      (April 2012)         Revenue
                         ---------------      ------------         --------
Arrow Cars                  $135,000            $ 83,000           $ 52,000
RFC KK                      $312,000            $ 60,000           $252,000
Black Swan Data             $270,000            $ 40,000           $230,000
Direct CCTV                 $240,000            $ 60,000           $180,000
                            --------            --------           --------
      Totals                $957,000            $243,000           $714,000
                            ========            ========           ========

     Of the $714,000 in future contract revenue in the above table, we expect to receive the $597,000 in future contract revenue described in the table below in the next 12 months (May 2012 and April 2013).

                                                                                          Future Contract
                     Arrow Cars            RFC           Black Swan       Direct CCTV         Revenue
                     ----------         --------         ----------       -----------        ----------
2012    May           $ 10,000          $ 20,000          $     --          $     --          $ 30,000
        June          $ 10,000          $     --          $ 15,000          $     --          $ 25,000
        July          $ 10,000          $     --          $     --          $ 60,000          $ 70,000
        August        $ 10,000          $     --          $     --          $     --          $ 10,000
        September     $ 12,000          $ 20,000          $     --          $     --          $ 32,000
        October       $     --          $ 20,000          $ 80,000          $     --          $100,000
        November      $     --          $ 20,000          $     --          $     --          $ 20,000
        December      $     --          $ 20,000          $ 60,000          $     --          $ 80,000

2013    January       $     --          $ 20,000          $  7,500          $120,000          $147,500
        February      $     --          $ 20,000          $  7,500          $     --          $ 27,500
        March         $     --          $ 20,000          $  7,500          $     --          $ 27,500
        April         $     --          $ 20,000          $  7,500          $     --          $ 27,500
                      --------          --------          --------          --------          --------
        Totals        $ 52,000          $180,000          $185,000          $180,000          $597,000
                      ========          ========          ========          ========          ========

EXPENSES RELATED TO CONTRACTS WITH OUR FOUR CLIENTS

     In 2010, 2011 and 2012, we paid the following commissions and fees in connection with signing up our four current clients, Arrow Cars SL, RFC K.K., Black Swan Data Limited and Direct CCTV:

     In 2010, we issued 1,000,000 shares of our common stock to Pilar Tardon, an accountant in Spain. We valued this stock at $50,000 and issued the stock to cover a (i) $25,000 commission for introducing us to Arrow Cars SL, and (ii) as payment of Ms. Tardon's $25,000 invoice for accounting services related to Arrow Cars SL.

     In 2010, we paid a $17,577 commission to Bridge Consulting Limited, a United Kingdom company, for introducing us to Black Swan Data Limited.

     In 2011, we paid a $10,000 commission to Patrick Dolan, a resident of the United Kingdom, for introducing us to RFC K.K.

     No commissions or fees were paid in connection with our contract with Direct CCTV.

     No further commissions or fees will be paid to any person or entity related to these four clients.

FUTURE PLANS

     We currently have four clients under contract, Arrow Cars SL, Black Swan Data Limited, RFC K.K. and CDP Security Group Limited ("Direct CCTV").

     We anticipate signing up an additional three clients by the end of 2012. However, we cannot guarantee that we will sign up any new clients in 2012 or receive any revenues from new clients in 2012.

     Our specific plan of operations and milestones for May 2012 through April 2013 are as follows:

DURING THE SECOND QUARTER OF 2012, WE INTEND TO:

DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICE.

     We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

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

     We intend to develop relationships with a further five "introducers" to potential new business for the Company before the end of June 2012. The estimated additional expense of $10,000 to achieve this is mainly travel expenses that will be funded by income receivable from clients currently under contract.

DURING THE THIRD QUARTER OF 2012, WE INTEND TO:

CREATE A MORE EFFICIENT SYSTEM FOR REVIEWING PROSPECTIVE BUSINESS.

     Our new business review system will change in 2012. We will concentrate our efforts on the quality of the company that is introduced to us. We will start off by sending the client a standard due diligence list and request that they complete the list and send us the support for review. We will then follow-up the due diligence with a "site visit" in order to properly understand our client's business model and more importantly meet the principals in person. We intend to begin this process in July 2012 and will have an added cost of $5,000 per company reviewed. We will fund this additional expense from operational income, mainly income receivable from clients currently under contract.

EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

     We intend to form relationships with merger and acquisition specialists in both during 2012, which, hopefully, will enable us to: 1) find potential merger and acquisition candidates, 2) introduce our clients to brokers and investment bankers, and 3) introduce the our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing. The only additional cost for this activity will be a very small administrative burden for telephone calls and communications to be funded out of operational income, mainly income receivable from clients currently under contract.

DURING THE FOURTH QUARTER OF 2012, WE INTEND TO:

EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY IN DUBAI

     Our network of investment companies in Dubai is currently small; however, we intend to substantially expand our Dubai network in order to enable us to make introductions on a more institutional level. From October 2012 onwards, we intend to develop our network to at least twelve Investment Institutions who may have interests in minority shareholding in companies from outside of the Middle East Region. We anticipate a small administrative cost to be no more than $10,000 for such development to be funded from operational income, mainly income receivable from clients currently under contract.

BETWEEN JULY 2012 AND DECEMBER 2012, WE INTEND TO:

SIGN CONTRACTS WITH A MINIMUM OF THREE NEW CLIENTS.

     We have a pipeline of at least twelve potentially new clients that we are currently reviewing and we hope that we will gain at least three new consultancy contracts in 2012. Hopefully, this pipeline will grow during 2012 and early 2013, making the possibility of attracting at least three new clients more achievable.

     Our estimated monthly cash burn rate for 2012 and thorugh April 2013 will be approximately $20,000, which does not include the $33,333 we will accrue in salaries to our management team on a monthly basis. Our management team will not be paid cash salaries until such time as our monthly revenues are sufficient to pay our estimated $20,000 monthly burn rate and have money left over to pay a portion or all of the accrued management team salaries. However, we cannot assure investors that we will have sufficient revenues to fund our operations for the next 12 months.

CASH BURN TABLE:

General & Administrative                         $   11,000
Legal & Accounting                               $    4,000
Other Expenses - Milestones                      $    5,000
                                                 ----------
      TOTAL                                      $   20,000
                                                 ==========

     During the next twelve months, we estimate that the $4,000 per month (see table above) in legal and accounting fees will cover the audit of our financial statements for the fiscal year ended December 31, 2012, quarterly reviews by of auditors of our interim (unaudited) financial statements to be included in our Form 10-Q Quarterly Reports and preparation of our Form 10-K, Form 10-Qs, Form 8-Ks and information statements or proxy statements.

     In the event that we are unable to generate revenues sufficient to cover our monthly burn rate, we will have to lower the salaries of our three employees and possibly curtail our operations until such time as we can generate sufficient revenues to cover our overhead.

     This section of the annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report . These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

     In 2011, we issued 5,000,000 shares of Series A Preferred Stock (100% of the authorized shares of preferred stock) to our President, Peter James Smith. Our Board of Directors recognized the hard and fruitful work of Mr. Smith for the past three years, as well as the extensive contact list in the United Kingdom and Dubai that Mr. Smith has developed over the years, and which is an invaluable asset to our current business model. Our Board of Directors decided to compensate Mr. Smith with a bonus equivalent to two years of gross salary. Since the Company did not have the cash resources to pay such bonus, it decided to issue him preferred stock, which the Board of Directors (after consulting with our accountants) valued at $480,000.

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

     In March 2012, the Company granted 20,000 stock purchase warrants to David Lonergan in connection with a Bridge Loan and Option Agreement with Mr. Lonergan. The warrants are exercisable at $1.00 per share and expire on September 13, 2013. There have been no options granted.

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

(a) Security ownership of certain beneficial owners:

                      Name and Address of           Amount and Nature of
Title of Class          Beneficial Owner            Beneficial Ownership        Percent of Class
--------------          ----------------            --------------------        ----------------
Common Stock       Peter J. Smith                      18,000,000 (1)                62.23%
                   23 Frond "K" Palm Jumeirah
                   Dubai, UAE

Common Stock       Enzo Taddei                          5,000,000 (2)                17.29%
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

                      Name and Address of           Amount and Nature of
Title of Class          Beneficial Owner            Beneficial Ownership        Percent of Class
--------------          ----------------            --------------------        ----------------
Preferred Stock    Peter J. Smith                       5,000,000 (1)               100.00%
                   23 Frond "K" Palm Jumeirah
                   Dubai, UAE

----------
(1) Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(b) Security ownership of management:

                             Name of                Amount and Nature of
Title of Class          Beneficial Owner            Beneficial Ownership        Percent of Class
--------------          ----------------            --------------------        ----------------
Common Stock            Peter J. Smith                 18,000,000 (1)               62.23%

Common Stock            Enzo Taddei                     5,000,000 (2)               17.29%

Common Stock            All officers and directors     23,000,000                   79.52%
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

     (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.                    Document Description
-----------                    --------------------

2*             Plan and  Agreement of  Reorganization  dated  November 15, 2010, among Global Equity  International,  Inc., Global Equity Partners
               PLC and Stockholders of Global Equity Partners LLC
3.1*           Articles of Incorporation
3.2*           Bylaws
4.1*           Specimen Stock Certificate
4.2*           Certificate  of Amendment to Certificate of Designation of Series
               A Convertible Preferred Stock
10.1*          Employment Agreement dated September 1, 2011, with Peter J. Smith
10.2*          Employment Agreement dated September 1, 2011, with Enzo Taddei
10.3*          Employment   Agreement  dated  September  1,  2011,  with  Adrian
               Scarrott
10.4*          Consulting Agreement between Global Equity Partners PLC and Black
               Swan Data Ltd. dated July 29, 2011
10.5*          Consulting Agreement between Global Equity Partners PLC and Arrow
               Cars SL dated January 14, 2011
10.6*          Consulting  Agreement  between Global Equity Partners PLC and RFC
               K.K. dated October 19, 2011
10.7*          Consulting  Agreement  between Global Equity  Partners PLC and M1
               Luxembourg AG dated December 20, 2010
10.8*          Consulting  Agreement  between  Global  Equity  Partners  PLC and
               Monkey Rock Group, Inc. dated November 26, 2009
10.9*          Consulting  Agreement  between Global Equity Partners PLC and Voz
               Mobile Cloud Ltd. dated December 12, 2011
10.10*         Consulting  Agreement  between Global Equity Partners PLC and CDP
               Security Group Limited dated March 31, 2012.
10.11*         Bridge Loan and Option  Agreement  made as of February  28, 2012, between Mr.  David  Lonergan,  Global  Equity  Partners,  PLC and
               Global Equity International, Inc.
10.12*         Bridge  Loan and  Option  Agreement  made as of March  13,  2012, between Mr. Robert Hasnain and Global Equity International, Inc.
14*            Code of Business Conduct and Ethics adopted on September 2, 2011
21**           Subsidiaries
31.1***        Certification  of  Principal  Executive  Officer  Pursuant  to 18
               U.S.C. Section 1350
31.2***        Certification  of  Principal  Financial  Officer  Pursuant  to 18
               U.S.C. Section 1350
32.1***        906 Certification of Principal Executive Officer
32.2***        906 Certification of Principal Financial Officer

----------
* Incorporated by reference to the Company's Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.
** Incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2012.
***  Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Global Equity International, Inc.


Dated: April 30, 2012                 /s/ Peter J. Smith
                                      ------------------------------------------
                                 By:  Peter J. Smith
                                 Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 30, 2012                 /s/ Peter J. Smith
                                      ------------------------------------------
                                 By:  Peter J. Smith
                                 Its: President and Chief Executive Officer and
                                      Director (Principal Executive Officer)


Dated: April 30, 2012                 /s/ Enzo Taddei
                                      ------------------------------------------
                                 By:  Enzo Taddei
                                 Its: Chief Financial Officer, Secretary and
                                      Director (Principal Financial Officer and
                                      Principal Accounting Officer)

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

Consolidated Balance Sheets - December 31, 2011 and 2010                   F-4

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

Since the Company has less than $100,000,000 in assets, estimating fair value and related impairment is exempt under ASC No. 325-20-35-26.

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

DERIVATIVE LIABILITIES

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once the derivative liabilities are determined, they are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes pricing model.

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

Share based payments, excluding restricted stock, are valued using a Black-Scholes pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

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

The following is the Company's assets measured at fair value on a recurring and nonrecurring basis at December 31, 2011 and 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

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
                                          ==========             ==========

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities -- The Level 2 position consists of the Company's investments in equity securities of various stock held in publicly traded companies. The valuation of these securities is based on significant inputs that are observable or can be derived from or corroborated by observable market data. These valuations are typically based on quoted prices in active markets.

Non-Marketable Securities at Fair Value on a Nonrecurring Basis -- Certain assets are measured at fair value on a nonrecurring basis. These assets consist of investments accounted for under the cost method. The Level 3 position consists of investment in an equity security held in a private company.

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

The Company applied fair value accounting for all share based payment awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes assumptions used are as follows:

     Exercise price                        $   1
     Expected dividends                        0%
     Expected volatility                     200%
     Risk fee interest rate                 0.35%
     Expected life of warrants              1.5 years
     Expected forfeitures                      0%