Form 10-Q
period 2012-03-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2012-05-15
CIK 1533106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE TRANSITION FROM _________ TO _________.

                         Commission File Number: 0-54557


                        GLOBAL EQUITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               27-3986073
  (State or other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                     23 Frond "K" Palm, Jumeirah, Dubai UAE
                    (Address of principal executive offices)

                                +971 (7) 204 7593
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2012, there were 28,920,700 outstanding shares of the Registrant's Common Stock, $.001 par value.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........26

Item 4.  Controls and Procedures..............................................26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................27

Item 1A. Risk Factors.........................................................27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........27

Item 3.  Defaults Upon Senior Securities......................................27

Item 4.  Mine Safety Disclosure...............................................27

Item 5.  Other Information....................................................27

Item 6.  Exhibits.............................................................28

SIGNATURES....................................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                Global Equity International, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                       March 31,        December 31,
                                                                                         2012               2011
                                                                                     ------------       ------------
                                                                                     (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                               $      6,675       $      2,218
  Accounts receivable - net of allowance for doubtful
   accounts of $35,000 and $0, respectively                                                27,500             35,000
  Prepaids                                                                                    551                551
                                                                                     ------------       ------------
TOTAL CURRENT ASSETS                                                                       34,726             37,769

MARKETABLE SECURITIES                                                                   1,285,000          1,690,000
                                                                                     ------------       ------------

TOTAL ASSETS                                                                         $  1,319,726       $  1,727,769
                                                                                     ============       ============

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                   $     70,010       $     37,191
  Accounts payable - related parties                                                      252,364            145,528
  Loans payable - related party                                                            26,844             40,173
  Notes payable - net                                                                      13,111                 --
                                                                                     ------------       ------------
TOTAL CURRENT LIABILITIES                                                                 362,329            222,892
                                                                                     ------------       ------------
REDEEMABLE SERIES A, CONVERTIBLE PREFERRED STOCK:
 5,000,000 shares authorized and 5,000,000 and no shares
  issued and outstanding, respectively, $0.001 par value
  (redemption amount $480,000) (liquidation preference of $0)                             480,000            480,000
                                                                                     ------------       ------------
STOCKHOLDERS' EQUITY
  Common Stock: 70,000,000 shares authorized and 28,920,700 and
   28,780,700 shares issued and outstanding, respectively, $0.001 par value                28,921             28,781
  Additional Paid In Capital                                                              449,931            393,103
  Accumulated deficit                                                                    (151,455)           (12,007)
  Accumulated other comprehensive income                                                  150,000            615,000
                                                                                     ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                477,397          1,024,877
                                                                                     ------------       ------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY                 $  1,319,726       $  1,727,769
                                                                                     ============       ============


                See accompanying notes to financial statements.

                Global Equity International, Inc. and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                         March 31,              March 31,
                                                                           2012                   2011
                                                                       ------------           ------------
REVENUE                                                                $    107,500           $     22,581

GENERAL AND ADMINISTRATIVE EXPENSES                                         246,948                 42,514
                                                                       ------------           ------------

NET LOSS                                                               $   (139,448)          $    (19,933)
                                                                       ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                                         28,814,546             28,668,000
                                                                       ============           ============

Net loss per common share - basic and diluted                                 (0.00)                 (0.00)
                                                                       ============           ============
COMPREHENSIVE LOSS:
  Net loss                                                             $   (139,448)          $    (19,933)
  Unrealized loss on available for sale marketable securities              (465,000)                    --
                                                                       ------------           ------------

COMPREHENSIVE LOSS                                                     $   (604,448)          $    (19,933)
                                                                       ============           ============


                See accompanying notes to financial statements.

                Global Equity International, Inc. and Subsidiary
              Consolidated Statement of Stockholders' Equity Three months ended March 31, 2012 and the Years Ended December 31, 2011 and 2010
                                   (Unaudited)

                                                                                            Accumulated
                                                                             Retained          Other
                                        Common Stock          Additional     Earnings       Comprehensive     Total
                                     -------------------       Paid-in     (Accumulated        Income      Stockholders'
                                     Shares       Amount       Capital        Deficit)         (Loss)         Equity
                                     ------       ------       -------        --------         ------         ------
Balance - December 31, 2010        28,668,000     $28,668     $336,866      $ 1,676,095     $ 166,076       $2,207,705

Stock issued for cash
 ($0.50/share)                        103,100         103       51,447               --            --           51,550

Common stock issued for
 services ($0.50/share)                 9,600          10        4,790               --            --            4,800

Net loss - 2011                            --          --           --       (1,688,102)           --        1,688,102)

Unrealized gain on
 available for sale
 marketable securities                     --          --           --               --       448,924          448,924
                                   ----------     -------     --------      -----------     ---------       ----------
Balance - December 31, 2011        28,780,700      28,781      393,103          (12,007)      615,000        1,024,877

Issuance of warrants for
 interest on notes payable                 --          --        6,968               --            --            6,968

Issuance of common stock as
 debt discount on notes
 payable ($0.50/share)                140,000         140       49,860               --            --           50,000

Net loss for the three months
 ended March 31, 2012                      --          --           --         (139,448)           --         (139,448)

Unrealized loss on available
 for sale marketable securities            --          --           --               --      (465,000)        (465,000)
                                   ----------     -------     --------      -----------     ---------       ----------

BALANCE - MARCH 31, 2012           28,920,700     $28,921     $449,931      $  (151,455)    $ 150,000       $  477,397
                                   ==========     =======     ========      ===========     =========       ==========


                See accompanying notes to financial statements.

                Global Equity International, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Three Months Ended
                                                                   March 31,            March 31,
                                                                     2012                 2011
                                                                  ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ (139,448)          $  (19,933)
  Adjustments to Reconcile Net Loss to Net Cash Used
   in by Operating Activities:
     Amortization of debt discount                                    13,111                   --
     Warrants issued for interest on notes payable                     6,968                   --
     Bad debt                                                         35,000                   --
     Marketable securities received as revenue                       (60,000)                  --
  Changes in Operating Assets and Operating Liabilities:
     Accounts receivable                                             (27,500)                  --
     Accounts payable                                                 32,819               16,680
     Accounts payable - related parties                              106,836                   --
                                                                  ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                     (32,214)              (3,253)
                                                                  ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable - related party                          5,571                   --
  Proceeds from loans payable                                             --                  200
  Repayments of loans payable - related party                        (18,900)                  --
  Proceeds from notes payable                                         50,000                   --
                                                                  ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                  36,671                  200
                                                                  ----------           ----------
NET INCREASE (DECREASE) IN CASH                                        4,457               (3,053)
CASH - BEGINNING OF THE PERIOD                                         2,218                3,275
                                                                  ----------           ----------

CASH - END OF THE PERIOD                                          $    6,675           $      222
                                                                  ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $       --           $       --
                                                                  ==========           ==========
  Cash paid for income taxes                                      $       --           $       --
                                                                  ==========           ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
   Debt discount recorded on notes payable                        $   50,000           $       --
                                                                  ==========           ==========


                 See accompanying notes to financial statements.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the periods ended December 31, 2011 and 2010. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

NOTE 2 NATURE OF OPERATIONS

Global Equity Partners, PLC ("GEP"), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the "Company" or "GEI"), a private company, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI.

Revenue is generated from business consulting services, introduction fees, and equity participation.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

MARKETABLE SECURITIES

(A) CLASSIFICATION OF SECURITIES

At the time of acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

All securities held at March 31, 2012 are designated as available for sale.

Any  unrealized  gains and losses are  reported  as other  comprehensive  income
(loss). Realized gains (losses) will be computed on a specific identification basis and are recorded in net capital gains (losses) on investments in the statements of operations.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


COST METHOD INVESTMENT

At March 31, 2012, the Company has one investment, having a fair value of $160,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 9.85% of the common stock in a private company in which the best evidence of fair value was the services rendered.

In accordance with ASC NO.325-20, "COST METHOD INVESTMENTS", the Company recognizes an investment in the stock of an investee as an asset, as a component of marketable securities.

Under the cost method of accounting for investments in common stock, dividends will be the basis for recognition by the Company of earnings from the investment. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. At March 31, 2012, the Company had not received any dividends.

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

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


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

For the three months ended March 31, 2012 and 2011, the Company received marketable securities and cash as consideration for services rendered.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


At March 31, 2012 and December 31, 2011, the Company had the following concentrations of accounts receivables with customers:

  Customer                               March 31, 2012        December 31, 2011
  --------                               --------------        -----------------
     C                                         44%                    --%
     D                                         24%                    43%
     E                                         32%                    57%

For the three months ended March 31, 2012 and 2011, the Company had the following concentrations of revenues with customers:

  Customer                               March 31, 2012         March 31, 2011
  --------                               --------------         --------------
     C                                         26 %                  100%
     E                                         19 %                   --%
     F*                                        56 %                   --%

No securities were acquired from customers "C" or "E" as all of this revenue was received in cash.

----------
*    Non-marketable securities, accounted for under the cost method.

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

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


When computing fair value, the Company considered the following variables:

     * The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the share based payment in effect at the time of the grant.

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

EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has no common stock equivalents, which, if exercisable, would be anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

COMPREHENSIVE INCOME (LOSS)

The  comprehensive  income or loss  consists  of the change in  unrealized  gain
(loss) on available-for-sale marketable securities.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


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

The carrying amounts reported in the balance sheet for cash, prepaid, accounts receivable, accounts payable, accrued liabilities - related parties and loans payable - related party, approximate fair value based on the short-term nature of these instruments.

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at March 31, 2012.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


The following is the Company's assets measured at fair value on a recurring and nonrecurring basis at March 31, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

                                           March 31, 2012      December 31, 2011
                                           --------------      -----------------
Level 1 - None                               $       --            $       --
Level 2 - Marketable Securities               1,125,000             1,590,000
Level 3 - Non-Marketable Securities             160,000               100,000
                                             ----------            ----------

TOTAL                                        $1,285,000            $1,690,000
                                             ==========            ==========

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities -- The Level 2 position consists of the Company's investments in equity securities of stock held in publicly traded companies. The valuation of these securities is based on significant inputs that are observable or can be derived from or corroborated by observable market data. These valuations are typically based on quoted prices in active markets.

Non-Marketable Securities at Fair Value on a Nonrecurring Basis -- certain assets are measured at fair value on a nonrecurring basis. These assets consist of investments accounted for under the cost method. The Level 3 position consists of investment in an equity security held in a private company.

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2012 and the year ended December 31, 2011 were as follows:

Beginning balance, December 31, 2010                                 $     --
Realized and unrealized gains (losses)                                     --
Purchases, sales and settlements                                      100,000
Impairment loss                                                            --
                                                                     --------
Balance, December 31, 2011                                            100,000
Realized and unrealized gains (losses)                                     --
Purchases, sales and settlements                                       60,000
Impairment loss                                                            --
                                                                     --------

Ending balance, March 31, 2012                                       $160,000
                                                                     ========

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


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

In May 2011,  the FASB issued ASU No.  2011-04,  Fair Value  Measurement  (Topic
820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company has adopted this guidance in these financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no other new accounting pronouncements that have any impact on the Company's financial statements.

NOTE 4 MARKETABLE SECURITIES AND FAIR VALUE

The following table represents the Company's available for sale marketable securities holdings as of March 31, 2012:

Equity securities at fair value - December 31, 2011                 $ 1,690,000
Equity securities acquired during the three months
 ended March 31, 2012                                                    60,000
Unrealized losses during the three months ended
 March 31, 2012                                                        (465,000)
                                                                    -----------

EQUITY SECURITIES AT FAIR VALUE - MARCH 31, 2012                    $ 1,285,000
                                                                    ===========

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


NOTE 5 DEBT

(A) RELATED PARTY

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of March 31, 2012:

Loans payable - related party - December 31, 2011                      $ 40,173
Additional loans during the three months ended March 31, 2012             5,571
Repayments during the three months ended March 31, 2012                 (18,900)
                                                                       --------

LOANS PAYABLE - RELATED PARTY - MARCH 31, 2012                         $ 26,884
                                                                       ========

(B) NOTES PAYABLE

In February and March 2012, the Company entered into two 90 day bridge loan agreements to raise a total of $70,000. The loans will have interest ranging from 0% - 3%. The loans are unsecured. As of March 31, 2012, the Company had received $50,000. On April 10, 2012, the remaining $20,000 was received under the same terms. The Company recorded an additional debt discount of $20,000.

In connection with these loans, the Company issued 140,000 shares of common stock, having a fair value of $70,000 ($0.50/share), based upon recent third party services rendered, and 20,000 warrants to one lender having an exercise price of $1, expiring September 2013. The fair value of the warrants was approximately $7,000.

The amounts paid to acquire the debt financing have been treated as a debt discount. At March 31, 2012, the Company recorded debt discounts of $50,000. The remaining valuation of the warrants for $7,000 was recorded as interest expense. The Company credited additional paid in capital for $57,000.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


The Company applied fair value accounting for all share based payment awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes assumptions used are as follows:

Exercise price                                                             $1
Expected dividends                                                          0%
Expected volatility                                                       200%
Risk fee interest rate                                                   0.35%
Expected life of option                                             1.5 years
Expected forfeitures                                                        0%

(C) DEBT DISCOUNT

During the three months ended March 31, 2012, the Company amortized $13,111 as follows.

                                                                  March 31, 2012
                                                                  --------------
Total notes payable (See 5(B) above)                                 $ 50,000
Debt discount                                                         (50,000)
Amortization of debt discount                                          13,111
                                                                     --------

Debt - net                                                           $ 13,111
                                                                     ========

NOTE 6 STOCKHOLDERS' EQUITY

PREFERRED STOCK

On November 30, 2011, the Company designated Series "A" Preferred Stock, with the following rights:

     *    Voting rights - each share has two votes.

     * Conversion - each share is automatically convertible into 10,000,000 shares of common stock on December 1, 2013. (See Redeemable Preferred Stock below).

     *    No dividend rights.

     *    No liquidation rights.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


The Company issued 5,000,000, Series A, convertible preferred shares of stock, as a bonus to its Chief Executive Officer for services rendered, having a fair value of $480,000 ($0.096/share), based upon the fair value of the services rendered, which represents the best evidence of fair value.

The Company has determined that no beneficial conversion feature or derivative financial instruments exist in connection with the Series "A", convertible preferred stock, as the conversion rate was fixed at an amount equal to the market price of our common stock. Additionally, there are a stated number of fixed shares.

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

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


STOCK WARRANTS

The following is a summary of the Company's stock warrant activity:

                                                 Number of     Weighted Average
                                                  Warrants      Exercise Price
                                                  --------      --------------
Balance at December 31, 2011                           --           $  --
Granted                                            20,000           $1.00
Exercised                                              --           $  --
Forfeited                                              --           $  --
                                                   ------           -----

Balance at March 31, 2012                          20,000           $1.00
                                                   ======           =====

The weighted average remaining life for all outstanding warrants at March 31, 2012 is 1.45 years. The intrinsic value at March 31, 2012 and December 31, 2011 is $0 and $0, respectively.

NOTE 7 COMMITMENTS

Effective September 1, 2011, the Company executed an employment agreement with its Chief Executive Officer and Chief Financial Officer, under the following terms:

     *    Salary - $240,000 - 120,000 per year,

     *    Stock options - amount yet to be determined; and

     *    Term - 3 years

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $139,448 and net cash used in operations of $32,214 for the three months ended March 31, 2012; and a working capital deficit of $327,603 for the period ended March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                 Global Equity International Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FOR THE THREE MONTHS ENDED MARCH 31, 2012:

The Company had revenues amounting to $107,500 for the three months ended March 31, 2012. The general and administrative costs were $16,151; and the professional fees amounted to $43,719 although more than $35,000 related to our year end audit fee and legal fees for our on going Form 10 filing. For the period ended March 31, 2012, we accrued $109,999 of salaries and we account for a further $77,079 of expenses that are either non-recurring or do not form part of our normal company expenditure.

OUR PROFIT & LOSS ANALYSIS FOR THE PERIOD ENDED MARCH 31 2012 IS AS FOLLOWS:

                GENERAL & ADMINISTRATIVE
                  Web design and Maintenance          $  1,120
                  Rent                                   1,226
                  Communications                         1,003
                  Travel                                 4,264
                  Client Entertainment                   3,210
                  Bank Charges                             624
                  Other Services                         4,378
                  Misc                                     326
                                                      --------
                                                      $ 16,151
                                                      --------
                PROFESSIONAL FEES
                  Accountants                         $ 20,000
                  Edgar Service                          1,670
                  Legal                                 21,240
                  Registered Agent                          99
                  Transfer Agent                           710
                                                      --------
                                                      $ 43,719
                                                      --------
                ACCRUED SALARIES
                  Directors Salaries                  $ 90,000
                  Other Salaries                        19,999
                                                      --------
                                                      $109,999
                                                      --------
                OTHER
                  Dubai - Business License Fee        $ 22,000
                  Allowance for possible Bad Debt       35,000
                  Amortization of Debt Discount         13,111
                  Interest Expense - Bridge Loans        6,968
                                                      --------
                                                      $ 77,079
                                                      --------

                TOTAL                                 $246,948
                                                      ========

The net loss for the period was $(139,448) and the comprehensive loss, due to $465,000 of unrealized losses on available for sale marketable securities, amounted to $(604,448).

At March 31, 2012, the Company had 28,920,700 shares issued and outstanding, the weighted average was 28,814,546 shares hence the loss per share was $(0.005).

FOR THE THREE MONTHS ENDED MARCH 31, 2011:

The Company had revenues amounting to $22,581 for the three months ended March 31, 2011. The total expenditure for the period was $42,514, of which $18,268 were General and Administrative costs and $24,246 were professional, legal and accounting fees.

The net loss for the period ended March 31, 2011 was $(19,933).

At March 31, 2011, the Company had 28,668,000 shares issued and outstanding, the weighted average was 28,668,000 shares hence the loss per share was $(0.001).

LIQUIDITY AND CAPITAL RESERVES

As of March 31, 2012, the Company had $6,675 in cash and net cash used in operations of $32,214. For the quarter ended March 31, 2012, the Company had a net loss of $(139,448) and a working capital deficit of $(327,603). The Company had a positive balance of $477,397 of Shareholders' Equity for the period ended March 31, 2012.

On February 28, 2012, Global Equity Partners Plc. entered into a "Bridge Loan Agreement" with Mr. David Lonergan, a resident of Ireland, pursuant to which Mr. Lonergan loaned Global Equity Partners Plc. $20,000. The loan is unsecured and is due on June 11, 2012, which is 90 days after the funds were received. Interest on the loan is 3% or $600 for the 90 day loan term plus 40,000 shares of the Company's common stock. In addition, the Company granted Mr. Lonergan warrants to purchase 20,000 shares of common stock. The warrants are exercisable at $1.00 per share and expire on September 13, 2013 (18 months after the funds were received).

On March 13, 2012, the Company entered into a Bridge Loan and Option Agreement with Mr. Robert Hasnain, a resident of the United Kingdom, pursuant to which Mr. Hasnain loaned the Company $50,000. The loan is unsecured and matures on July 9, 2012 ninety days after the Company received the final tranche of loan funds. We agreed to issue Mr. Hasnain 100,000 shares of common stock as interest for the loan. In the event we default on the loan, then additional interest will accrue at the rate of 2% per month until the loan is paid in full.

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

However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

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

The contracted fees with the four clients listed in the table below, the cash fees we have received from the four clients to date, and the outstanding fees we expect to receive from these clients are set forth in the following table.

                                                                    Expected
                                 Contracted         Received to      Future
                                 Consulting            date         Contract
                                    Fees            (May 2012)       Revenue
                                    ----            ----------       -------
Arrow Cars                        $135,000           $103,000       $ 32,000
RFC KK                            $312,000           $ 60,000       $252,000
Black Swan Data                   $270,000           $ 40,000       $230,000
Direct CCTV                       $240,000           $ 60,000       $180,000
                                  --------           --------       --------

Totals                            $957,000           $263,000       $694,000
                                  ========           ========       ========

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

Our specific plan of operations and milestones for May 2012 through April 2013 are as follows:

DURING THE SECOND QUARTER OF 2012, WE INTEND TO:

DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICE.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

     1. Merchant House Group (London), a United Kingdom registered investment house;

     2. TAP 09 Gmbh, an Austrian management consultancy firm based in Wien, Vienna;

     3.   Mashreq Bank, an Asian retail bank based in Dubai, U.A.E.; and

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

CASH BURN TABLE:

General & Administrative                                                 $11,000
Legal & Accounting                                                       $ 4,000
Other Expenses - Milestones                                              $ 5,000
                                                                         -------

TOTAL                                                                    $20,000
                                                                         =======

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

This section of the annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion and analysis of the results of operations and financial condition of Networking Partners, Inc.. should be read in conjunction with the unaudited financial statements, and the related notes. References to "we," "our," or "us" in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

     * the uncertainties surrounding the rapidly evolving markets in which we compete,

     *    the uncertainties surrounding technological change of the industry,

     *    our dependence on its intellectual property rights,

     *    the success of marketing efforts by third parties,

     * the changing demands of customers and o the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Commencing with our Annual Report for the 2011 fiscal year, our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

At March 31, 2012, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our
Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETLY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.                      Description
-----------                      -----------
2*             Plan and  Agreement of  Reorganization  dated  November 15, 2010, among Global Equity  International,  Inc., Global Equity Partners
               PLC and Stockholders of Global Equity Partners LLC
3.1*           Articles of Incorporation
3.2*           Bylaws
4.1*           Specimen Stock Certificate
4.2*           Certificate  of Amendment to Certificate of Designation of Series
               A Convertible Preferred Stock
10.1*          Employment Agreement dated September 1, 2011, with Peter J. Smith
10.2*          Employment Agreement dated September 1, 2011, with Enzo Taddei
10.3*          Employment   Agreement  dated  September  1,  2011,  with  Adrian
               Scarrott
10.4*          Consulting Agreement between Global Equity Partners PLC and Black
               Swan Data Ltd. dated July 29, 2011
10.5*          Consulting Agreement between Global Equity Partners PLC and Arrow
               Cars SL dated January 14, 2011
10.6*          Consulting  Agreement  between Global Equity Partners PLC and RFC
               K.K. dated October 19, 2011
10.7*          Consulting  Agreement  between Global Equity  Partners PLC and M1
               Luxembourg AG dated December 20, 2010
10.8*          Consulting  Agreement  between  Global  Equity  Partners  PLC and
               Monkey Rock Group, Inc. dated November 26, 2009
10.9*          Consulting  Agreement  between Global Equity Partners PLC and Voz
               Mobile Cloud Ltd. dated December 12, 2011
10.10*         Consulting  Agreement  between Global Equity Partners PLC and CDP
               Security Group Limited dated March 31, 2012.
10.11*         Bridge Loan and Option  Agreement  made as of February  28, 2012, between Mr.  David  Lonergan,  Global  Equity  Partners,  PLC and
               Global Equity International, Inc.
10.12*         Bridge  Loan and  Option  Agreement  made as of March  13,  2012, between Mr. Robert Hasnain and Global Equity International, Inc.
14*            Code of Business Conduct and Ethics adopted on September 2, 2011
21**           Subsidiaries
31.1***        Certification  of  Principal  Executive  Officer  Pursuant  to 18
               U.S.C. Section 1350
31.2***        Certification  of  Principal  Financial  Officer  Pursuant  to 18
               U.S.C. Section 1350
32.1***        906 Certification of Principal Executive Officer
32.2***        906 Certification of Principal Financial Officer
101***         Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Incorporated by reference to the Company's Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.
** Incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2012.
***  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBAL EQUITY INTERNATIONAL, INC.


Date: May 15, 2012                        /s/Peter J. Smith
                                          --------------------------------------
                                          Peter J. Smith
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 15, 2012                        /s/ Enzo Taddei
                                          --------------------------------------
                                          Enzo Taddei
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)