Form 10-K/A
period 2011-12-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2012-05-29
CIK 1533106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.   Business                                                            4
Item 1A.  Risk Factors                                                       16
Item 1B.  Unresolved Staff Comments                                          21
Item 2.   Properties                                                         21
Item 3.   Legal Proceedings                                                  22
Item 4.   Mine Safety Disclosures                                            22

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters and
          Issuer Purchases of Equity Securities                              22
Item 6.   Selected Financial Data                                            27
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              27
Item 7A.  Quantitative and Qualitative Disclosure About Market Risks         35
Item 8.   Financial Statements and Supplementary Data                        35
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               36
Item 9A.  Controls and Procedures                                            36
Item 9B.  Other Information                                                  38

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance             38
Item 11.  Executive Compensation                                             42
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    46
Item 13   Certain Relationships and Related Transactions, and Director
          Independence                                                       48
Item 14.  Principal Accounting Fees and Services                             48

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules                            49

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

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

     As a Company with less than $1 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (also known as the "JOBS Act"). As an emerging growth company, we are entitled to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

     * Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

     *    Reduced disclosure about our executive compensation arrangements;

     *    Not  having  to  obtain   non-binding   advisory  votes  on  executive
          compensation or golden  parachute  arrangements;  and

     * Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

     We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, if we have more than $700 million in market value of our stock held by non-affiliates, or if we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens in the future. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant Section 107(b) of the JOBS Act.

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

     Our estimated monthly cash burn rate for 2012 and through April 2013 will be approximately $20,000, which does not include the $33,333 we will accrue in salaries to our management team on a monthly basis. Our management team will not be paid cash salaries until such time as our monthly revenues are sufficient to pay our estimated $20,000 monthly burn rate and have money left over to pay a portion or all of the accrued management team salaries. In any given month in which we receive revenues in excess of $25,000, we will use the excess revenues to pay accrued salaries. However, we cannot assure investors that we will have sufficient revenues to fund our operations for the next 12 months.

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

     WE ARE AN "EMERGING GROWTH COMPANY" AND WE CANNOT BE CERTAIN IF WE WILL BE ABLE TO MAINTAIN SUCH STATUS OR IF THE REDUCED DISCLOSURE REQUIREMENTS
APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

     We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 or "JOBS Act," and we may adopt certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of
Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive and stockholder approval of any golden parachute payments not previously approved. We may remain an "emerging growth company" for up to five full fiscal years following our initial public offering. We would cease to be an emerging growth company, and, therefore, ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period, or if we have more than $700 million in market value of our common stock held by non-affiliates as of June 30 in the fiscal year before the end of the five full fiscal years. Additionally, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock (assuming a market ever develops) and our stock price may be more volatile.

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

ITEM 3. LEGAL PROCEEDINGS.

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

LIQUIDITY AND CAPITAL RESERVES

     Our audited financial statements contained herein have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has a net loss of $1,688,102 and net cash used in operations of $92,780 for the year ended December 31, 2011. The Company also has a working capital deficit of $185,123 at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Our estimated monthly cash burn rate for 2012 and thorugh April 2013 will be approximately $20,000, which does not include the $33,333 we will accrue in salaries to our management team on a monthly basis. Our management team will not be paid cash salaries until such time as our monthly revenues are sufficient to pay our estimated $20,000 monthly burn rate and have money left over to pay a portion or all of the accrued management team salaries. In any given month in which we receive revenues in excess of $25,000, we will use the excess revenues to pay accrued salaries. However, we cannot assure investors that we will have sufficient revenues to fund our operations for the next 12 months.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of December 31, 2011, during our assessment of our internal control over financial reporting as follows:

     1. We did not have adequate segregation of duties over certain areas of our financial reporting process.

     The internal control deficiency identified above will only be completely corrected if the company expands and has the capacity to adequately segregate the duties to mitigate risk in financial reporting. Expansion will depend mostly on the ability of management to generate enough income to warrant growth in personnel.

     We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors and organization of critical committees. Due to our expected expansion, without correcting this significant deficiency and ensuring that our board of directors has the proper oversight and committees are properly established, the control environment in subsequent years may not be effective.

MANAGEMENT'S REMEDIATION INITIATIVES

     We are in the further process of evaluating our material and significant deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.

     In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

     1. Identify and retain one or two new directors for our board of directors including a member who is appropriately credentialed as a financial expert with a goal of having sufficient independent board of directors oversight;

     2. Ensure all entity level controls are applied at all levels of the organization and are scalable for acquisition or merge targets;

     3. Establish comprehensive formal general accounting policies and procedures and require directors or employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;

     4. Make all directors or employees subject to our Code of Ethics (including those employees in acquisition targets) and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation; and,

     5.   Implement better segregation of duties given the size of our company.

     We plan to test our updated controls and remediate our deficiencies by June 30, 2012.

CONCLUSION

     Our management concluded that our internal control over financial reporting was ineffective. However, the above identified material weaknesses and deficiency did not result in material audit adjustments to our 2011 or 2010 financial statements. However, it is reasonably possible that, if not re-mediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

                                 Global Equity International, Inc.


Dated: May 29, 2012                   /s/ Peter J. Smith
                                      ------------------------------------------
                                 By:  Peter J. Smith
                                 Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 29, 2012                   /s/ Peter J. Smith
                                      ------------------------------------------
                                 By:  Peter J. Smith
                                 Its: President and Chief Executive Officer and
                                      Director (Principal Executive Officer)


Dated: May 29, 2012                   /s/ Enzo Taddei
                                      ------------------------------------------
                                 By:  Enzo Taddei
                                 Its: Chief Financial Officer, Secretary and
                                      Director (Principal Financial Officer and
                                      Principal Accounting Officer)

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

It is not practicable to estimate the fair value of the investment since the cost of obtaining an independent valuation appears excessive considering the materiality of the investment to the Company. Additionally, there are no identifiable events or changes in circumstances that had a significant adverse effect on the fair value of this investment.

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
                                          ==========             ==========

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities -- The Level 2 position consists of the Company's investments in equity securities of various stock held in publicly traded companies. The valuation of these securities is based on significant inputs that are observable or can be derived from or corroborated by observable market data. These valuations are typically based on quoted prices in inactive markets. Our basis for valuing the stock was the market approach valuation methodology stated in ASC 820.

Management believes that an "other-than-temporary impairment" would not be justified, as according to ASC 320-10 an investment is considered impaired when the fair value of an investment is less than its amortized cost basis. The impairment is considered either temporary or other-than-temporary. The accounting literature does not define other-than-temporary. It does, however, state that other-than-temporary does not mean permanent; although, all permanent impairments are considered other-than-temporary. The literature does provide some examples of factors which may be indicative of an "other-than-temporary impairment", such as:

     * the length of time and extent to which market value has been less than cost;
     *    the financial condition and near-term prospects of the issuer; and
     * the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Management believes that the fair value of its investment has been correctly measured, as the length of time that the stock has been less than cost is nominal. The financial condition and near-term prospects of the Company's investment is expected to realize improved value due to a public reverse merger.

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