Form 10-Q/A
period 2012-03-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2012-05-29
CIK 1533106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

LIQUIDITY AND CAPITAL RESERVES

Our audited financial statements for the fiscal year ended December 31, 2011, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the audited financial statements, the Company has a net loss of $1,688,102 and net cash used in operations of $92,780 for the year ended December 31, 2011. The Company also has a working capital deficit of $185,123 at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and again as of March 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of December 31, 2011, and again as of March 31, 2012, during our assessment of our internal control over financial reporting as follows:

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

                                          GLOBAL EQUITY INTERNATIONAL, INC.


Date: May 29, 2012                        /s/Peter J. Smith
                                          --------------------------------------
                                          Peter J. Smith
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 29, 2012                        /s/ Enzo Taddei
                                          --------------------------------------
                                          Enzo Taddei
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)