Form 10-Q
period 2012-06-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2012-08-13
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-54557

GLOBAL EQUITY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Al Habtoor Business Tower Level 28, P.O. Box 29805 Dubai Marina, Dubai, UAE
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: +971 (7) 204 7593

23 Frond “K” Palm, Jumeirah, Dubai UAE

(Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2012, there were 29,245,700 outstanding shares of the Registrant’s Common Stock, $.001 par value.

INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.	F-1

Notes to Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	12

Item 4. Mine Safety Disclosure	12

Item 5. Other Information.	12

Item 6. Exhibits	12

SIGNATURES	13

2

CONTENTS

Page(s)

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	F-1

Consolidated Statements of Operations and Comprehensive Loss Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)	F-2

Consolidated Statement of Stockholders’ Equity Six Months Ended June 30, 2012 (unaudited) and the Years Ended December 31, 2011 and 2010	F-3

Consolidated Statements of Cash Flows Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5 - F-17

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	Unaudited

Assets

Current Assets
Cash	$105,758	$2,218
Accounts receivable - net of allowance for doubtful accounts of $35,000 and $0, respectively	142,510	35,000
Prepaids	551	551
Total Current Assets	248,819	37,769

Marketable Securities	1,210,000	1,690,000

Total Assets	$1,458,819	$1,727,769

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities
Accounts payable	$30,646	$37,191
Accounts payable - related parties	312,505	145,528
Loans payable - related party	26,974	40,173
Notes payable - net	37,656	-
Total Current Liabilities	407,781	222,892

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 5,000,000 and no shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	480,000	480,000

Common Stock: 70,000,000 shares authorized; 29,245,700 issued and outstanding and 28,780,700 shares issued and outstanding, respectively, $0.001 par value	29,246	28,781
Additional paid in capital	632,106	393,103
Accumulated deficit	(165,314)	(12,007)
Other comprehensive income	75,000	615,000
Total Stockholders’ Equity	571,038	1,024,877

Total Liabilities, Redeemable Preferred Stock & Stockholders’ Equity	$1,458,819	$1,727,769

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months ended June 30 2012 & June 30 2011 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$285,000	$-	$392,500	$22,581

General and administrative expenses	244,286	97,328	471,259	139,842

Income (loss) from operations	40,714	(97,328)	(78,759)	(117,261)

Interest expense	(54,445)	-	(74,524)	-

Net loss	$(13,731)	$(97,328)	$(153,283)	$(117,261)

Weighted average number of common shares outstanding - basic and diluted	29,035,315	28,721,423	28,924,931	28,694,859

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

Comprehensive Loss:
Net loss	$(13,731)	$(97,328)	$(153,283)	$(117,261)
Unrealized loss on available for sale marketable securities	(75,000)	(1,079,240)	(540,000)	(608,330)
Comprehensive Loss	$(88,731)	$(1,176,568)	$(693,283)	$(725,591)

Global Equity International, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

Six months ended June 30, 2012 and the Years Ended December 31, 2011 and 2010

(Unaudited)

				Retained Earnings	Accumulated Other	Total
	Common Stock		Additional	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit)	Income (Loss)	Equity

Balance - December 31, 2010	28,668,000	$28,668	$336,866	$1,676,095	$166,076	$2,207,705

Stock issued for cash ($0.50/share)	103,100	103	51,447	-	-	51,550

Common stock issued for services ($0.50/share)	9,600	10	4,790	-	-	4,800

Net loss - 2011	-	-	-	(1,688,102)	-	(1,688,102)

Unrealized gain on available for sale marketable securities	-	-	-	-	448,924	448,924

Balance - December 31, 2011	28,780,700	28,781	393,103	(12,007)	615,000	1,024,877

Issuance of warrants for interest on notes payable	-	-	6,968	-	-	6,968

Common Stock Issued for cash ($0.50/share)	280,000	280	139,720	-	-	140,000

Issuance of common stock as debt discount on notes payable ($0.50/share)	140,000	140	69,860	-	-	70,000

Common stock issued for services ($0.50/share)	45,000	45	22,455	-	-	22,500

Net loss - 2012	-	-	-	(153,283)	-	(153,283)

Unrealized loss on available for sale marketable securities	-	-	-	-	(540,000)	(540,000)

Comprehensive Gain / (Loss) - Exchange Rates	-	-	-	(24)	-	(24)

Balance - June, 2012	29,245,700	$29,246	$632,106	(165,314)	$75,000	$571,038

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

Six months ended June 30 2012 and June 30 2011 (Unaudited)

	Six Months Ended
	June 30 2012	June 20 2011

Cash Flows from Operating Activities
Net Loss	$(153,283)	$(117,261)

Adjustments to reconcile net loss to net cash used in operating activities

Bad debt	35,000	-
Common stock issued to settle accrued salary - related party	12,500	-
Stock issued for services	10,000	-
Consulting revenues received in marketable securities	(60,000)	-
Issuance of warrants in connection with debt financing	6,968	-
Amortization of debt discount	67,556	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(142,510)	-
Accounts payable	(6,545)	24,691
Accounts payable - related parties	166,977	-
Net Cash Used In Operating Activities:	(63,337)	(92,570)

Cash Flows from Financing Activities:
Proceeds from loans - shareholders	5,701	40,173
Proceeds from convertible debt	-	-
Repayments of loans - shareholders	(18,900)	-
Proceeds from note	70,100	-
Repayments of note	(30,000)	-
Proceeds from issuance of common stock	140,000	51,550
Net Cash Provided by Financing Activities	166,901	91,723

Net increase (decrease) in cash	103,564	(847)

Effect of Exchange Rates on Cash	(24)	-

Cash at Beginning of Period	2,218	3,275

Cash at End of Period	$105,758	$2,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount recorded on notes payable	$70,000	$-

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and comprehensive loss, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010. The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

Global Equity Partners, PLC (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI.

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

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Marketable Securities

(A)	Classification of Securities

At the time of acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

All securities held at June 30, 2012 and December 31, 2011 are designated as available for sale. Management does not intend to liquidate these securities in the near term and has classified these securities as non-current. Any unrealized gains and losses are reported as other comprehensive income (loss). Realized gains (losses) will be computed on a specific identification basis and will be recorded in net capital gains (losses) on investments in the statements of operations.

Cost Method Investment

At June 30, 2012, the Company has one investment, having a fair value of $160,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 10% of the common stock in a private company in which the best evidence of fair value was the services rendered.

The Company recognizes an investment in the stock of an investee as an asset, as a component of marketable securities. Under the cost method of accounting for investments in common stock, dividends will be the basis for recognition by the Company of earnings from the investment. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. At June 30, 2012, the Company had not received any dividends.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

It is not practicable to estimate the fair value of the investment since the cost of obtaining an independent valuation appears excessive considering the materiality of the investment to the Company. Additionally, there are no identifiable events or changes in circumstances that had a significant adverse effect on the fair value of this investment.

(B)	Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

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

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of debt, convertible debt and also warrants. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

The Company’s services do not include a provision for cancellation, termination, or refunds.

For the six months ended June 30, 2012 and 2011, the Company received marketable securities and cash as consideration for services rendered.

At June 30, 2012 and December 31, 2011, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2012	December 31, 2011
C	5%	-%
D	-%	43%
E	-%	57%
G	42%	-%
H	53%	-%

For the six months ended June 30, 2012 and 2011, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2012	June 30, 2011
C	11%	100%
E	5%	-%
F*	15%	-%
G	31%	-%
H	38%	-%

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

No securities were acquired from customers “C”, “E”, “G” & “H” as all of this revenue was received in cash.

*Non-marketable securities, accounted for under the cost method.

Share-based payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

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

When computing fair value, the Company considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the share based payment in effect at the time of the grant.
●	The expected term was developed by management estimate.
●	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.
●	The expected volatility is based on management estimates regarding private company stock, where future trading of stock in a public market is expected to be highly volatile.
●	The forfeiture rate is based on historical experience.

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

The number of warrants for the purchase of common stock were excluded from the computation of net loss per share for the three and six months ended June 30 2012 were 20,000 and 20,000 respectively.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Comprehensive Income (Loss)

The comprehensive income or loss consists of the change in unrealized gain (loss) on available-for-sale marketable securities.

Fair Value of Financial Assets and Liabilities

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaid, accounts payable, accounts payable – related parties, loans payable – related party and notes payable, approximate fair value based on the short-term nature of these instruments.

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive loss, that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at June 30, 2012.

The following is the Company’s assets measured at fair value on a recurring and nonrecurring basis at June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2012	December 31, 2011
Level 1 – None	$-	$-
Level 2 – Marketable Securities	1,050,000	1,590,000
Level 3 – Non-Marketable Securities	160,000	100,000
Total	$1,210,000	$1,690,000

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 2 position consists of the Company’s investment in equity securities of stock held in a publicly traded company. The valuation of these securities is based on significant inputs that are observable or can be derived from or corroborated by observable market data. These valuations are typically based on quoted prices in active markets.

Non-Marketable Securities at Fair Value on a Nonrecurring Basis — certain assets are measured at fair value on a nonrecurring basis. The level 3 position consist of investments accounted for under the cost method. The Level 3 position consists of investment in an equity security held in a private company.

Changes in Level 3 assets measured at fair value for the three months ended June 30, 2012 and the year ending December 31, 2011 were as follows:

Beginning balance, December 31, 2010	$-
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	100,000
Impairment loss	-
Balance, December 31, 2011	$100,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	60,000
Impairment loss	-
Balance, June 30, 2012	$160,000

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance in these financial statements.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB’s intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company has adopted this guidance in these financial statements.

Recent Accounting Pronouncements

There are no other new accounting pronouncements that have any impact on the Company’s financial statements.

Note 4 Marketable Securities and Fair Value

The following table represents the Company’s available for sale marketable securities holdings as of June 30, 2012:

Equity securities acquired in 2010	$2,061,160
Unrealized gains – 2010	210,000
Unrealized losses – 2010	(43,924)
Equity securities at fair value - 2010	2,227,236
Equity securities acquired in 2011 (services provided)	100,000
Unrealized gains - 2011	405,000
Impairment loss – 2011	(1,042,236)
Equity securities at fair value – December 31, 2011	1,690,000
Equity securities acquired in 2012 (services provided)	60,000
Unrealized losses during the six months ended June 30, 2012	(540,000)
Equity securities at fair value – June 30, 2012	$1,210,000

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 5 Debt

(A)	Related Party

The Company received loans from the Chief Executive Officer. The loans are non-interest bearing, unsecured and due on demand.

The following table represents the loans payable activity as of June 30, 2012:

Loans payable – related party - December 31, 2010	$-
Proceeds - 2011	40,173
Loans payable – related party – December 31, 2011	40,173
Proceeds - 2012	5,701
Repayments - 2012	(18,900)
Loans payable – related party – June 30, 2012	$26,974

(B) Notes Payable

In February and March 2012, the Company entered into two 90 day bridge loan agreements to raise a total of $70,000, $20,000 from “note holder A” and $50,000 from “note holder B”. The loans had interest ranging from 0% - 3%. The loans were unsecured.

In connection with these loans, the Company had issued 140,000 shares of common stock, having a fair value of $70,000 ($0.50/share), based upon recent third party services rendered at that time, and 20,000 warrants to one lender having an exercise price of $1, expiring September 2013. The fair value of the warrants was $6,968.

The 140,000 shares of common stock issued in connection with the bridge loans was treated as a debt discount of $70,000. The remaining valuation of the warrants, $6,968, was recorded as interest expense.

The Company applied fair value accounting for the warrants issued to the lender. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes assumptions used were as follows:

Exercise price	$1%
Expected dividends	0%
Expected volatility	200%
Risk fee interest rate	0.35%
Expected life of warrant	1.5 years
Expected forfeitures	0%

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

On June 25, 2012, $30,000 was repaid to “note holder B” and the remaining $20,000 was converted into 40,000 shares of common stock ($0.50/share) subsequent to June 30, 2012. There was no gain or loss on conversion.

On July 5, 2012, while in default with “note holder A”, the remaining $20,000 was converted into 40,000 shares of common stock ($0.50/share) June 30, 2012. There was no gain or loss on conversion.

(C) Debt Discount

The following is a summary of Debt and Debt Discount at June 30, 2012:

Debt discount	$70,000
Amortization of debt discount to interest expense	(67,556)
Debt discount – net	$2,444

Balance December 31, 2011	$-
Proceeds - 2012	70,100
Repayments	(30,000)
Less: debt discount – net	(2,444)
Notes payable – net – June 30, 2012	$37,656

Note 6 Redeemable Series A, Convertible Preferred Stock and Stockholders’ Equity

(A)	Preferred Stock

On November 30, 2011, the Company designated Series “A” Preferred Stock, with the following rights:

•	Voting rights – each share has two votes.
•	Conversion – each share is automatically convertible into two(2) shares of common stock on December 1, 2013. (See Redeemable Preferred Stock below).
•	No dividend rights.
•	No liquidation rights.

The Company issued 5,000,000, Series A, convertible preferred shares of stock, as a bonus to its Chief Executive Officer for services rendered, having a fair value of $480,000 ($0.096/share), based upon the fair value of the services rendered, which represented the best evidence of fair value.

The Company has determined that no beneficial conversion feature or derivative financial instruments exist in connection with the Series “A”, convertible preferred stock, as the conversion rate was fixed at an amount equal to the market price of the Company’s common stock. Additionally, there are a stated number of fixed shares.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Redeemable Preferred Stock

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside shareholders’ equity when the stock is:

● Redeemable at a fixed or determinable price on a fixed or determinable date,

● Redeemable at the option of the holder, or

● Redeemable based on conditions outside the control of the issuer.

Since the Series A, convertible preferred stock is redeemable on December 1, 2013 it is presented on the balance sheets as “Redeemable Preferred Stock” in a manner consistent with temporary equity.

There are no other features associated with this class of redeemable preferred stock, which require disclosure. The carrying amount and redemption amount are $480,000. There are no redemption requirements.

(B)	Common Stock

During the six months ended June 30, 2012, the Company issued the following shares for cash, debt discount and services rendered:

Type	Quantity	Valuation	Range of Value per share
Cash	280,000	$140,000	$0.50
Debt discount (1)	140,000	70,000	0.50
Services rendered (2)	45,000	22,500	0.50
Total	465,000	$232,500	$0.50

(1) See Note 5(B)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	-	$-
Granted	20,000	$1.00
Exercised	-	$-
Forfeited	-	$-
Balance at June 30, 2012	20,000	$1.00

The weighted average remaining life for all outstanding warrants at June 30, 2012 is 1.21 years. All warrants are exercisable and fully vested. The intrinsic value at June 30, 2012 and December 31, 2011 is $0 and $0, respectively.

Note 7 Commitments

Effective September 1, 2011, the Company executed an employment agreement with its Chief Executive Officer and Chief Financial Officer, under the following terms:

● Salary - $120,000 - 240,000 per year,

● Stock options – amount yet to be determined; and

● Term – 3 years

Note 8 Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $153,283 and net cash used in operations of $63,337 for the six months ended June 30, 2012; and a working capital deficit of $158,962 for the period ended June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Depending upon market conditions, the Company may not be successful in raising sufficient additional capital to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected hence there is certain doubt about the Company’s ability to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the six months ended June 30, 2012:

The Company had revenues amounting to $392,500 for the six months ended June 30, 2012. The general and administrative costs were $52,609; and the professional fees paid to accountants and lawyers on behalf of our clients and also for our own accounting and legal matters amounted to $127,651. For the period ended June 30, 2012, we accounted for $239,999 of salaries albeit we accrued almost the entire amount; finally we accounted for a further $125,524 of expenses that included $74,524 of amortization of debt discounts; the difference was either non-recurring or did not form part of our normal company expenditure.

Our profit & loss analysis for the period ended June 30 2012 is as follows:

General and Administrative:
Advertising and promotion	$13,058
Bank service charges	1,902
Investor Relations	2,000
Travel	13,173
Website Maintenance	3,920
Client entertainment	8,701
Other expenditure	9,855
$52,609

Salaries:
Officers and Directors	$180,000
Employees	59,999
$239,999

Professional Services:
Accountants	$31,633
Edgar Services	3,975
Legal	41,000
Tax Consultants	7,500
Tranfers Agents	1,740
Other professional services	41,803
$127,651

Other:
Commision expense	12,500
Dubai - Business license and permit fee	38,500
Interest expense - Debt Discount	74,524
$125,524

Total Expenditure	$545,783

The net loss for the period was $153,283 and the comprehensive loss, due to $540,000 of unrealized losses on available for sale marketable securities, amounted to $693,283.

At June 30, 2012, the Company had 29,245,700 shares issued and outstanding, the weighted average was 28,924,931 shares hence the loss per share was $(0.01).

For the six months ended June 30, 2011:

The Company had revenues amounting to $22,581 for the six months ended June 30, 2011. The general and administrative costs were $41,621; and the professional fees amounted to $13,184. For the period ended June 30, 2011, we accounted for $41,621; finally we accounted for a further $43,400 of expenses made up of $16,400 of commissions paid to third parties and $27,000 relating to our Dubai license and permit fees.

Our profit & loss analysis for the period ended June 30 2011was as follows:

General and Administrative:
Advertising and promotion	$3,880
Bank service charges	608
Travel	27,040
Client entertainment	3,693
Other expenditure	6,416
$41,637

Salaries:
Officers and Directors	$41,621
$41,621

Professional Services:
Accountants	$5,000
Other professional services	8,184
$13,184

Other:
Commision expense	16,400
Dubai - Business license and permit fee	27,000
$43,400

Total Expenditure	$139,842

The net loss for the period ended June 30, 2011 was $117,261.

At June 30, 2011, the Company had 28,771,100 shares issued and outstanding, the weighted average was 28,694,859 shares hence the loss per share was $(0.00).

For the three months ended June 30, 2012:

The Company had revenues amounting to $285,000. The general and administrative costs were $244,286 for the three months ended June 30, 2012.

The profit from operations for the three month period ended June 30, 2012 was $40,714. The interest expenses due to debt discounts amounted to $54,445 hence leaving a net loss of $13,731 for the three months ended June 30 2012.

The Company had 29,245,700 shares issued and outstanding at June 30, 2012. The weighted average of the Company shares issued and outstanding was 29,035,315 hence the loss per share was $0.00.

Finally, the unrealized loss on available for sale marketable securities was $75,000 hence the comprehensive loss for the three month period ended June 30 2012 period was $88,731.

For the three months ended June 30, 2011:

The Company had revenues amounting to $0. The general and administrative costs were $97,328 for the three months ended June 30, 2011.

The net loss for the three month period ended June 30, 2011 was $97,328. The Company had 28,771,100 shares issued and outstanding at June 30, 2011. The weighted average of the Company shares issued and outstanding was 28,721,423 hence the loss per share was $0.00.

Finally, the unrealized loss on available for sale marketable securities was $1,079,240 hence the comprehensive loss for the three month period ended June 30 2011 was $1,176,568.

LIQUIDITY AND CAPITAL RESERVES

As of June 30, 2012, the Company had $105,758 in cash and net cash used in operations of $63,337. For the six months ended June 30 2012, the Company had a net loss of $153,283 and a net comprehensive loss of $693,283. The working capital deficit amounted to $158,962. Finally, the Company had a positive balance of $571,038 of Shareholders’ Equity for the period ended June 30, 2012.

In February and March 2012, the Company entered into two 90 day bridge loan agreements to raise a total of $70,000, $20,000 from “note holder A” and $50,000 from “note holder B”. The loans had interest ranging from 0% - 3%. The loans were unsecured.

In connection with these loans, the Company had issued 140,000 shares of common stock, having a fair value of $70,000 ($0.50/share), based upon recent third party services rendered at that time, and 20,000 warrants to one lender having an exercise price of $1, expiring September 2013. The fair value of the warrants was $6,968.

The 140,000 shares of common stock issued in connection with the bridge loans were treated as a debt discount of $70,000. The remaining valuation of the warrants, $6,968, was recorded as interest expense.

The Company applied fair value accounting for the warrants issued to the lender. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes pricing model.

The Black-Scholes assumptions used were as follows:

Exercise price	$1
Expected dividends	0%
Expected volatility	200%
Risk fee interest rate	0.35%
Expected life of warrant	1.5 years
Expected forfeitures	0%

On June 25, 2012, $30,000 was repaid to “note holder B” and the remaining $20,000 was converted into 40,000 shares of common stock ($0.50/share) subsequent to June 30, 2012. There was no gain or loss on conversion.

On July 5, 2012, while in default with “note holder A”, the remaining $20,000 was converted into 40,000 shares of common stock ($0.50/share) subsequent to June 30, 2012. There was no gain or loss on conversion.

It is the Company’s intention to seek additional debt financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring.

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

FUTURE PLANS

We currently have five clients under contract, Arrow Cars SL, Black Swan Data Limited, RFC KK., CDP Security Group Limited (“Direct CCTV”) and Regis Cards Limited.

We anticipate signing up an additional three clients by the end of 2012. However, we cannot guarantee that we will sign up any new clients in 2012 or receive any revenues from new clients in 2012.

Our specific plan of operations and milestones for August 2012 through July 2013 are as follows:

DURING THE THIRD QUARTER OF 2012, WE INTEND TO:

CONTINUE TO DEVELOP THE INTRODUCER NETWORK FURTHER IN HOPE OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

1.	Merchant House Group (London), a United Kingdom registered investment house;

2.	TAP 09 Gmbh, an Austrian management consultancy firm based in Wien, Vienna;

3.	Mashreq Bank, an Asian retail bank based in Dubai, U.A.E.; and

4.	ABN Amro Private Bank based in Amsterdam, the Netherlands.

5.	Various other professionals and introducers in the United Kingdom that are not linked to any specific firm.

We do not have any verbal or written agreements with the four firms identified above, as our relationship with each of them has been developed over the past year or so.

CREATE A MORE EFFICIENT SYSTEM FOR REVIEWING PROSPECTIVE BUSINESS.

Our new business review system will change in 2012. We will concentrate our efforts on the quality of the company that is introduced to us. We will start off by sending the client a standard due diligence list and request that they complete the list and send us the support for review. We will then follow-up the due diligence with a “site visit” in order to properly understand our client’s business model and more importantly meet the principals in person. We began this process in July 2012 and it has an added a cost of approximately $5,000 per company reviewed. We are funding this additional expense from our operational income, mainly income receivable from clients currently under contract.

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

BETWEEN AUGUST 2012 AND DECEMBER 2012, WE INTEND TO:

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

DURING THE FIRST SIX MONTHS OF 2013:

WE INTEND TO EXPAND OUR OPERATION INTO DUBAI

If we are able to raise sufficient funds, it is our intention to open a fully staffed office in Dubai within the first six months of 2013. The first step will be get obtain a Category Four Dubai Business License. This will permit us to have an office and do business within the confines of the DIFC (the Dubai International Financial Centre). We will be looking to employee at least four new members of staff; two accounting assistants, one office manager and one IT person.

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Global Equity International, Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

•	the volatile and competitive nature of our industry,
•	the uncertainties surrounding the rapidly evolving markets in which we compete,
•	the uncertainties surrounding technological change of the industry,
•	our dependence on its intellectual property rights,
•	the success of marketing efforts by third parties,
•	the changing demands of customers and
•	the arrangements with present and future customers and third parties.

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

Management’s Report on Internal Control over Financial Reporting

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

At June 30, 2012, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting.

We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any threatened or pending litigation against the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 21, 2012, the Company issued 25,000 restricted shares of common stock to Mr. Stephen Stanton (a UK citizen) in exchange for services valued at $12,500.

On May 21, 2012, the Company issued 30,000 restricted shares of common stock at $.50 per share to an investor.

On May 22, 2012, the Company issued 200,000 restricted shares of common stock at $.50 per share to an investor.

On June 7, 2012, an investor agreed to subscribe for 50,000 restricted shares of common stock. The Company issued the shares to this investor on July 2, 2012, and received subscription funds from this investor the same day July 2, 2012.

On June 21, 2012, the Company issued 20,000 restricted shares of common stock to one of our Directors, Mr. Adrian Scarrott, in lieu of $10,000 in accrued salary.

Subsequent to June 30, 2012, the Company issued 40,000 restricted shares of common stock to one lender upon conversion of debt.

The proceeds from the sales of the Company’s common stock were used as working capital and for repayment of debt.

The issuances of the above shares of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit No. Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EQUITY INTERNATIONAL, INC.

Date: August 10, 2012	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2012	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

