Form 10-Q/A
period 2012-06-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2012-08-28
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

GLOBAL EQUITY INTERNATIONAL, INC.

Explanatory Note

Global Equity International, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 13, 2012, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Company’s Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBITS INDEX

Exhibit	Description
31.1 **	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 **	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 **	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2 **	Certification under Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

** Previously Filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EQUITY INTERNATIONAL, INC.

Date: August 28, 2012	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2012	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)