Form 10-Q
period 2012-09-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2012-11-19
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-54557

_______________________

GLOBAL EQUITY INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Al Habtoor Business Tower Level 28, P.O. Box 29805 Dubai Marina, Dubai, UA
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2012, there were 29,325,700 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary

Financial Statements

September 30, 2012

(Unaudited)

3

CONTENTS

Page(s)

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	F-1

Consolidated Statements of Operations and Comprehensive Loss Three and Nine Months Ended September 30, 2012 and September 30, 2011 (unaudited)	F-2

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2012 and September 30, 2011 (unaudited)	F-3

Notes to Consolidated Financial Statements (unaudited)	F-4 - F-17

4

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	Unaudited
Assets

Current Assets
Cash	$31,526	$2,218
Accounts receivable	30,020	35,000
Prepaids	1,919	551
Total Current Assets	63,465	37,769

Marketable Securities	160,000	1,690,000

Total Assets	$223,465	$1,727,769

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$26,300	$37,191
Accounts payable - Related parties	346,833	145,528
Loans payable - Related party	26,975	40,173
Total Current Liabilities	400,108	222,892

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,533,332 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	480,000	480,000

Stockholders’ Equity / (Deficit)

Common Stock: 70,000,000 shares authorized; 29,325,700 and 28,780,700 shares issued and outstanding, respectively, $0.001 par value	29,326	28,781
Additional Paid In Capital	672,026	393,103
Accumulated deficit	(1,357,197)	(12,007)
Accumulated other comprehensive loss	(798)	615,000
Total Stockholders’ Equity (Deficit)	(656,643)	1,024,877

Total Liabilities, Redeemable Preferred Stock & Stockholders’ Equity (Deficit)	$223,465	$1,727,769

 See accompanying notes to financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

Three and Nine Months ended September 30, 2012 & September 30, 2011 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$16,500	$73,960	$409,000	$96,541

General and administrative expenses	231,354	80,580	702,610	218,684

Net loss from operations	(214,854)	(6,620)	(293,610)	(122,143)

Other income / (expenses):
Interest (expense) and income	(2,444)	(500)	(76,968)	190
Foreign currency transaction gain / (loss)	391	(1,769)	388	(4,197)
Impairment loss on available for sale marketable securities	(975,000)	-	(975,000)	-
Total other income / (expense) - net	(977,053)	(2,269)	(1,051,580)	(4,007)

Net loss	$(1,191,907)	$(8,889)	$(1,345,190)	$(126,150)

Weighted average number of common shares outstanding - basic and diluted	29,286,135	28,771,381	29,046,211	28,720,833

Net loss per common share - basic and diluted	(0.04)	(0.00)	(0.05)	(0.00)

Comprehensive Loss:
Net loss	$(1,191,907)	$(8,889)	$(1,345,190)	$(126,150)
Unrealized loss on available for sale marketable securities	-	(952,923)	-	(1,308,459)
Foreign currency translation loss	(798)	-	(798)	-
Comprehensive Loss	$(1,192,705)	$(961,812)	$(1,345,988)	$(1,434,609)

 See accompanying notes to financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and September 30, 2011 (Unaudited)

	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Net Loss	$(1,345,190)	$(126,150)

Adjustments to reconcile net loss to net cash used in operating activities

Impairment loss on available for sale marketable securities	975,000	-
Bad debt	35,000	-
Common stock issued for services - Related party	10,000	-
Common stock issued for services	12,500	4,800
Consulting revenues received in marketable securities	(60,000)	-
Issuance of warrants in connection with debt financing treated as interest expense	6,968	-
Amortization of debt discount	70,000	-

Changes in Operating Assets and Liabilities:
Accounts receivable	(30,020)	-
Prepaids	(1,368)	-
Accounts payable	(10,891)	29,052
Accounts payable - related parties	201,305	-

Net Cash Used In Operating Activities:	(136,696)	(92,298)

Cash Flows from Financing Activities:
Proceeds from notes - related parties	5,702	40,173
Proceeds from notes	70,000	35,500
Repayments of notes - related parties	(18,900)	-
Repayment of notes	(30,000)	(35,500)
Proceeds from issuance of common stock	140,000	51,550

Net Cash Provided by Financing Activities	166,802	91,723

Net Increase (Decrease) in cash	30,106	(575)

Effect of Exchange Rates on Cash	(798)	-

Cash at Beginning of Period	2,218	3,275

Cash at End of Period	$31,526	$2,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on notes payable	$70,000	$-
Conversion of notes payable to common stock	$40,000	$-

 See accompanying notes to financial statements.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and comprehensive loss, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

Global Equity Partners, PLC (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”) a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI.

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

September 30, 2012

(Unaudited)

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011 respectively, the Company had no cash equivalents.

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. During the nine months ended September 30, 2012, the Company recorded $35,000 of bad debt expense pertaining to two Invoices the Company deemed were uncollectible.

Marketable Securities

(A)	Classification of Securities

At the time of the acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

All securities held at September 30, 2012 and December 31, 2011 are designated as available for sale. Any unrealized and realized gains and losses are reported as a component of other comprehensive income (loss). Realized gains (losses) will be computed on a specific identification basis and will be reflected in the statement of operations.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Cost Method Investment

At September 30, 2012, the Company has one investment, having a fair value of $160,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 10% of the common stock in a private company in which the best evidence of fair value was the services rendered.

In accordance with ASC NO. 325-20, “cost method investments”, the Company recognizes an investment in the stock of an investee as an asset, as a component of marketable securities.

Under the cost method of accounting for investments in common stock, dividends will be the basis for recognition by the Company of earnings from the investment. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. At September 30, 2012, the Company had not received any dividends.

It is not practicable to estimate the fair value of the investment since the cost of obtaining an independent valuation appears excessive considering the materiality of the investment to the Company. Additionally, there have been identifiable events or changes in circumstances that have had a significant adverse effect on the fair value of this investment.

(B)	Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded as permanent impairment loss on available for sale marketable securities of $975,000 and $0, as of September 30, 2012 and 2011 respectively.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of debt, convertible debt and warrants. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

For the nine months ended September 30, 2012 the Company received marketable securities and cash as consideration for services rendered. For the nine months ended September 30, 2011 the Company received only cash as consideration for services rendered.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

At September 30, 2012 and December 31, 2011, the Company had the following concentrations of accounts receivables with customers:

Customer	September 30, 2012	December 31, 2011
D	-%	43%
E	-%	57%
G	99%	-%

For the nine months ended September 30, 2012 and 2011, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2012	September 30, 2011
C	12%	59%
D	-%	41%
F*	15%	-%
G	29%	-%
H	37%	-%

No securities were acquired from customers “C”, “D”, “G” & “H” as all of this revenue was received in cash.

* Non-marketable securities, accounted for under the cost method.

During the nine months ended September 30, 2012, the Company received $60,000 in equity securities in a private company in exchange for services performed. The valuation was based on 1,200,000 shares at $0.05 per share.

Share-based payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted but vesting does not occur any previously recognized compensation cost is reversed in the period related to the termination of service.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

The Company has no common stock equivalents, which, if exercisable, would be dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Comprehensive Income (Loss)

The comprehensive income or loss consists of the change in unrealized gain (loss), realized gain (loss) on available-for-sale marketable securities and changes in accumulated foreign currency translation adjustments.

Accumulated other comprehensive income - December 31, 2011	$615,000
Unrealized losses on available for sale securities	(1,590,000)
Impairment loss on available for sale securities	975,000
Foreign currency translation loss	(798)
Accumulated other comprehensive loss – September 30, 2012	(798)

Foreign currency

The Consolidated Financial Statements are presented in United States Dollars. The company has a bank account in foreign currency. The balance of this bank account was translated from its local currency (Euros) into the reporting currency, U.S. dollars, using period end exchange rates. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using weighted average exchange rate for the period.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Transaction gains and losses resulting from foreign currency transactions were recorded as foreign exchange gains or losses in the consolidated statement of operations. The Company did not enter into any financial instruments to offset the impact of foreign currency fluctuations.

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

The carrying amounts reported in the balance sheet for prepaid expenses, accounts receivable, accounts payable, accounts payable to related parties and loans payable to related parties, approximate fair value based on the short-term nature of these instruments.

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets still held at September 30, 2012.

The Company permanently impaired 1,500,000 shares of Monkey Rock Group Inc. due to the fact that the company was demoted to the Pink sheets; there was no current financial information available on the company and no market to allow the Company to sell the stock.

The following is the Company’s assets measured at fair value on a recurring and nonrecurring basis at September 30, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

	September 30, 2012	December 31, 2011
Level 1 – None	$-	$-
Level 2 – Marketable Securities	-	1,590,000
Level 3 – Non-Marketable Securities	160,000	100,000
Total	$160,000	$1,690,000

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 2 position consists of the Company’s investment in equity securities of stock held in publically traded companies. The valuation of these securities is based on significant inputs that are observable or can be derived from or corroborated by observable market data. These valuations are typically based on quoted prices in active markets. The Company´s investments in equity securities are in relatively inactive markets.

Non-Marketable Securities at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis. The level 3 position consist of investments accounted for under the cost method. The Level 3 position consists of investment in an equity security held in a private company.

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2012 and the year ending December 31, 2011 were as follows:

Balance, December 31, 2010	$-
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	100,000
Impairment loss	-
Balance, December 31, 2011	100,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	60,000
Impairment loss	-
Balance, September 30, 2012	$160,000

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Note 4 Marketable Securities and Fair Value

The following table represents the Company’s available for sale marketable securities holdings as of September 30, 2012:

Equity securities at fair value – December 31, 2010	$2,227,236

Equity securities acquired in 2011	100,000
Unrealized gains - 2011	405,000
Impairment loss – 2011	(1,042,236)

Equity securities at fair value – December 31, 2011	1,690,000

Equity securities acquired through settlements during the nine months ended September 30, 2012	60,000
Reclassification of other comprehensive losses due to the permanent impairment of marketable securities.	(615,000)
Impairment loss during the nine months ended September 30, 2012	(975,000)

Equity securities at fair value – September 30, 2012	$160,000

Note 5 Debt

(A)	Related Party

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of September 30, 2012:

Loans payable – related parties – December 31, 2010	$40,173

Loans payable – related parties – December 31, 2011	$40,173
Proceeds from loans	5,702
Repayments	(18,900)

Loans payable – related parties – September 30, 2012	$26,975

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

(B) Accounts payable – Related parties.

The following table represents the accounts payable to related parties as of September 30, 2012 and December 31, 2011:

	2012	2011

Salaries	343,834	133,332
Expenses	2,999	12,196
	$346,833	$145,528

(C) Notes Payable

In February and March 2012, the Company entered into two 90 day bridge loan agreements to raise a total of $70,000; $20,000 from “note holder A” and $50,000 from “note holder B”. The loans had interest ranging from 0% - 3%. The loans were unsecured.

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

The Black-Scholes assumptions used were as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	200%
Risk fee interest rate	0.35%
Expected life	1.5 years

On June 25, 2012, $30,000 was repaid to “note holder B” and the remaining $20,000 was converted into 40,000 shares of common stock ($0.50/share) in September of 2012. There was no gain or loss on conversion.

On July 5, 2012, “note holder A”, $20,000 was converted into 40,000 shares of common stock ($0.50/share). There was no gain or loss on conversion.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

(D) Debt Discount

The following is a summary of 2012 Debt and Debt Discount activity:

Debt discount (face amount of debt - $70,000)	$70,000

Amortization of debt discount to interest expense 2012	(70,000)

Debt discount - net	$-

Balance - December 31, 2011	$-

Proceeds from notes	70,000

Repayments	(30,000)

Conversion of notes to common stock	(40,000)

Balance - September 30, 2012	$-

Note 6 Temporary Equity and Stockholders’ Equity

(A) Preferred Stock

On November 30, 2011, the Company authorized and designated 5,000,000 Series “A” convertible preferred shares of stock, as a bonus to its Chief Executive Officer for services rendered, having a fair value of $480,000 ($0.096/share), based upon the fair value of the services rendered, which represented the best evidence of fair value.

On November 13, 2012 the Company´s board of directors approved an amendment to the Certificate of Designation; to amend the voting rights and conversion rights of these Company´s Series “A” preferred shares as follows:

●	Voting Rights: 10 votes per share (votes along with common stock);
●	Conversion Rights: Each share of Series “A” Preferred is convertible into ten (10) shares of common stock 1 day after the second anniversary of issuance;
●	Dividend Rights: None;
●	Liquidation Rights: None;

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The board of directors subsequently agreed that the Chief Executive Officer of the Company would retire to treasury 3,466,668 of these Series “A” preferred shares and retain, the balance, 1,533,332 shares.

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

Redeemable Preferred Stock

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside shareholders’ equity when the stock is:

●Redeemable at a fixed or determinable price on a fixed or determinable date,

●Redeemable at the option of the holder, or

●Redeemable based on conditions outside the control of the issuer.

The Series A, convertible preferred stock is redeemable on December 1, 2013 it is presented on the balance sheets as “Redeemable Preferred Stock” in a manner consistent with temporary equity. There are no other features associated with this class of redeemable preferred stock, which require disclosure. The carrying amount and redemption amount is $480,000. There are no redemption requirements.

(B) Common Stock

During the nine months ended September 30, 2012, the Company issued the following shares:

Type	Quantity	Valuation	Range of value per share

Cash	280,000	$140,000	$0.50
Debt discount (1)	140,000	$70,000	$0.50
Debt conversions	80,000	$40,000	$0.50
Services rendered (2)	25,000	$12,500	$0.50
Services rendered - Related Parties (2)	20,000	$10,000	$0.50

Total	545,000	$272,500

(1) See Note 5(C)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

(C) Stock Warrants

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	-	$-

Granted	20,000	$1.00

Exercised	-	$-

Forfeited	-	$-

Balance at September 30, 2012	20,000	$1.00

The weighted average remaining life for all outstanding warrants at September 30, 2012 is 0.95 year. The intrinsic value at September 30, 2012 and December 31, 2011 is $0. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes pricing model. The Black Scholes assumptions used are as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	200%
Risk fee interest rate	0.35%
Expected life	1.5 years
Expected forfeitures	0%

Note 7 Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $1,345,190 for the nine months ended September 30, 2012, $975,000 of which is due to the permanent impairment of marketable securities; and net cash used in operations of $136,696 for the nine months ended September 30, 2012; and a working capital deficit and stockholders´ deficit of $336,643 and $656,643, respectively, for the period ended September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the nine months ended September 30, 2012:

The Company had revenues amounting to $409,000 for the nine months ended September 30, 2012. The general and administrative costs were $702,610 which consisted of $59,730 of general office expenses, $369,999 of salaries albeit we accrued almost the entire amount, $155,381 of professional fees and finally $117,500 of other expenses such as commissions paid and bad debt allowances.

The net loss from operations for the period was $293,610. The net loss for the period was $1,345,190 due to other expenses and income for the period ended September 30, 2012 amounting to $1,051,580; this amount included $388 of foreign currency transaction income, $76,968 of interest expense and finally $975,000 of realized losses on available for sale marketable securities.

The Company’s comprehensive loss amounted to $1,345,988 due to a further $798 of foreign currency adjustments.

At September 30, 2012, the Company had 29,325,700 shares issued and outstanding, the weighted average was 29,046,211 shares hence the loss per share was $(0.05).

For the nine months ended September 30, 2011:

The Company had revenues amounting to $96,541 for the nine months ended September 30, 2011. The general and administrative costs were $218,684 which consisted of $41,619 of general office expenses, $83,293 of salaries albeit we accrued almost the entire amount, $74,043 of professional fees and finally $19,729 of commissions paid.

The net loss from operations for the period September 30, 2011 amounted to $122,143, and the net loss, after the foreign currency transaction loss and interest income, amounted to $126,150.

The comprehensive loss amounted to $1,434,609 due to $1,308,459 of unrealized losses on available for sale marketable securities.

The Company’s other expenses and income for the period ended September 30, 2011 amounted to $4,007; this amount included $190 of interest income and $4,197 of foreign currency translation loss.

At September 30, 2011, the Company had 28,780,700 shares issued and outstanding, the weighted average was 28,720,833 shares hence the loss per share was $(0.00).

LIQUIDITY AND CAPITAL RESERVES

As of September 30, 2012, the Company had $31,526 in cash and net cash used in operations of $136,696. For the nine months ended September 30 2012, the Company had a net loss of $1,345,190 and a net comprehensive loss of $1,345,988. The working capital deficit amounted to $336,643. Finally, the Company had a stockholders´ deficit of $656,643 as of September 30, 2012.

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

FUTURE PLANS

We currently have seven clients under contract, Arrow Cars International Inc., Black Swan Data Limited, RFC KK., CDP Security Group Limited, Regis Cards Limited, Scorpion Performance Inc and Anglo African Mining Plc.

We anticipate signing up an additional client by the end of 2012. However, we cannot guarantee that we will sign up any new clients in 2012 or receive any revenues from new clients in 2012.

Our specific plan of operations and milestones for October 2012 through September 2013 are as follows:

DURING THE FOURTH QUARTER OF 2012, WE INTEND TO:

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

EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during 2012 and 2013, which, hopefully, will enable us to:

1)	Find potential merger and acquisition candidates.
2)	Introduce our clients to brokers and investment bankers.
3)	Introduce the our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing.

DURING THE FIRST QUARTER OF 2013, WE INTEND TO:

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

We will also identify support member of staff during this time to be engaged when finances allow such.

BETWEEN NOVEMBER AND DECEMBER 2012, WE INTEND TO:

SIGN CONTRACTS WITH A NEW CLIENT.

We have a pipeline of at least twelve potentially new clients that we are currently reviewing and we hope that we will gain at least one new consultancy contracts in 2012. This pipeline of potential clients will undoubtedly grow during 2012 and early 2013, making the possibility of attracting a new client more achievable.

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

DURING THE FIRST SIX MONTHS OF 2013, WE INTEND TO:

WE INTEND TO EXPAND OUR OPERATION INTO DUBAI

If we are able to raise sufficient funds, it is our intention to open a fully staffed office in Dubai within the first half of 2013. The first step will be get obtain a Category Four Dubai Business License. This will permit us to have an office and do business within the confines of the DIFC (the Dubai International Financial Centre). We will be looking to employee at least four new members of staff; two accounting assistants, one office manager and one IT person. If we do not seek a licence in Dubai as we believe there are possibilities that would mean such a licence is detrimental to our business we will still seek to establish a full staffed office with the same personnel indicated.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers and
●	the arrangements with present and future customers and third parties.

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

At September 30, 2012, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for companies that have recent become reporting companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2012, the Company issued 40,000 restricted shares of common stock to a lender upon conversion of debt.

On September 24, 2012, the Company issued 40,000 restricted shares of common stock to another lender upon conversion of debt.

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

EXHIBIT INDEX

Exhibit No.                      Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 * 32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002 Certification under Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EQUITY INTERNATIONAL, INC.

Date: November 19, 2012	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

