Form 10-K
period 2012-12-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2013-04-16
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-54557

GLOBAL EQUITY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State of Incorporation)	(I.R.S. Employer Identification No.)

Level 28 – Al Habtoor Business Tower, P.O. Box 29805, Dubai Marina, Dubai, UAE

(Address of principal executive offices)

Registrant’s telephone number, including area code: +971 (7) 204 7593

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $ Zero because the common equity shares were not quoted or traded on or prior to such date.

As of April 1, 2013, there were 29,802,700 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

2

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” plan(s),” “intend(s),” “expect(s),” “might,” may” and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

●	the success or failure of management’s efforts to implement their business strategy;
●	the ability of the Company to raise sufficient capital to meet operating requirements;
●	the uncertainty of consumer demand for our products and services;
●	the ability of the Company to compete with major established companies;
●	heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
●	absolute and relative performance of our products and services;
●	the effect of changing economic conditions;
●	the ability of the Company to attract and retain quality employees and management;
●	the current global recession and financial uncertainty; and
●	other risks which may be described in future filings with the U.S. Securities and Exchange Commission (“SEC”).

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

3

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2012 and 2011

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Global Equity International Inc.

We have audited the accompanying consolidated balance sheets of Global Equity International, Inc. and Subsidiary, as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss),stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has a net loss of $1,688,102 and net cash used in operations of $92,780 for the year ended December 31, 2011. The Company also has a working capital deficit of $185,123 at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman &Company, P.A.
Boca Raton, Florida
March 29, 2012

Office Locations
Las Vegas, NV
New York, NY
Pune, India
Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Equity International Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Global Equity International, Inc. and subsidiary (the “Company”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012. Global Equity International, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Global Equity International, Inc. and subsidiary for the year ended December 31, 2011. Those statements were audited by other auditors and our opinion, in so far as it relates to the amounts included in the year ended December 31, 2011, is based solely on the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Equity International, Inc. and subsidiary as of December 31, 2012 and the result of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 21, 2013

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

(Audited)

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$4,852	$2,218
Accounts receivable	145,020	35,000
Prepaids	1,919	551
Total Current Assets	151,791	37,769

Marketable securities	-	1,690,000
Investment, cost	160,000	-

Furniture, net	6,462	-
Total assets	$318,253	$1,727,769

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$126,059	$37,191
Accounts payable - related parties	421,500	145,528
Loans payable - related party	48,075	40,173
Notes payable - net	10,000	-
Total current liabilities	605,634	222,892

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,533,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	480,000	480,000

Stockholders’ Equity (Deficit)

Common stock: 70,000,000 shares authorized; 29,627,700 and 28,780,700 shares issued and outstanding, respectively, $0.001 par value	29,628	28,781
Additional paid in capital	2,070,554	393,103
Accumulated deficit	(2,867,563)	(12,007)
Other comprehensive gain	-	615,000
Total stockholders’ equity (deficit)	(767,381)	1,024,877

Total liabilities, redeemable preferred stock & stockholders’ equity (deficit)	$318,253	$1,727,769

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

 Consolidated Statements of Operations and Comprehensive Income (Loss)

(Audited)

	Years Ended December 31,
	2012	2011

Revenue	$609,000	$288,041

General and administrative expenses	1,077,793	889,983
Stock Compensation	1,333,330	-
Depreciation	117	-
Realized impairment loss on available for sale marketable securities	975,000	1,086,160
Total operating expenses	3,386,240	1,976,143

Net loss from operations	(2,777,240)	(1,688,102)

Other expenses:
Interest expense	(77,847)	-
Foreign currency transaction loss	(469)	-
Total other expense	(78,316)	-

Net loss	$(2,855,556)	$(1,688,102)

Weighted average number of common shares outstanding - basic	29,149,498	28,735,897

Net loss per common share - basic	$(0.10)	$(0.06)

Comprehensive Loss:
Net loss	$(2,855,556)	$(1,688,102)
Unrealized gain on available for sale marketable securities	-	448,924
Comprehensive Loss	$(2,855,556)	$(1,239,178)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

 Consolidated Statement of Stockholders’ Equity (Deficit)

(Audited)

					Accumulated Other	Total
	Common Stock		Additional	Retained Earnings	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Equity (Deficit)

Balance - December 31, 2010	28,668,000	$28,668	$336,866	$1,676,095	$166,076	$2,207,705

Stock issued for cash ($0.50/share)	103,100	103	51,447	-	-	51,550

Common stock issued for services ($0.50/share)	9,600	10	4,790	-	-	4,800

Net loss - 2011	-	-	-	(1,688,102)	-	(1,688,102)

Unrealized gain on available for sale marketable securities	-	-	-	-	448,924	448,924

Balance - December 31, 2011	28,780,700	28,781	393,103	(12,007)	615,000	1,024,877

Issuance of warrants for interest on notes payable	-	-	6,968	-	-	6,968

Issuance of common stock as debt discount on notes payable ($0.50/share)	140,000	140	69,860	-	-	70,000

Common stock issued in settlement of accounts payable	20,000	20	9,980	-	-	10,000

Common stock issued for services ($0.50/share)	25,000	25	12,475	-	-	12,500

Common Stock issued for cash ($0.50/share)	280,000	280	139,720	-	-	140,000

Common stock issued for settlement of debt ($0.50/share)	40,000	40	19,960	-	-	20,000

Common stock issued for settlement of debt ($0.25/share)	40,000	40	9,960	-	-	10,000

Common Stock Issued in lieu of interest payable ($0.25/share)	2,000	2	498	-	-	500

Common stock issued for services ($0.25/share)	300,000	300	74,700			75,000

Contributed capital	-	-	1,333,330	-	-	1,333,330

Net loss for 2012	-	-	-	(2,855,556)	-	(2,855,556)

Reclassification of other comprehensive losses due to the permanent impairment of available for sale marketable securities	-	-	-	-	(615,000)	(615,000)
Balance - December 31, 2012	29,627,700	$29,628	$2,070,554	$(2,867,563)	$-	$(767,381)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

(Audited)

	Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(2,855,556)	$(1,688,102)

Adjustments to reconcile net loss to net cash used in operating activities

Consulting revenues received in marketable securities	(60,000)	(100,000)
Depreciation	117	-
Non cash contribution for services	1,333,330	-
Redeemable preferred stock issued for services - related party	-	480,000
Common stock issued for services	87,500	4,800
Common stock issued in lieu of interest payable	500	-
Realized loss on impairment of marketable securities	975,000	1,086,160
Issuance of options in connection with debt financing treated as interest expense	6,968	-
Amortization of debt discount	70,000	-

Changes in Operating Assets and Liabilities:
Accounts receivable	(110,020)	(35,000)
Prepaids	(1,368)	-
Accounts payable and accrued liabilities	98,868	13,834
Accounts payable - related parties	275,972	145,528

Net cash used in operating activities:	(178,689)	(92,780)

Cash Flows used in investing activities:
Office furniture and equipment, net	(6,579)	-

Net cash used in investing activities	(6,579)	-

Cash Flows from Financing Activities:
Proceeds from loans - related parties	26,802	40,173
Proceeds from loans payable	70,000	35,500
Repayments of loans - related parties	(18,900)	-
Repayment of loans	(30,000)	(35,500)
Proceeds from issuance of common stock	140,000	51,550

Net cash provided by financing activities	187,902	91,723

Net increase (decrease) in cash	2,634	(1,057)

Cash at Beginning of Period	2,218	3,275

Cash at End of Period	$4,852	$2,218

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$500

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable settled in shares	$10,000	$-
Conversion of notes payable to common stock	$30,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 - Nature of Operations

Global Equity Partners, PLC (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI.

Revenue is generated from business consulting services, introduction fees, and equity participation.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $2,855,556 for the year ended December 31, 2012, $975,000 of which is due to the permanent impairment of marketable securities; and net cash used in operations of $(178,689) for the year ended December 31, 2012; and a working capital deficit of $(453,843) and stockholders´ deficit of $767,381 for the year ended December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its 100% subsidiary Global Equity Partners Plc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At the years ended December 31, 2012 and 2011 respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. During the year 2012, the Company recorded $35,000 of bad debt expense pertaining to two Invoices the Company deemed were uncollectible.

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

All securities held at December 31, 2012 and December 31, 2011, respectively were designated as available for sale. Any un-realized gains and losses are reported as a component of other comprehensive income (loss). Realized gains (losses) will be computed on a specific identification basis and will be reflected in the statement of operations.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Cost Method Investment

At December 31, 2012, the Company has one investment, having a fair value of $160,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 9.2% of the common stock in a private company in which the best evidence of fair value was the services rendered.

At December 31, 2011, the Company has one investment, having a fair value of $100,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 10% of the common stock in a private company in which the best evidence of fair value was the services rendered.

In accordance with ASC NO.325-20, “COST METHOD INVESTMENTS”, the Company recognizes an investment in the stock of an investee as an asset, as a component of marketable securities.

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

Equity investment in companies is accounted for under the cost method as the equity investments do not have readily determinable fair values. As per ASC codification 320 “Certain Investments in Debt and Equity Securities”, non marketable equity securities that do not have a readily determinable fair value are not required to be accounted for under the equity method and are typically carried at cost.

(B)	Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded as permanent impairment loss on available for sale marketable securities of $975,000 and $1,086,160, as of December 31, 2012 and 2011, respectively.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Debt issue costs and debt discount

The Company may pay debt issue costs, and record debt discounts in connection with raising fund through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original issue discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Fixed Assets

Fixed Assets are to be stated at cost of acquisition less accumulated depreciation. Depreciation is provided based on estimated useful lives of the assets. Cost of improvements that substantially extend the useful lives of assets can be capitalized. Repairs and maintenance expenses are to be charged to expense when incurred. In case of sale or disposal of an asset, the cost and related accumulated depreciation are removed from consolidated financial statement.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

	2012	2011
Office equipment	$6,579	$-
Depreciation	$(117)	$-

Net fixed assets	$6,462	$-

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company’s services do not include a provision for cancellation, termination, or refunds.

For the year ended December 31, 2012 and 2011 the Company received marketable securities and cash as consideration for services rendered.

At December 31, 2012 and December 31, 2011, the Company had the following concentrations of accounts receivables with customers:

Customer	December 31, 2012	December 31, 2011
D	- %	43%
E	- %	57%
I	99%	- %

For the years ended December 31, 2012 and 2011, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2012		December 31, 2011
C	10%		25%
D	-%		19%
E	-%		21%
F	10%	(1)	35%
G	20%		- %
H	25%		- %
I	30%		- %

No securities were acquired from customers “C”, “D”, “G”, “H” & “I” as all of this revenue was received in cash.

*Non-marketable securities, accounted for under the cost method.

(1)	Represents 1,200,000 shares of Voz Mobile Cloud Limited, common stock received in lieu of cash for services rendered by the Company to Voz Mobile Cloud Limited. At December 31, 2012, the Company owned 3,200,000 common shares of Voz Mobile Cloud Limited and Peter James Smith, our President and Chief Executive Officer, also owns 1,340,000 shares of Voz Mobile Could Limited common stock received in lieu of cash for services personally rendered. Mr. Smith is deemed to the beneficial owner of the 3,200,000 shares of Voz Mobile Cloud Limited common stock held by the Company as Mr. Smith has sole dispositive and voting control over the same.

During the year ended December 31, 2012, the Company received $60,000 in equity securities in a private company in exchange for services performed. The valuation was based on 1,200,000 shares at $0.05 per share.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

On November 15, 2010, the date of the reverse recapitalization, the Company became subject to federal and state income taxes.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest for the years ended December 31, 2012 and 2011.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2012 and 2011 tax years.

The Company’s subsidiary, GEP, is incorporated under the laws of the Republic of Seychelles (“Seychelles”). A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. GEP did not do business in Seychelles for the years ended December 31, 2012 and December 31, 2011, and GEP does not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2012 and December 31, 2011. All business activities were performed by GEP in Dubai for the years ended December 31, 2012 and December 31, 2011. Dubai does not have an income tax.

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

Comprehensive Income (Loss)

The comprehensive income or loss consists of the change in unrealized gain (loss), on available-for-sale marketable securities and changes in accumulated foreign currency translation adjustments.

Accumulated other comprehensive income - December 31, 2011	$615,000
Unrealized losses on available for sale securities	(1,590,000)
Impairment loss on available for sale securities	975,000
Accumulated other comprehensive income - December 31, 2012	-
Accumulated other comprehensive loss – December 31, 2012	-

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets still held at December 31, 2012.

The Company permanently impaired 1,500,000 shares of Monkey Rock Group Inc. due to the fact that the company was demoted to the Pink sheets; there was no current financial information available on the company and no market to allow the Company to sell the stock.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following is the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2012	December 31, 2011
Level 1 – None	$-	$-
Level 2 – Marketable Securities	-	1,590,000
Level 3 – Non-Marketable Securities	160,000	100,000
Total	$160,000	$1,690,000

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

Management believes that an “other-than-temporary impairment” would not be justified, as according to ASC 320-10 an investment is considered impaired when the fair value of an investment is less than its amortized cost basis. The impairment is considered either temporary or other-than-temporary. The accounting literature does not define other-than-temporary. It does, however, state that other-than-temporary does not mean permanent; although, all permanent impairments are considered other-than-temporary. The literature does provide some examples of factors which may be indicative of an “other-than-temporary impairment”, such as:

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

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Management believes that the fair value of its investment has been correctly measured, as the length of time that the stock has been less than cost is nominal. The financial condition and near-term prospects of the Company’s investment is expected to realize improved value due to a public reverse merger.

Changes in Level 3 assets measured at fair value for the years ended December 31, 2012 and 2011 were as follows:

Balance, December 31, 2010	$-
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	100,000
Impairment loss	-
Balance, December 31, 2011	100,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	60,000
Impairment loss	-
Balance, December 31, 2012	$160,000

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 4 - Marketable Securities and Fair Value

Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. During 2012, the Company recorded an impairment charge of $975,000 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was not temporary.

Included in “Realized loss on marketable securities” on the statements of operations are $(975,000) and $(1,086,160) realized loss for the years ended December 31, 2012 and 2011, respectively. The Company did not sell any marketable securities during the year ended December 31, 2012. The Company recorded reclassification of comprehensive income as a result of permanent impairment of $615,000 of other comprehensive income (loss) associated with unrealized gains (losses), net of tax effect, on these investments during the year ended December 31, 2012.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following is a summary of available-for-sale marketable securities as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	Cost	Unrealized Gain	Unrealized/ Impairment (Losses)	Market or Fair Value

Equity securities	$1,590,000	$-	$(1,590,000)	$-
Total	$1,590,000	$-	$(1,590,000)	$-

	December 31, 2011
	Cost	Unrealized Gain	Unrealized/ Impairment (Losses)	Market or Fair Value

Equity securities	$2,327,236	$405,000	$(1,042,236)	$1,690,000
Total	$2,327,236	$405,000	$(1,042,236)	$1,690,000

The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FASB ASC 320-10, Investments-Debt & Equity Securities. Under FASB ASC 320-10, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

Note - 5 Debt

(A)	Related Party

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity for the years ended December 31, 2012 and 2011, respectively:

Loans payable – related party – December 31, 2010	$-
Proceeds from loans	40,173
Repayments	-
Loans payable – related party – December 31, 2011	$40,173
Proceeds from loans	26,802
Repayments	(18,900)
Loans payable – related party – December 31, 2012	$48,075

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(B)	Accounts payable – related parties

The following table represents the accounts payable to related parties as of December 31, 2012 and December 31, 2011, respectively:

	2012	2011

Salaries	414,034	133,332
Expenses	7,466	12,196
	$421,500	$145,528

(C) Notes Payable

In February and March 2012, the Company entered into two 90 day bridge loan agreements to raise a total of $70,000; $20,000 from “note holder A” and $50,000 from “note holder B”. The loans had interest rates ranging from 0% - 3%. The loans were unsecured.

In connection with these loans, the Company issued 140,000 shares of common stock, having a fair value of $70,000 ($0.50/share), based upon recent third party services rendered at that time, and 20,000 options to one lender having an exercise price of $1, expiring September 2013. The fair value of the options was $6,968.

The 140,000 shares of common stock issued in connection with the bridge loans were treated as a debt discount of $70,000. The remaining valuation of the options, $6,968, was recorded as interest expense.

The Company applied fair value accounting for the options issued to the lender. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes pricing model.

The Black-Scholes assumptions used were as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	182%
Risk fee interest rate	0.3%
Expected life	1.5 years

On June 25, 2012, $30,000 was repaid to “note holder B” and the remaining $10,000 was converted into 40,000 shares of common stock ($0.25/share) in September of 2012, thereby leaving an outstanding balance as of December 31, 2012 of $10,000. There was no gain or loss on conversion.

On July 5, 2012, “note holder A”, $20,000 was converted into 40,000 shares of common stock ($0.50/share). There was no gain or loss on conversion.

On November 16, 2012, the Company issued 2,000 common restricted shares ($0.25/share) to “note holder A” Mr. Lonergan in lieu of $500 interest due.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(D) Other

In July 2011, the Company received an advance, of $35,500, from a third party. The advance was non-interest bearing, unsecured and due on demand. The loan was repaid in September 2011.

Note 6 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the federal statutory rate approximately as follows:

	2012	2011

Income Tax provision at statutory rate	$(536,981)	$(586,000)
Increase (decrease) in income tax due to:
Non-Taxable foreign earnings	457,519	574,000
State taxes	-	(1,000)
Change in valuation allowance	79,462	13,000
Total	$-	$-

Net deferred tax assets and liabilities are comprised approximately of the following:

	2012	2011

Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss	79,462	34,000
Valuation allowance	(79,462)	(34,000)
	-	-

Net deferred tax assets (liabilities)	$-	$-

Current assets (liabilities)	$-	$-
Non-current assets (liabilities)	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

During the years ended December 31, 2012 and 2011, the Company generated net operating losses of approximately $79,462 and $34,000, respectively, for federal and Florida income tax purposes. These losses can be carried forward and used to offset taxable income in future years and expire on December 31, 2032 and 2031, respectively.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2012 and 2011, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $79,462 and $34,000 has been provided in the accompanying financial statements as of December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012 and December 31, 2011, GEP incurred a loss of approximately $2,855,556 and $567,000, respectively.

Therefore, GEP had negative earnings and profits and does not have any foreign earnings and profits to be distributed. Since GEP does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of December 31, 2012 and 2011.

The Company is not subject to any foreign income taxes for the years ended December 31, 2012 and 2011.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2012 and 2011 tax years.

Note 7 - Temporary Equity and Stockholders’ Equity

(A)	Preferred Stock

On November 30, 2011, the Company authorized and designated 5,000,000 Series “A” convertible preferred shares of stock, as a bonus to its Chief Executive Officer for services rendered, having a fair value of $480,000 ($0.096/share), based upon the fair value of the services rendered, which represented the best evidence of fair value.

On November 13, 2012, the Company´s board of directors approved an amendment to the Certificate of Designation; to amend the voting rights and conversion rights of the Company´s Series “A” preferred shares as follows:

●	Voting Rights: 10 votes per share (votes along with common stock);
●	Conversion Rights: Each share of Series “A” Preferred is convertible into ten (10) shares of common stock 1 day after the second anniversary of issuance;
●	Dividend Rights: None;
●	Liquidation Rights: None

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The board of directors subsequently agreed that the Chief Executive Officer of the Company would retire to treasury 3,466,668 of these Series “A” preferred shares and retain, the balance, 1,533,332 shares.

On November 21, 2012 the Company´s CEO gave 533,332 of his Series “A” preferred shares to the Company´s CFO (400,000) and two other employee´s (133,332). As the 533,332 preferred shares will convert into 5,333,320 on December 1, 2014 and the price per common share on November 21 2012 was $0.25, the contribution by the officer to the Company was calculated at $1,333,330.

The Company has determined that no beneficial conversion feature or derivative financial instruments exist in connection with the Series “A”, convertible preferred stock, as the conversion rate was fixed at an amount equal to the market price of the Company’s common stock. Additionally, there are a stated number of fixed shares.

Redeemable Preferred Stock

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside stockholders’ equity when the stock is:

●Redeemable at a fixed or determinable price on a fixed or determinable date,

●Redeemable at the option of the holder, or

●Redeemable based on conditions outside the control of the issuer.

The Series “A”, convertible preferred stock is redeemable on December 1, 2013 and it is presented on the balance sheets as “Redeemable Preferred Stock” in a manner consistent with temporary equity. There are no other features associated with this class of redeemable preferred stock, which require disclosure. The carrying amount and redemption amount is $480,000. There are no redemption requirements.

(B)	Common Stock

During the year ended December 31, 2011, the Company issued the following shares:

Type	Quantity	Valuation	Range of Value per Share

Cash	103,100	$51,550	$0.50

Services rendered	9,600	$4,800	$0.50

Total	112,700	$56,350

During the year ended December 31, 2012, the Company issued the following shares:

Type	Quantity	Valuation	Range of Value per Share

Cash	280,000	$140,000	$0.50

Debt discount (1)	140,000	$70,000	$0.50

Debt conversion (2)	42,000	$10,500	$0.25

Debt conversion (2)	40,000	$20,000	$0.50

Services rendered (3)	25,000	$12,500	$0.50

Services rendered (4)	300,000	$75,000	$0.25

Accounts payable –related party	20,000	$10,000	$0.50

Total	847,000	$338,000

(1)	See Note 5(C) - Notes Payable.

(2)	In connection with the stock issued for debt conversion, the Company determined fair value based on the market value of the Company’s trading stock at the time of issuance, which was the most readily available evidence.

(3)	In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the shares provided, which was the most readily available evidence.

(4)	In connection with the stock issued for services rendered, the Company determined fair value based on the market value of the Companies trading stock at the time of issuance, which was the most readily available evidence.

(C)	Stock options

The following is a summary of the Company’s options activity:

	Number of options	Weighted Average Exercise Price
Balance at December 31, 2011	-	$-

- Granted	20,000	$1.00

- Exercised	-	$-

- Forfeited	-	$-

Balance at December 31, 2012	20,000	$1.00

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The weighted average remaining life for all outstanding options at December 31, 2012 is 0.75 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model. The Black Scholes assumptions used are as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	182%
Risk fee interest rate	0.3%
Expected life	1.5 years
Expected forfeitures	0%

Note 8 – Subsequent Events

On February 15, 2013, the Company entered into a Securities Purchase Agreement with Candelara Holdings limited, a company domiciled in the Channel Islands. The SPA covers the potential sale by the Company of up to $1,300,000 worth of our Common Stock. Candelara has the right to purchase up to 916,667 shares of our Common Stock at a price of $.60 per share between the date hereof and April 30, 2013, which would result in the Company receiving $550,000 in proceeds from such purchase. In the event that Candelara purchases the entire 916,667 shares of Common Stock by April 30, 2013, Candelara will have an option to purchase an additional $750,000 worth of our Common Stock at a per share purchase price that is equal to $.90 or 60% of the average closing price of our Common Stock during the ten (10) trading days immediately prior to Candelara’s written notice to the Company of its intent to exercise the Option.

On February 16, 2013, Global Equity Partners Plc., subsidiary of Global Equity International entered into commission agreement with Candelara Holdings Limited domiciled in the Channel Islands under which the Company agreed to pay Candelara Holdings Limited 20% of the equity that it receives from any client that Candelara Holdings Limited has formally introduced to GEP.

On February 15, 2013, the Company entered into consulting agreement with Tricon Holdings Ltd., to provide consulting and advisory services. The Company has agreed to issue 100,000 common restricted shares for services rendered.

On March 12, 2013, the Company authorized issuance of 75,000 common restricted shares at $1.00 each for services rendered.

PART I

ITEM 1.	BUSINESS.

BUSINESS DEVELOPMENT

BACKGROUND

Global Equity International Inc. (“Company”) was incorporated on October 1, 2010, as a Nevada corporation, for the express purpose of acquiring Global Equity Partners Plc, a corporation formed under the laws of the Republic of Seychelles (“GEP”) on September 2, 2009.

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

On November 15, 2010, we entered into a Plan and Agreement of Reorganization (“Plan of Reorganization”) with GEP and its sole shareholder, Peter J. Smith, pursuant to which we would acquire 100% of the common stock of GEP. We consummated the Plan of Reorganization effective December 31, 2010, by issuing 20,000,000 shares of our common stock to Peter J. Smith, at which time GEP became our wholly-owned subsidiary and Peter J. Smith was appointed as our President, Chief Executive Officer and Director.

As a result of our acquisition of GEP, we provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We have offices in the United States, Dubai, London and Marbella (Spain). We have affiliations with firms located in some of the world’s leading financial centers such as London, New York, Frankfurt and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

As a Company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (also known as the “JOBS Act”). As an emerging growth company, we are entitled to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	Reduced disclosure about our executive compensation arrangements;
●	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements; and
●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

GEP looks for promising small to medium size companies ($2,000,000 to $10,000,000 in assets) and introduces these clients to private and institutional investors in our network (“rol-a-dex”) of over 179 “financial introducers” around the world. These financial introducers are simply groups of people or institutions that are presently introducing new clients to us or who have introduced new clients to our management in the past. We do not have any contractual arrangements, written or otherwise, with these financial introducers.

Presently, GEP is our only operating business. Global Equity International’s present operations are limited to insuring compliance with regional, state and national securities regulatory agencies and organizations. In addition, GEI is charged with (i) handling our periodic obligations under the Securities Exchange Act of 1934; (ii) managing our investor relations; and (iii) raising debt and equity capital necessary to fund our operations and enhance and grow our business. GEI does not offer or conduct any consulting or advisory services; as such services are performed solely by our foreign subsidiary, GEP.

We currently offer the following services to our clients:

●	Corporate restructuring
●	Management buy outs
●	Management recruitment
●	Website design, development and marketing advice
●	Investor and public relations
●	Regulatory compliance
●	Exchange listings
●	Introductions to financiers

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

EXCHANGE LISTINGS

We also assist our clients with the selection of stock exchanges that may be suitable to our clients. Various exchanges have listing requirements and standards that vary from one exchange to another. Typical listing requirements and standards relate to a number of things, such as pre-tax income, cash flows, revenue, net tangible assets, market value of a company’s listed securities, minimum trading prices of a company’s securities, minimum shareholders’ equity, operating history, number of shareholders, number of market makers, and corporate governance. We will try to identify appropriate exchanges for our clients based on the particular client’s operating history, pre-tax income, cash flow, revenue, net tangible assets, shareholder base and other factors described above.

We will assist our clients with retention of attorneys and accountants having experience with publicly held companies and stock exchanges in various countries. We will also assist our clients in locating market makers, investment bankers and broker-dealers to assist them with accessing capital markets.

INTRODUCTIONS TO FINANCIERS

After reviewing the business plans, prospects and problems that are unique to each of our clients, we will use our best efforts to introduce our clients to various third party financial resources around the world who may be able to assist them with their capital funding requirements.

As used throughout this Annual Report, references to “Global Equity International,” “GEI,” “Company,” “we,” “our,” “ours,” and “us” refer to Global Equity International, Inc. and our subsidiaries, unless the context otherwise requires. In addition, references to “financial statements” are to our consolidated financial statements contained herein, except as the context otherwise requires. References to “fiscal year” are to our fiscal year which ends on December 31 of each calendar year. Unless otherwise indicated, the terms “Common Stock,” “common stock” and “shares” refer to our shares of $.001 par value, common stock.

HISTORICAL BUSINESS TRANSACTED

2010 TRANSACTIONS

GEP completed two transactions in 2010. The first transaction involved M1 Luxembourg AG, a Swiss company that we helped get listed on the Frankfurt Open Market, a German stock exchange.

M1 Luxembourg AG, through its subsidiaries, offers financial advisory services. The firm’s subsidiaries include Cannon Regus, Sumner Holdings, ISIS financial Associates Ltd, Britannia Overseas Property, and M1 Lux (Cyprus) Ltd. It provides mortgage, private banking, company formation, real estate management and trust formation advisory services. Additionally, the firm offers property documentation, education fees planning, retirement planning, healthcare insurance policies and private wealth management advisory services. M1 Luxembourg A.G. is headquartered in Hunenberg, Switzerland.

Our contract with M1 Luxembourg AG originally called for us to receive a cash fee of $200,000. However, we renegotiated our fee to take 2,000,000 shares of the client’s common stock, valued at $1,086,160, an amount substantially in excess of the $200,000 in fees payable to us, due to the fact that the shares of M1 Luxembourg AG were thinly traded and subject to highly volatile price fluctuations and we had no guarantee they would continue to be listed. Our total fees received from M1 Luxembourg AG in 2010 represented approximately 52.7% of our gross revenues for 2010.

On November 15, 2011, M1 Luxembourg AG’s shares were delisted from the Frankfurt Open Market when it fell out of compliance with the capital adequacy rules of the Frankfurt Open Market. M1 Luxembourg AG’s shares are no longer quoted on the Frankfurt Open Market. M1 Luxembourg is still in business. However, since its shares are no longer quoted, we will have to write-down the value of this asset in the fourth quarter of 2011 to $0. The resulting accounting loss on our M1 Luxembourg AG shares was $1,086,160 and was accounted for in our audited financial statements for the fiscal year ended December 31, 2011.

The second transaction in 2010 involved consulting with Monkey Rock Group Inc. (MKRO), a United States company operated by two British nationals. Monkey Rock initially focused on organizing motorbike events, such as Sturgis, South Dakota, which is one of the largest gatherings of bikers in the world with an average of 400,000 bikers participating. GEP was engaged by Monkey Rock to assist it in expanding in Europe and to assist with branding and marketing. GEP introduced Monkey Rock to Brand Union, a division of WPP, one of the largest advertising firms in the world.

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

Although we received 52.7% of our gross revenues from M1 Luxembourg AG and 47.3% of our gross revenues from Monkey Rock Group, Inc. during 2010, these companies represent non-recurring revenues and we were not dependent on revenues from these two companies in 2011 or 2012 nor will we be dependent on them in any subsequent period.

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

We entered into our contract with RFC K.K. on October 19, 2011. We have contracted to provide the following services to RFC K.K.:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business.

A “target business” would be a company having a business plan that is compatible with RFC K.K.’s business because it has a similar business to RFC K.K. and have net assets, net profits and projected growth that would be suitable for RFC K.K. and that, if combined with RFC K.K., could help RFC K.K. grow its business and ultimately meet various requirements or standards for having RFC K.K.’s shares listed on an exchange or quoted on a stock quotation medium. At this time, RFC K.K. has not decided on a particular exchange or identified any particular target business.

RFC K.K. has agreed to pay us a total of $240,000 over the initial 12 months of our contract. We have received $60,000 under this contract so far and have nine more payments due to us at $20,000 each. During months 13-24 of the contract, RFC K.K. will pay us $6,000 per month. In addition, we will receive a 10% equity stake in RFC K.K. in the event that we assist RFC K.K. in acquiring a “target business.”

(2)	BLACK SWAN DATA LIMITED

Black Swan Data Limited is a United Kingdom based company (“Black Swan”) that has developed algorithm based artificial intelligence that audits and merges internal and external data feeds from various sources, such as sales and transactional data, web and mobile statistics, consumer services data, social network analysis and customer relationship management databases.

We entered into our contract with Black Swan Data Limited on July 28, 2011. We have contracted to provide the following services to Black Swan Data Limited:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on a stock exchange or having its shares quoted on a stock quotation medium.

A “target business” would be a company having a business plan that is compatible with Black Swan Data Limited’s business because it has a similar business to Black Swan Data Limited, and having net tangible assets, net profits and projected growth that would be suitable for Black Swan Data Limited and that, if combined with Black Swan Data Limited, could help Black Swan Data Limited grow its business and ultimately meet the various requirements or standards for having Black Swan Data Limited’s shares listed on an exchange or quoted on a stock quotation medium. At this time, Black Swan Data Limited has not decided on a particular exchange or target business.

Black Swan Data Limited has agreed to pay us $180,000, of which $40,000 has been paid. We will receive the balance of $140,000 over the next 12 months. In addition, we will receive a 10% equity stake in Black Swan Data Limited in the event we assist Black Swan Data Limited in acquiring a target business. Upon successful quotation of Black Swan Data Limited’s shares on a stock market, GEP will be appointed as a consultant to Black Swan Data Limited for a 24 month period at $7,500 per month to assist Black Swan Data Limited in obtaining a listing on NASDAQ in the United States or listing on an alternative, high profile American stock exchange (i.e., American Stock Exchange or New York Stock Exchange).

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

We entered into our contract with Arrow Cars SL on January 14, 2011. We have contracted to provide the following services to Arrow Cars SL:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business.

A “target business” would be a company having a business plan that is compatible with Arrow Cars SL’s business because it has a business similar to Arrow Cars SL, and having net tangible assets, net profits and projected growth that would be suitable for Arrow Cars SL and that, if combined with Arrow Cars SL, could help Arrow Cars SL grow its business and to ultimately meet various requirements or standards for having Arrow Cars SL’s shares listed on an exchange or quoted on a stock quotation medium. At this time, Arrow Cars SL has not decided on a particular exchange or a target business.

Arrow Cars SL agreed to pay us an initial fee of $20,000 and then an additional aggregate fee of $115,000 over the subsequent twelve months. Arrow Cars has paid us $135,000 through December 31, 2012. In addition, we will receive a 10% equity stake in Arrow Cars SL in the event we assist Arrow Cars SL in acquiring a target business.

(4)	VOZ MOBILE CLOUD LTD

On December 12, 2011, we entered into a contract with Voz Mobile Cloud Ltd, a “voice to mail” technology company based in the U.S. We consulted with Voz Mobile Cloud Ltd on corporate restructuring, and we concluded our work on that contract on December 31, 2011. As compensation, we received 2,000,000 shares of Voz Mobile Cloud Ltd common stock, which we valued at $100,000 in the fourth quarter of 2011.

During 2011, the Company had revenues totaling $288,041, of which $188,041 was comprised entirely of cash received from these three clients: Arrow Cars SL, Black Swan Data Limited and RFC KK. We also received 2,000,000 shares of a private company called Voz Mobile Cloud Ltd, valued at $100,000.

Arrow Cars SL	$73,081	25	%(1)
RFC KK	$60,000	21	%(1)
Black Swan Data Limited	$54,960	19	%(1)
Voz Mobile Cloud Ltd	$100,000	35	%(2)
TOTAL	$288,041	100%

(1)	Represents cash fees received by the Company.
(2)	Represents 2,000,000 shares of Voz Mobile Cloud Limited, common stock received in lieu of cash for services rendered by the Company to Voz Mobile Cloud Limited. At December 31, 2012, the Company owned a total of 3,200,000 common shares of Voz Mobile Cloud Limited due to an issuance of a further 1,200,000 common shares, valued at $60,000, during 2012. Peter James Smith, our President and Chief Executive Officer, also owns 1,340,000 shares of Voz Mobile Could Limited common stock received in lieu of cash for services personally rendered. Mr. Smith is deemed to the beneficial owner of the 3,200,000 shares of Voz Mobile Cloud Limited common stock held by the Company as Mr. Smith has sole dispositive and voting control over the same.

In 2011, our total operating expenses amounted to $337,991:

OPERATING EXPENSES:

GENERAL & ADMINISTRATIVE
Office Expenses	$10,415
Rent Expense	$3,540
Travel	$47,914
Web & Advertising	$5,133
	$67,002
LEGAL & ACCOUNTING
Legal	$16,359
Accountants	$25,000
	$41,359
OTHER PROFESSIONAL SERVICES
Edgar Filer Service	$1,180
Transfer Agent	$2,630
Other	$42,528	(1)
	$46,338
OTHER EXPENSES – SALARIES
Peter Smith	$129,959
Enzo Taddei	$40,000
Adrian Scarrott	$13,332

	$183,291	(2)

TOTAL OPERATING EXPENSES	$337,991

(1)	This amount includes due diligence fees paid to third parties on behalf of some of our clients.

(2)	The Company’s salaries expense amounted to $183,291, of which $133,332 was accrued and unpaid at December 31, 2011.

In 2011, we paid a total of $10,000 to Mr. Patrick Dolan, a resident of London, United Kingdom, as a commission for introducing us to RFC K.K.

COMMISSION EXPENSES:

COMMISSIONS PAID TO INTRODUCERS

Introduction of RFC KK	$10,000
$10,000

In 2011, the Company incurred other “non-recurring expenses” amounting to $1,632,160:

OTHER EXPENSES - NON-RECURRING
Dubai, U.A.E. Administrative and Consultancy Service	$66,000
Bonus paid with Redeemable “Preferred shares” to Mr. Peter Smith	$480,000	(3)
Realized Loss on Impairment of Marketable Securities	$1,086,160	(4)
	$1,632,160

(3)	1,533,332 shares of the Company’s Series “A” Preferred Stock were issued to Mr. Peter James Smith, our President, in lieu of the $480,000 salary bonus our Board of Directors decided to grant to him.
(4)	Realized loss due to the impairment of our M1 Luxembourg AG marketable securities; this impairment was for $1,086,160.

In 2011, the net loss was $(1,688,102) and the unrealized gain on the “available for sale marketable securities” owned by the Company amounted to $448,924; hence, the comprehensive loss amounted to ($1,239,178) for 2011.

The Company recorded interest income amounting to $690, paid $500 of interest and also recorded an exchange rate loss of $4,197.

OTHER INCOME / EXPENSE
Interest Income	$690
Interest Expense	$(500)
Exchange Rate Gain / (Loss)	$(4,197)
$(4,007)

Based on 28,735,897 weighted average shares outstanding for the year ended December 31 2011, the loss per share was $(0.06).

NEW BUSINESS TRANSACTED IN 2012

At the beginning of 2012, we already had contracts with four companies: (1) RFC K.K., a Japan based company; (2) Black Swan Data Limited, a United Kingdom based company; (3) Arrow Cars SL, (now called Arrow Cars International Inc.), a company based in Spain; and (4) Voz Mobile Cloud Ltd., a U.S. corporation.

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

We entered into our contract with RFC K.K. on October 19, 2011. We have contracted to provide the following services to RFC K.K.:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition or a merger with a target business.

A “target business” would be a company having a business plan that is compatible with RFC K.K.’s business because it has a similar business to RFC K.K and have net assets, net profits and projected growth that would be suitable for RFC K.K. and that, if combined with RFC K.K., could help RFC K.K. grow its business and ultimately meet various requirements or standards for having RFC K.K.’s shares listed on an exchange or quoted on a stock quotation medium. At this time, RFC K.K. has not decided on a particular exchange or identified any particular target business.

RFC K.K. has agreed to pay us a total of $240,000 over the initial 12 months of our contract. We have received $60,000 under this contract so far and have nine more payments due to us at $20,000 each. During months 13-24 of the contract, RFC K.K. will pay us $6,000 per month. In addition, we will receive a 10% equity stake in RFC K.K. in the event that we assist RFC K.K. in acquiring a “target business.”

(2)	BLACK SWAN DATA LIMITED

Black Swan Data Limited is a United Kingdom based company (“Black Swan”) that has developed algorithm based artificial intelligence that audits and merges internal and external data feeds from various sources, such as sales and transactional data, web and mobile statistics, consumer services data, social network analysis and customer relationship management databases.

We entered into our contract with Black Swan Data Limited on July 28, 2011. We have contracted to provide the following services to Black Swan Data Limited:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition or a merger with a target business; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on a stock exchange or having its shares quoted on a stock quotation medium.

A “target business” would be a company having a business plan that is compatible with Black Swan Data Limited’s business because it has a similar business to Black Swan Data Limited, and having net tangible assets, net profits and projected growth that would be suitable for Black Swan Data Limited and that, if combined with Black Swan Data Limited, could help Black Swan Data Limited grow its business and ultimately meet the various requirements or standards for having Black Swan Data Limited’s shares listed on an exchange or quoted on a stock quotation medium. At this time, Black Swan Data Limited has not decided on a particular exchange or target business.

Black Swan Data Limited has agreed to pay us $180,000, of which $40,000 has been paid. We will receive the balance of $140,000 over the next 12 months. In addition, we will receive a 10% equity stake in Black Swan Data Limited in the event we assist Black Swan Data Limited in acquiring a target business. Upon successful quotation of Black Swan Data Limited’s shares on a stock market, GEP will be appointed as a consultant to Black Swan Data Limited for a 24 month period at $7,500 per month to assist Black Swan Data Limited in obtaining a listing on NASDAQ in the United States or listing on an alternative, high profile American stock exchange (i.e., American Stock Exchange or New York Stock Exchange).

(3)	ARROW CARS SL / ARROW CARS INTERNATIONAL INC.

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

We entered into our contract with Arrow Cars S.L. on January 14, 2011. We have contracted to provide the following services to Arrow Cars S.L.:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business.
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on a stock exchange or having its shares quoted on a stock quotation medium.

A “target business” would be a company having a business plan that is compatible with Arrow Cars SL’s business because it has a business similar to Arrow Cars SL, and having net tangible assets, net profits and projected growth that would be suitable for Arrow Cars SL and that, if combined with Arrow Cars SL, could help Arrow Cars SL grow its business and to ultimately meet various requirements or standards for having Arrow Cars SL’s shares listed on an exchange or quoted on a stock quotation medium.

On April 1, 2012, Arrow Cars SL was acquired by Arrow Cars International, Inc. (a Nevada corporation) by way of a reverse recapitalization. Arrow Cars International, Inc. has since decided to have its shares quoted on the NASDAQ OTCBB.

Arrow Cars agreed to pay us $135,000, which amount has been paid in full. In addition, we will receive a 10% equity stake in Arrow Cars International Inc. when our contract with it has been fully carried out.

(4)	VOZ MOBILE CLOUD LTD

On December 12, 2011, we entered into a contract with Voz Mobile Cloud Ltd., a “voice to mail” technology company based in the U.S. We consulted with Voz Mobile Cloud Ltd. on corporate restructuring, and we concluded our initial work on that contract on December 31, 2011. As compensation, we received 2,000,000 shares of Voz Mobile Cloud Ltd. common stock, which we valued at $100,000 in the fourth quarter of 2011.

During 2012, Voz Mobile Cloud retained our services again to carry out the following:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on a stock exchange or having its shares quoted on a stock quotation medium.

As compensation, we received 1,000,000 shares of Voz Mobile Cloud Ltd common stock, which we valued at $60,000 in the first quarter of 2012. Voz Mobile Cloud Ltd. has since decided to have its shares quoted on the NASDAQ OTCBB.

(5)	DIRECT SECURITY INTEGRATION INC (DIRECT CCTV)

On March 31, 2011, we entered into a contract with Direct Security Integration Inc. and its U.K. subsidiaries (“Direct CCTV”), which are engaged in the business of installing closed circuit television and other security equipment. Direct CCTV is based in the U.S. and also in the United Kingdom.

We have contracted to provide Direct CCTV the following services:

●	Act as a corporate finance advisor to Direct CCTV;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market Direct CCTV, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the NASDAQ OTCBB

Direct CCTV agreed to pay us $240,000 and to date we have been paid in full. In addition, we have agreed that we will receive a 10% equity stake in Direct CCTV upon Direct CCTV’s shares being quoted on the NASDAQ OTCBB.

(6)	REGIS CARDS LIMITED

On May 25, 2012, we entered into a contract with Regis Card Limited (“Regis”), a “Pre-Paid” credit card company based in the U.S. and in the United Kingdom.

We have contracted to provide Regis the following services:

●	Act as a corporate finance advisor to Regis;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market Regis, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Regis agreed to pay us $250,000 and to date we have been paid a total of $150,000. In addition, we have agreed that we will receive a 10% equity stake in the company upon listing Regis on the Dubai NASDAQ.

(7)	SCORPION PERFORMANCE INC.

On December 5, 2012, we entered into a contract with Scorpion Performance Inc. (Scorpion”), a U.S. corporation based in Ocala, Florida. Scorpion manufactures precision metal performance engine components and also precision medical instruments.

We have contracted to provide Scorpion the following services:

●	Act as a corporate finance advisor to Scorpion;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market Scorpion, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Scorpion agreed to pay us $350,000 and to date we have been paid in full. In addition, we have agreed that we will receive a 6% equity stake in Scorpion upon its initial public offering on the Dubai NASDAQ.

In December, 2012, we were engaged by two more companies:

1)	Universal Energy Solutions BV, a Dutch green energy company, that desires to list its stock on the Dubai Nasdaq, but first requires our Company to source a Dubai sponsor that would agree to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We have subsequently sourced an appropriate Dubai sponsor and intend to enter in to a full consulting agreement with Universal Energy Solutions BV during the second quarter of 2013.

2)	Innoveas AG., a German technology incubator that wishes to also list its shares on the Dubai Nasdaq but as before also requires our Company to source a Dubai sponsor that would be in agreement to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We have subsequently sourced an appropriate Dubai sponsor and intend to enter in to a full consulting agreement with Innoveas AG during the second quarter of 2013.

During 2012, we had revenues totaling $609,000, of which $549,000 was comprised entirely of cash received from our current clients. We also received 1,000,000 shares of Voz Mobile Cloud Ltd, valued at $60,000.

In 2012, our total operating expenses amounted to $880,637.

General and Administrative:
Advertising and promotion	$14,398
Website Maintenance	10,772
Rent	10,743
Travel	34,190
Client entertainment	12,516
Bank service charges	3,449
General office expenses	24,335
	$110,403
Salaries:
Officers and Directors	$360,000
Employees	139,999
	$499,999	(1)
Professional Services:
Accountants	$43,633
Edgar Services	4,905
Legal	52,553
Tax Consultants	12,000
Transfer Agents	2,780
Investor Relations	10,000
XBRL Services	3,458
Other professional services	54,406
	$183,735
Other:
Dubai business licenses	$86,500
Subtotal	$880,637

(1)	The Company’s salaries expense amounted to $499,999, of which $421,500 was accrued and unpaid at December 31, 2012.

In 2012, the Company incurred other “non-recurring expenses” amounting to $2,583,919:

Interest income	121
Commission expense	162,500	(1)
Bad debt allowances	35,000
Interest - Bridge Loans	7,968
Interest - Amortization of Debt Discounts	70,000
Realized impairment of marketable securities	975,000	(2)
Stock Compensation	1,333,330	(3)
Subtotal	$2,583,919
Total Expenses	$3,464,556

(1)	The commission expense of $162,500 was incurred by three introducers of new business. 100% of these commissions were paid in stock at conversion rate of $.25 to $.50 per share.

(2)	Realized loss due to the permanent impairment of our Monkey Rock Group Inc. marketable securities; this impairment was for $975,000.

(3)	The stock compensation valued at $1,333,330 was the result of the Company´s CEO gifting 533,332 of his own personal Series “A” preferred shares to the Company´s CFO and two of the company´s employees.

Based on 29,149,498 weighted average shares outstanding for the year ended December 31 2012, the loss per share was $(0.10).

OUR BUSINESS IN 2013

We have three distinct divisions (none of which will be treated as a segment for financial reporting purposes):

1. Introducers Network. We have developed and continue to develop a number of finance professionals, accountants, attorneys and financial advisers who will introduce us to their clients. We will review businesses introduced to us through these introducers and we will compensate them on sum “to be determined” based on the event that we are engaged by to assist the companies they introduce to us.

2. Project Review. Our management team and advisors will carefully review and vet each business plan and opportunity submitted to us. Our management team and advisors will determine which services we can offer these clients and assess the potential propositions to best assist our clients in achieving their goals.

3. Placing. Working with our business associates in Dubai, Europe and the United States, we will use our best efforts to assist our clients with listings on stock exchanges in these cities in order to maximize their exposure to capital markets and to access funding via debt and equity offerings.

FUTURE PLANS

We currently have nine clients under contract:

1.	Arrow Cars International Inc.
2.	Black Swan Data Limited.
3.	RFC K.K.
4.	Voz Mobile Cloud Limited.
5.	Direct CCTV (Direct Security Integration Inc).
6.	Regis Cards Limited.
7.	Scorpion Performance Inc.
8.	Universal Energy Solutions B.V.
9.	Innoveas A.G.

MILESTONES THROUGH MARCH 2014

Our specific plan of operations and milestones through March 2014 are as follows:

DURING THE SECOND QUARTER OF 2013, WE INTEND TO:

DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

· Merchant House Group (London), a United Kingdom registered investment house;

· TAP 09 Gmbh, an Austrian management consultancy firm based in Wien, Vienna;

· Mashreq Bank, an Asian retail bank based in Dubai, U.A.E.; and

· ABN Amro Private Bank based in Amsterdam, the Netherlands

We do not have any verbal or written agreements with the four firms identified above, as our relationship with each of them has been developed over the past year or so.

We intend to develop relationships with a further five “introducers” to potential new business for the Company before the end of June 2013. The estimated additional expense of $20,000 to achieve this is mainly travel expenses that will be funded by income receivable from clients currently under contract.

DUBAI EXPANSION

We will establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. The Dubai operation will be a branch office of the company allowing us a license to trade in the area. With the branch office formed we will recruit three members of staff in Dubai.

1)	Administration – To assist in the day to requirements of the business
2)	General Manager Dubai – To assist in the development of new relationships and support existing relationship as well client liaison duties
3)	Back Office support – Generic support for all elements of the company and due diligence.

The expected additional costs for the branch office, the license and the staff is estimated to be $12,000 per month to be funded by additional consultancy fees levied to the client.

We have recently completed an agreement with an International consultancy firm, Adam Holdings, to offer our services to their clients; we will explore this relationship further with a focus on seminars and circulars exposing our services to their clients in an effective manner.

CREATE A MORE EFFICIENT SYSTEM FOR REVIEWING PROSPECTIVE BUSINESSES.

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

We will create a deeper Due Diligence program allowing us to dig deep on any prospective client prior to engagement thus protecting the company from any future problems, one of the new staff members will be responsible for the due diligence activities and creating a report for our file on their findings.

DURING THE THIRD QUARTER OF 2013, WE INTEND TO:

EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during 2013 which will hopefully enable us to:

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

DEVELOP IN HOUSE IT DEPARTMENT

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and therefore it will become vital in our cash flow forecasting. Additional anticipated cost is $3,000 per month.

DUAL LISTING DUBAI

We have already entered talks with some of the major investment banks such as Deutsche Bank Dubai and the Dubai NASDAQ in order to effect a dual listing in Dubai allowing us a more prominent position in the market place and an ability to raise capital for acquisition should we need to from the retail and institutional community in the UAE. We intend to become one of the first companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

DURING THE FOURTH QUARTER OF 2013, WE INTEND TO:

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

At present we are being received with open arms by the Dubai and Middle Eastern financial community; hence we have plans to host various hospitality events for our current clients, our key contacts and upper management of the company. The anticipated additional cost will be $15,000.

EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We intend to take our consultancy service outside of the Middle East and Europe into Asia and Sri Lanka. We will expand on a 'Commission Only' basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add at least one new member to our administration team within the fourth quarter of 2013. We anticipate the cost to be approximately $3,000 per month funded from any new client being attracted as a result of the expansion.

It is our intention to create a US subsidiary of our Dubai based Company, Global Equity Partners Plc. This subsidiary will most likely be based in Florida; our group´s CFO will be relocated there and given the task to setup, manage and properly staff this office.

ROAD SHOWS

We will commence the first of two “Road shows”, both held in Dubai with the support of the Dubai NASDAQ for companies already listed in Sri Lanka who could be seeking a dual listing in Dubai to provide liquidity and more capital raising options. We have commenced initial conversations with a brokerage house in Sri Lanka to look at their clients they have that would be suitable for the Dubai market. We will initially invite management of selected companies to Dubai for a two day event in conjunction with Nasdaq Dubai and a number of leading Investment Institutions, the anticipated cost of this is to be met by the prospective clients themselves and sponsorship from the institutions and Nasdaq Dubai.

DURING THE FIRST QUARTER OF 2014, WE INTEND TO:

ROAD SHOWS

We will organize a second “Road show” targeted at Chinese companies in conjunction with a major broker dealer, based on the West Coast of the USA, who deals exclusively with Chinese companies; we will follow the same procedure and costing as the Sri Lanka “Road shows”.

FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

The foundation for this development will be done in fourth quarter of 2013. Within the first quarter of 2014, we intend to cement in the relationships created in prior quarters and appoint a new member of staff, based in each region to manage and nurture the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore

To service the clients generated from these markets we will spend time creating a network of service companies who we can utilize to assist us on a local basis. We will explore the possibilities of dual listings for our clients in Singapore to allow us a local market for any Asian clients we will attract and giving the company a firm foothold in the Asian territory.

EMPLOYEES; IDENTIFICATION OF A SIGNIFICANT EMPLOYEE

We currently have two employees: Peter J. Smith, and Enzo Taddei. Peter J. Smith, our President, and Enzo Taddei, our Chief Financial Officer, each has an employment agreement with the Company. Peter J. Smith and Enzo Taddei are full time employees. We intend to hire additional employees when they are needed.

COMPETITION

We face intense competition in every aspect of our business, and particularly from other firms which offer management, compliance and other consulting services to private and public companies. We would prefer to accept a relatively low cash component as our fee for management consulting and regulatory compliance services and take a greater portion of our fee in the form of restricted shares of our private clients’ common stock. We also face competition from a large number of consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other management consulting and regulatory compliance services firms similar to ours. Many of our competitors have greater financial and management resources and some have greater market recognition than we do.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

The Company’s common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (“1934 Act”). As a result of such registration, the Company is subject to Regulation 14A of the “1934 Act,” which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2013 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future filings of our Company could be materially adversely affected.

DEPENDENCE ON KEY EMPLOYEES

The Company is heavily dependent on the ability of our President, Peter Smith, and our Chief Financial Officer, Enzo Taddei. The loss of the services of Mr. Smith or Mr. Taddei would seriously undermine our ability to carry out our business plan.

In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company’s success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

REPORTS TO SECURITY HOLDERS

The public may view and obtain copies of the Company’s reports, as filed with the Securities and Exchange Commission, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company’s reports are available and can be accessed and downloaded via the internet on the SEC’s internet site at http://www.sec.gov.

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

RISKS ASSOCIATED WITH OUR COMPANY

WHILE WE HAVE A LITTLE OVER TWO YEARS OF OPERATING HISTORY AND HAVE ACCUMULATED PROFITS, THERE IS NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We were incorporated in Nevada on October 1, 2010, and our wholly-owned subsidiary, GE Partners Plc., was formed on September 2, 2009. For the fiscal year ended December 31, 2012, we incurred a net loss from operations of $2,777,240 and which included a realized loss on impairment of marketable securities of $975,000. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment in our Company. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

●	our ability to attract clients who will buy our services from us; and
●	our ability to generate revenues through the sale of our services.

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

WE ARE AN “EMERGING GROWTH COMPANY” AND WE CANNOT BE CERTAIN IF WE WILL BE ABLE TO MAINTAIN SUCH STATUS OR IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 or “JOBS Act,” and we may adopt certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive and stockholder approval of any golden parachute payments not previously approved. We may remain an “emerging growth company” for up to five full fiscal years following our initial public offering. We would cease to be an emerging growth company, and, therefore, ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period, or if we have more than $700 million in market value of our common stock held by non-affiliates as of June 30 in the fiscal year before the end of the five full fiscal years. Additionally, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock (assuming a market ever develops) and our stock price may be more volatile.

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARE TO BE PROFITABLE.

The corporate consulting business is intensely competitive and due to our small size and limited resources, we may be at a competitive disadvantage, especially as a public company. There are several firms offering similar services. Many of our competitors have proven track records and substantial human and financial resources, as opposed to our Company who has limited human resources and little cash. Also, the financial burden of being a public company, which will cost us approximately $40,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002, will strain our finances and stretch our human resources to the extent that we may have to price our Consultancy service fees higher than our non-publicly held competitors just to cover the costs of being a public company.

WE ARE VULNERABLE TO THE CURRENT ECONOMIC CRISIS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY AND ABILITY TO CARRY OUT OUR BUSINESS PLAN.

We are currently in a severe worldwide economic recession. Runaway deficit spending by the United States government and other countries further exacerbates the United States and worldwide economic climate and may delay or possibly deepen the current recession. Currently, a lot of economic indicators such as rising gasoline and commodity prices suggest higher inflation, dwindling consumer confidence and substantially higher taxes. Demand for the services we offer tends to decline during recessionary periods when disposable revenue is lower and may impact sales of our services. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending. The worldwide recession is placing severe constraints on the ability of all companies, particularly smaller ones, to raise capital, borrow money, and operate effectively and profitably and to plan for the future. The recent trauma in the Cyprus banking and debt crisis is likely to expand to other companies in the region and could potentially have a negative impact on our European clients and operations.

BECAUSE PETER J. SMITH, OUR PRESIDENT, OWNS 60.39% OF OUR TOTAL OUTSTANDING COMMON STOCK AND 1,000,000 (65.22%) SHARES OF OUR TOTAL OUTSTANDING PREFERRED STOCK, MR. SMITH WILL RETAIN CONTROL OF US AND WILL BE ABLE TO DECIDE WHO WILL BE DIRECTORS AND YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS WHICH COULD DECREASE THE PRICE AND MARKETABILITY OF OUR SHARES.

Peter J. Smith, our President, owns 60.39% of our total outstanding common stock and 65.22% of our total outstanding preferred stock. As a result, Peter J. Smith will own the vast majority of the shares of our Common Stock, a majority of the shares of our preferred stock and super-voting rights attributable to his preferred stock, which allow him to cast two (2) votes per share of preferred stock and he will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

BECAUSE OUR BUSINESS MODEL ANTICIPATES OUR RECEIVING EQUITY STAKES IN OUR CLIENTS, MOST OF WHOM WILL BE DEVELOPMENT STAGE COMPANIES, WE MAY NOT BE ABLE TO RESELL SUCH EQUITY AT SUITABLE PRICES, IF AT ALL, WHICH COULD MATERIALLY IMPACT OUR EARNINGS AND ABILITY TO REMAIN IN BUSINESS.

Our business model anticipates that we will receive, as partial compensation for our consulting services, equity stakes in our clients, many of whom will be development stage companies. We will have to value those equity stakes at the time we receive them. Investments in development stage companies are risky because many of such companies’ securities are illiquid, thinly traded (if at all) and the value of such securities will be subject to adjustments should the value of such securities decline, should such securities be delisted from an exchange or cease being quoted on a stock quotation medium or should such businesses fail, which could cause us to write-down or write-off the value of such securities and result in a negative impact to our earnings and possibly cause us to cease or curtail our operations. On November 15, 2011, the shares of one of our clients, M1 Luxembourg AG, were delisted from the Frankfurt Open Market, resulting in a $1,086,160 loss on the value of our shares in M1 Luxembourg AG. On September 30, 2012, the shares of another of our clients, Monkey Rock Group Inc. were demoted to the Pink Sheets from the OTCQB, resulting in a $975,000 loss on the value of our shares in Monkey Rock Group Inc.

WE MAY BE SUBJECT TO FURTHER GOVERNMENTAL REGULATION, INCLUDING THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

As part of our business model, GEP accepts equity securities in our clients as partial compensation for our services. Prior to 2012, 40% or more of our income was derived from the receipt of equity securities and more than 40% of our assets were comprised of equity securities that we received in exchange for some of our services. In 2012, only 9.85% of our income was derived from the receipt of equity securities. As of December 31, 2012, 50% of our assets were comprised of equity securities.

Although we do not believe we are engaged in the business of investing, reinvesting or trading in securities, and we do not currently hold ourselves out to the public as being engaged in those activities, it is possible that we may be deemed to be an “inadvertent investment company” under section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (“ICA”), if more than 40% of our future income and/or more than 40% of our assets are derived from “investment securities” (as defined in the ICA), and if we are deemed to be, or perceived to be, primarily engaged in the business of investing, reinvesting or trading in securities.

If we were deemed or found to be an investment company by the Securities and Exchange Commission or a court of law, then we would face dire consequences and a maze of additional regulatory obligations. For example, registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action by the SEC, that we would be unable to enforce contracts with third parties or that third parties with whom we have contracts could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

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

We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 40,197,300 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

OUR ARTICLES OF INCORPORATION AUTHORIZE THE ISSUANCE OF PREFERRED STOCK.

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. On November 30, 2011, the Company issued all 5,000,000 shares of our authorized preferred stock to our Chief Executive Officer, Peter Smith. On November 20, 2012, the Board of Directors and Mr. Smith subsequently agreed that Mr. Smith would retire to treasury 3,466,668 of these Series “A” preferred shares and retain, the balance, 1,533,332 shares. Mr. Smith subsequently gifted 400,000 of these Series “A” preferred shares to Mr. Taddei (CFO of the Company) and a further 133,332 preferred shares to two other employees of the Company, 66,666 Series “A” preferred shares each.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US, OUR INDUSTRY AND TO OTHER BUSINESSES.

These forward-looking statements in this Annual Report are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Annual Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company does not own any property. Our executive offices are located at Level 28, Al Habtoor Business Tower, P.O. Box 29805, Dubai Marina, Dubai, U.A.E.; this office consists of 1,000 square feet of office space for which we pay a monthly fee varying between $1,500 and $2,500. We also have a satellite office located in London based in another office in Level 17 Dashwood House, 69 Old Broad Street, London EC2M 1QS, United Kingdom. Peter J. Smith, our President and Chief Executive Office, is based in Dubai and Enzo Taddei, our Chief Financial Officer, is based between Spain and Dubai.

ITEM 3.	LEGAL PROCEEDINGS.

We are not subject to any legal proceedings and are not aware of any threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2012, the Company’s Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol “GEQU.OB.” The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2012	High	Low
First Quarter (1)	$0.00	$0.00
Second Quarter (1)	$0.00	$0.00
Third Quarter (1)	$0.00	$0.00
Fourth Quarter (1)	$1.00	$0.24
Fiscal 2011 (2)	High	Low
First Quarter	$--	$--
Second Quarter	$--	$--
Third Quarter	$--	$--
Fourth Quarter	$--	$--

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

(2)	The Company’s Common Stock was not traded or quoted during 2011. Our Common Stock is considered a “penny stock.” The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our Common Stock, adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

Our management is aware of the abuses that have occurred historically in the penny stock market.

HOLDERS. As of the date of this filing, there were 65 record holders of the 29,802,700 shares of the Company’s issued and outstanding Common Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

The Company originally issued to Javan Khazali (a United States citizen) a total of 2,000,000 shares of common stock on October 28, 2010 at $.001 per share (par value) for an aggregate consideration of $2,000.

SECURITIES ISSUED BETWEEN NOVEMBER 1, 2010, AND SEPTEMBER 30, 2011 (WITHIN THE ONE-YEAR COMPLIANCE PERIOD APPLICABLE TO NON-REPORTING ISSUERS AS SET FORTH IN CATEGORY 3 OF RULE 903 OF REGULATION S):

Effective November 1, 2010, the Company issued 5,000,000 shares of common stock to Enzo Taddei, an individual (non-”U.S. person” as defined in Rule 902 of Regulation S), for accounting and financial modeling services rendered to Global Equity Partners PLC valued at $5,000. Mr. Taddei became the Chief Financial Officer and a Director of the Company in September 2011.

On November 14, 2010, the Company issued 1,000,000 shares of common stock to Miss Pilar Tardon, an accountant in Spain, and an individual (non-”U.S. Person” as defined in Rule 902 of Regulation S), in exchange for professional services rendered to the Company and also for an introduction commission. The professional services rendered related to financial restructuring of one of our current clients, Arrow Cars SL; these services were valued at $25,000. Miss Tardon also submitted to the Company an invoice for a further $25,000 for her introduction of Arrow Cars SL. Therefore, the total value of Miss Tardon’s services were valued at $50,000 and paid by our issuance to her of 1,000,000 shares of common stock.

The Company issued 20,000,000 shares of common stock to Peter Smith (a non-”U.S. Person” as defined in Rule 902 of Regulation S) pursuant to a Plan and Agreement of Reorganization dated November 15, 2010, when the Company acquired 100% of the common stock of Global Equity Partners PLC in a private transaction, resulting in Global Equity Partners PLC becoming a wholly-owned subsidiary of the Company. Following the closing of this transaction, Peter Smith became our President and Chief Executive Officer and a member of our board of directors.

Effective December 31, 2010, the Company issued 668,000 shares of common stock to seven debt holders (none of whom was a “U.S. person” as defined in Rule 902 of Regulation S), at various negotiated conversion rates ranging from $.36 to $.44 per share, in satisfaction of $263,534 in debt owed by the Company, as follows:

Name of Creditor	Amount of Debt	No. of Shares Issued	Conversion Price
William & Lorraine Beveridge	$7,089	16,000	$.44 per share
Brain H. Coates	$14,024	40,000	$.35 per share
Daycrest Nominees Ltd.	$26,952	70,000	$.39 per share
Barrie Pearson Craig	$7,440	20,000	$.37 per share
Samueal M. Austin	$4,435	12,000	$.37 per share
David Baker	$3,593	10,000	$.36 per share
Tohibu Ou	$200,000	500,000	$.40 per share
Totals	$263,534	668,000

The conversion prices of the above concurrent issuances of common stock were the product of negotiations by our management with each creditor. None of the above creditors was a related party or related person to the Company. As a result of our negotiations with the above creditors, no interest was included in the aggregate amounts settled.

Between May 2, 2011, and June 15, 2011, the Company issued a total of 103,100 shares of common stock in a private offering to a total of 27 non-related persons (non-”U.S. persons” as defined in Rule 902 of Regulation S) at $.50 per share for an aggregate consideration of $51,550, as follows:

Name	Number of Shares	Aggregate Purchase Amount
Mark Bingham	500	$250
Margaret Cachart	1,000	$500
Barry Cotton	500	$250
Adam Divall	1,000	$500
Jamie Divall	1,000	$500
Collin Elliott	500	$250
Michael Guetjes	500	$250
Peter Lilley	1,000	$500
Ian McKenzie	1,000	$500
Jamie Palacios Vergara	1,000	$500
Anthony Preece	1,000	$500
Michael Ricks	500	$250
Darren Roberts	1,000	$500
Wayne Roberts	1,000	$500
Toby Roberts	1,000	$500
Vicent Samways	2,500	$1,250
Gary Steel	500	$250
Jon Stronell	1,000	$500
Martin Sweeny	500	$250
Daniel Tovey	2,000	$1,000
Hayley Wood	1,000	$500
Caoimhe Lonergan	5,000	$2,500
Eibhlin Lonergan	5,000	$2,500
Saoirse Lonergan	5,000	$2,500
John Lonergan	5,000	$2,500
Brid Lonergan	20,000	$10,000
David Lonergan	43,100	$21,550
TOTALS	103,100	$51,550

On September 23, 2011, the Company issued 9,600 shares of common stock to Samuel James Cameron, an individual (a non-”U.S. Person” as defined in Rule 902 of Regulation S), in exchange for marketing consultancy services rendered to the Company valued at $4,800.

SECURITIES ISSUED AFTER THE ONE-YEAR COMPLIANCE PERIOD APPLICABLE TO NON-REPORTING ISSUERS AS SET FORTH IN CATEGORY 3 OF RULE 903 OF REGULATION S):

On November 30, 2011, the Company issued 5,000,000 shares of Series “A” Preferred Stock (100% of the authorized preferred stock) to our Chief Executive Officer, Peter Smith, for an aggregate consideration of $480,000 as a bonus package equal to 24 months of salary. On November 20, 2012, the Board of Directors and Mr. Smith subsequently agreed that Mr. Smith would retire to treasury 3,466,668 of these Series “A” preferred shares and retain the balance, 1,533,332 shares. Mr. Smith subsequently gifted 400,000 of these Series “A” preferred shares to Mr. Taddei (CFO of the Company) and a further 133,332 preferred shares to two other employees of the Company, 66,666 Series “A” preferred shares each.

SECURITIES ISSUED IN 2012

On March 31, 2012, the Company issued 100,000 shares of common stock to Mr. Robert Hasnain, a resident of the United Kingdom, as interest on a $50,000 loan he made to the Company. $30,000 was loaned to Global Equity Partners Plc. on March 20, 2012 and the $20,000 balance of the loan was paid to Global Equity Partners Plc. on April 10, 2012. The Company valued these 100,000 shares at $50,000 in the aggregate.

On March 31, 2012, the Company issued 40,000 shares of common stock to Mr. David Lonergan, a resident of Ireland, as a portion of the interest due under a loan of $20,000 loan made to Global Equity Partners PLC on March 13, 2012. The Company valued these shares at $20,000 in the aggregate.

On May 21, 2012 the Company issued 25,000 common restricted shares to Mr. Stephen Stanton in exchange for $12,500 of services rendered to the Company in the form of an introduction to a new client.

On May 21, 2012, the Company issued 30,000 common restricted shares at $.50 each to a stock subscriber, Mr. Christopher Percy.

On May 22, 2012, the Company issued 200,000 common restricted shares at $.50 each to a stock subscriber, Mrs. Susan Smith.

On June 7, 2012, an investor, Mr. Julian Ainsby, subscribed for 50,000 common restricted shares at $.50.

On June 21, 2012 the Company issued 20,000 common restricted shares to Mr. Adrian Scarrott in lieu of $10,000 of salary due.

On July 7, 2012, the Company issued 40,000 common restricted shares at $.50 to Mr. David Lonergan as repayment of the $20,000 loan he extended to the Company in February of 2012.

On September 24, 2012, the Company issued 40,000 common restricted shares at $.25 to Mr. Robert Torab Hasnain as repayment of the $10,000 loan he extended to the Company in March of 2012.

On November 16, 2012, the Company issued 2,000 common restricted shares at $.25 to Mr. David Lonergan as repayment of the $500 interest due to him.

On November 21, 2012, the Company issued 300,000 common restricted shares at $.25 to Tempest Holdings Limited in exchange of $75,000 of services rendered in the form of introductions of various new clients to the Company.

The 2,000,000 shares of common stock issued to Javan Khazali, the 1,533,332 shares of Series “A” Preferred Stock issued to Peter Smith, the 140,000 shares of common stock issued to Mr. Hasnain, the 82,000 shares issued to Mr. Lonergan, the 25,000 common shares issued to Mr. Stephen Stanton, the 30,000 common shares issued to Mr. Christopher Percy, the 200,000 shares issued to Mrs. Susan Smith, the 20,000 shares issue to Mrs. Alexander Louise Scarrott, the 50,000 common shares issued to Mr. Julian Ainsby and the 300,000 common shares issued to Tempest Holdings Limited, were issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4(2) of the 33 Act, as the issuance of the stock did not involve a public offering of securities based on the following:

●	each investor represented to us that he was acquiring the securities for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;
●	we provided each investor with written disclosure prior to sale or transfer that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;
●	each investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;
●	each investor had knowledge and experience in financial and other business matters such that he was capable of evaluating the merits and risks of an investment in us;
●	such investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possess or were able to acquire without unreasonable effort and expense;
●	each investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;
●	we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;
●	we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;
●	we placed a legend on each certificate or other document that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;
●	no broker-dealer or underwriter was involved in the sale of the shares; and
●	we added the following legend to the certificates:

“The shares represented by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been taken for investment. These shares have not been registered under the Securities Act of 1933, as amended (“Act”), and may not be sold, transferred or assigned unless an opinion of counsel satisfactory to the company has been received by the company to the effect that such sale, transfer or assignment will not be in violation of the Act and the rules and regulations promulgated thereunder or applicable state securities laws.”

All of the other shares described above (except for the 2,000,000 shares of common stock issued to Mr. Javan Khazali, the 5,000,000 shares of Series “A” Preferred Stock issued to Peter Smith, the 140,000 shares of common stock issued to Mr. Robert Torab Hasnain and the 82,000 shares issued to Mr. David Lonergan, the 25,000 common shares issued to Mr. Stephen Stanton, the 30,000 common shares issued to Mr. Christopher Percy, the 200,000 shares issued to Mrs. Susan Smith, the 20,000 shares issue to Mrs. Alexander Louise Scarrott, the 50,000 common shares issued to Mr. Julian Ainsby and the 300,000 common shares issued to Tempest Holdings Limited) were issued in reliance on the exemption from registration requirements of the 33 Act provided by Regulation S of the 33 Act, as the issuance of the shares did not involve the sale to any person who was a “U.S. Person” (as defined in Rule 902 of Regulation S) and based on the following:

●	we did not employ a “distributor” (as defined in Rule 902 of Regulation S);
●	each investor represented and proved to us that he was not a “U.S. person” (as defined in Rule 902 of Regulation S);
●	all of the offers and sales were made within the one-year compliance period of Category 3 of Rule 903 of Regulation S, applicable to non-reporting issuers;

●	each investor represented to us that he was acquiring the securities for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;
●	we provided each investor with written disclosure prior to sale or transfer that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;
●	each investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;
●	each investor had knowledge and experience in financial and other business matters such that he was capable of evaluating the merits and risks of an investment in us;
●	such investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possess or were able to acquire without unreasonable effort and expense;
●	each investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;
●	we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;
●	we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;
●	we placed a legend on each certificate or other document that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;
●	we placed stop transfer instructions in our stock transfer records;
●	no underwriter was involved in the offering;
●	we made independent determinations that such person was a sophisticated or accredited investor and that he was capable of analyzing the merits and risks of their investment in us, that he understood the speculative nature of their investment in us and that he could lose their entire investment in us; and
●	we added the following legend to the certificates:

“The shares represented by this certificate have not been issued to the registered owner in reliance upon written representations that these shares have not been registered under the Securities Act of 1933 (“Act”) and are “restricted securities,” as defined under Regulation S, and cannot be sold, transferred, assigned or traded in the United States for a period of 12 months from the date of issue and require written release from either the issuing company or their attorney prior to legend removal.”

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

For the years ended December 31, 2012 and 2011:

The Company had revenues amounting to $609,000 and $288,041, respectively, for the years ended December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011	Changes

Revenue	$609,000	$288,041	$320,959
	$609,000	$288,041	$320,959

The total expenditures amounted to $3,464,556 and $1,976,143, respectively, for the years ended December 31, 2012 and 2011. The following table sets forth the Company’s expenditure analysis for both years:

	12/31/12	12/31/11	Changes

G&A:
Advertising and promotion	$14,398	$-	$14,398
Website Maintenance	10,772	5,133	5,639
Rent	10,743	3,540	7,203
Travel	34,190	47,914	(13,724)
Client entertainment	12,516	-	12,516
Bank service charges	3,449	-	3,449
General office expenses	24,335	10,415	13,920
Total G&A	$110,403	$67,002	$43,401

Salaries:
Officers and Directors	$360,000	$169,959	$190,041
Employees	139,999	13,332	126,667
Total salaries	$499,999	$183,291	$316,708

Professional Services:
Accountants	$43,633	$25,000	$18,633
Edgar Services	4,905	1,180	3,725
Legal	52,553	16,359	36,194
Tax Consultants	12,000	-	12,000
Transfer Agents	2,780	2,630	150
Investor Relations	10,000	-	10,000
XBRL Services	3,458	-	3,458
Other professional services	54,406	42,528	11,878
Total Professional Services	$183,735	$87,697	$96,038

Other:
Dubai business licenses	86,500	66,000	20,500

Total Other Expenses	$86,500	66,000	$20,500

Non-Recurring Expenses:
Redeemable “Preferred shares”	-	480,000	(480,000)
Stock Compensation	1,333,330	-	1,333,330
Interest - Bridge Loans	7,968	-	7,968
Interest - Amortization of Debt Discounts	70,000	-	70,000
Realized impairment of marketable securities	975,000	1,086,160	(111,160)
Bad debt allowances	35,000	-	35,000
Exchange Rate (Loss) / Gain	-	(4,197)	4,197
Interest income	121	190	(69)
Commission expense	162,500	10,000	152,500

Total Non-Recurring Expenses	2,583,919	1,572,153	1,011,766

Total expenditure	3,464,556	1,976,143	1,488,413

The net loss from operations for the years ended December 31, 2012 and 2011 was $2,777,240 and $1,688,102, respectively.

The net loss for the years ended December 31, 2012 and 2011 amounted to $2,855,556 and $1,688,102, respectively.

The Company´s Comprehensive Loss for the years ended December 31, 2012 and 2011 amounted to $2,855,556 and $1,239,178, respectively.

Net loss	$(2,855,556)	$(1,688,102)
Unrealized gain on available for sale marketable securities	-	448,924
Comprehensive Loss	$(2,855,556)	$(1,239,178)

At December 31, 2012 and December 31, 2011, the Company had 29,627,700 and 28,780,700 shares issued and outstanding, respectively, the weighted average was 29,149,498 and 28,735,897 shares, respectively, hence, the loss per share at December 31, 2012 and 2011 was $(0.10) and (0.06).

CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion should be read in conjunction with our financial statements and related notes.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers, and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (International Financial Reporting Standard).” ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011-04 is effective for the Company beginning January 1, 2012 and will be applied on a prospective basis. We do not believe that the adoption of ASU 2011-04 will have material effect on our consolidated financial statements.

BUSINESS DEVELOPMENT

RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012:

At the beginning of 2012, we already had contracts with four companies: (1) RFC K.K., a Japan based company; (2) Black Swan Data Limited, a United Kingdom based company; (3) Arrow Cars SL, a company based in Spain; and (4) Voz Mobile Cloud Ltd, a U.S. corporation,

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

We entered into our contract with RFC K.K. on October 19, 2011. We have contracted to provide the following services to RFC K.K.:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition or a merger with a target business.

A “target business” would be a company having a business plan that is compatible with RFC K.K.’s business because it has a similar business to RFC K.K. and have net assets, net profits and projected growth that would be suitable for RFC K.K. and that, if combined with RFC K.K., could help RFC K.K. grow its business and ultimately meet various requirements or standards for having RFC K.K.’s shares listed on an exchange or quoted on a stock quotation medium. At this time, RFC K.K. has not decided on a particular exchange or identified any particular target business.

RFC K.K. has agreed to pay us a total of $240,000 over the initial 12 months of our contract. We have received $60,000 under this contract so far and have nine more payments due to us at $20,000 each. During months 13-24 of the contract, RFC K.K. will pay us $6,000 per month. In addition, we will receive a 10% equity stake in RFC K.K. in the event that we assist RFC K.K. in acquiring a “target business.”

(2) BLACK SWAN DATA LIMITED

Black Swan Data Limited is a United Kingdom based company (“Black Swan”) that has developed algorithm based artificial intelligence that audits and merges internal and external data feeds from various sources, such as sales and transactional data, web and mobile statistics, consumer services data, social network analysis and customer relationship management databases.

We entered into our contract with Black Swan Data Limited on July 28, 2011. We have contracted to provide the following services to Black Swan Data Limited:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition or a merger with a target business; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on a stock exchange or having its shares quoted on a stock quotation medium.

A “target business” would be a company having a business plan that is compatible with Black Swan Data Limited’s business because it has a similar business to Black Swan Data Limited, and having net tangible assets, net profits and projected growth that would be suitable for Black Swan Data Limited and that, if combined with Black Swan Data Limited, could help Black Swan Data Limited grow its business and ultimately meet the various requirements or standards for having Black Swan Data Limited’s shares listed on an exchange or quoted on a stock quotation medium. At this time, Black Swan Data Limited has not decided on a particular exchange or target business.

Black Swan Data Limited has agreed to pay us $180,000, of which $40,000 has been paid. We will receive the balance of $140,000 over the next 12 months. In addition, we will receive a 10% equity stake in Black Swan Data Limited in the event we assist Black Swan Data Limited in acquiring a target business. Upon successful quotation of Black Swan Data Limited’s shares on a stock market, GEP will be appointed as a consultant to Black Swan Data Limited for a 24 month period at $7,500 per month to assist Black Swan Data Limited in obtaining a listing on NASDAQ in the United States or listing on an alternative, high profile American stock exchange (i.e., American Stock Exchange or New York Stock Exchange).

(3) ARROW CARS SL / ARROW CARS INTERNATIONAL INC.

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

We entered into our contract with Arrow Cars SL on January 14, 2011. We have contracted to provide the following services to Arrow Cars SL:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business.
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on a stock exchange or having its shares quoted on a stock quotation medium.

A “target business” would be a company having a business plan that is compatible with Arrow Cars SL’s business because it has a business similar to Arrow Cars SL, and having net tangible assets, net profits and projected growth that would be suitable for Arrow Cars SL and that, if combined with Arrow Cars SL, could help Arrow Cars SL grow its business and to ultimately meet various requirements or standards for having Arrow Cars SL’s shares listed on an exchange or quoted on a stock quotation medium.

On April 1, 2012, Arrow Cars SL was acquired by Arrow Cars International Inc. (a Nevada corporation) by way of a reverse recapitalization. The Company has since decided to have its shares quoted on the NASDAQ OTCBB.

Arrow Cars agreed to pay us $135,000 and to date we have been paid us in full. In addition, we will receive a 10% equity stake in Arrow Cars International Inc. when our contract has been fully carried out.

(4) VOZ MOBILE CLOUD LTD

On December 12, 2011, we entered into a contract with Voz Mobile Cloud Ltd, a “voice to mail” technology company based in the U.S. We consulted with Voz Mobile Cloud Ltd on corporate restructuring, and we concluded our initial work on that contract on December 31, 2011. As compensation, we received 2,000,000 shares of Voz Mobile Cloud Ltd common stock, which we valued at $100,000 in the fourth quarter of 2011.

During 2012, Voz Mobile Cloud retained our services again to carry out the following:

●	Act as a corporate finance advisor in connection with an acquisition of a target business;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market the acquisition of a target business, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish an acquisition of a target business; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on a stock exchange or having its shares quoted on a stock quotation medium.

As compensation, we received 1,000,000 shares of Voz Mobile Cloud Ltd. common stock, which we valued at $60,000 in the first quarter of 2012. Voz Mobile Cloud Ltd. has since decided have its shares quoted on the NASDAQ OTCBB.

(5) DIRECT SECURITY INTEGRATION INC (DIRECT CCTV)

On March 31, 2011, we entered into a contract with Direct Security Integration Inc. and its U.K. subsidiaries (“Direct CCTV”) engaged in the business of installing closed circuit television and other security equipment. The company is based in the United States and in the United Kingdom.

We have contracted to provide the Direct CCTV the following services:

●	Act as a corporate finance advisor to Direct CCTV;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market Direct CCTV, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares quoted on the NASDAQ OTCBB

Direct CCTV agreed to pay us $240,000 and to date we have been paid in full. In addition, we have agreed that we will receive a 10% equity stake in Direct CCTV when the shares are quoted on the NASDAQ OTCBB.

(6) REGIS CARDS LIMITED

On May 25, 2012, we entered into a contract with Regis Card Limited (“Regis”), a “Pre-Paid” credit card company based in the United States and in the United Kingdom.

We have contracted to provide Regis the following services:

●	Act as a corporate finance advisor to Regis;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market Regis, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Regis agreed to pay us $250,000 and to date we have been paid a total of $150,000. In addition, we have agreed that we will receive a 10% equity stake in Regis upon its initial public offering on the Dubai NASDAQ.

(7)	SCORPION PERFORMANCE INC.

On December 5, 2012, we entered into a contract with Scorpion Performance Inc. (“Scorpion”), a U.S. corporation based in Ocala Florida. Scorpion manufactures precision metal performance engine components and also precision instruments medical instruments.

We have contracted to provide Scorpion the following services:

●	Act as a corporate finance advisor to Scorpion;
●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;
●	Use reasonable efforts through our marketing and public relations contacts to support and market Scorpion, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and
●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Scorpion agreed to pay us $350,000 and to date we have been paid in full. In addition, we have agreed that we will receive a 6% equity stake in Scorpion upon its initial public offering on the Dubai NASDAQ.

In December 2012, we were also engaged by two companies:

(1)	Universal Energy Solutions BV, a Dutch green energy company, that desires to list its stock on the Dubai Nasdaq, but first requires our Company to source a Dubai sponsor that would agree to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We have subsequently sourced an appropriate Dubai sponsor and we intend to enter in to a full consulting agreement in the second quarter of 2013.

(2)	Innoveas AG, a German technology incubator, that desires to also list its shares on the Dubai Nasdaq, but as first requires our Company to source a Dubai sponsor that would agree to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We have subsequently sourced an appropriate Dubai sponsor and intend to enter in to a full consulting agreement in the second quarter of 2013.

During 2012, the Company had revenues totaling $609,000, of which $549,000 was comprised entirely of cash received from our current clients. We also received 1,000,000 shares of Voz Mobile Cloud Ltd, valued at $60,000.

In 2012, our total operating expenses amounted to $880,637.

General and Administrative:
Advertising and promotion		$14,398
Website Maintenance		10,772
Rent		10,743
Travel		34,190
Client entertainment		12,516
Bank service charges		3,449
General office expenses		24,335
		$110,403

Salaries:
Officers and Directors		$360,000
Employees		139,999
		$499,999 (1)

Professional Services:
Accountants		$43,633
Edgar Services		4,905
Legal		52,553
Tax Consultants		12,000
Transfer Agents		2,780
Investor Relations		10,000
XBRL Services		3,458
Other professional services		54,406
		$183,735
Other:
Dubai business licenses		$86,500
	$

Subtotal		$880,637

39

_______________

(1)	The Company’s salaries expense amounted to $499,999, of which $421,500 was accrued and unpaid at December 31, 2012.

_______________

In 2012, the Company incurred other “non-recurring expenses” amounting to $2,583,919:

Interest income	121
Commission expense	162,500	(1)
Bad debt allowances	35,000
Interest - Bridge Loans	7,968
Interest - Amortization of Debt Discounts	70,000
Realized impairment of marketable securities	975,000	(2)
Stock Compensation	1,333,330	(3)
Subtotal	$2,583,919

Total	$3,464,556

_____________

(1)	The commission expense of $162,500 was incurred by three introducers of new business. 100% of these commissions were paid in stock at conversion rate of $.25 to $.50 per share.
(2)	Realized loss due to the permanent impairment of our Monkey Rock Group Inc. marketable securities; this impairment was for $975,000.
(3)	The stock compensation valued at $1,333,330. This was the result of the Company’s CEO gifting 533,332 of his own personal Series “A” preferred shares to the Company´s CFO and two of the company´s employees, 66,666 Series “A” preferred shares each.

_____________

Based on 29,149,498 weighted average shares outstanding for the year ended December 31, 2012, the loss per share was $(0.10).

LIQUIDITY AND CAPITAL RESERVES

Our audited financial statements contained herein have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a loss of $2,855,556 for the year ended December 31, 2012, $975,000 of which is due to the permanent impairment of marketable securities; and the Company had $4,852 in cash; net cash used in operations of $(178,689) for the year ended December 31, 2012; and a working capital deficit of $(453,843) and stockholders´ deficit of $767,381 as of December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

It is the Company’s intention to seek additional debt financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring. However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

1) The cash fees that we expect to receive during the next 12 months from the clients we currently have under contract.

2) Reducing our expenditures; and

3) Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

On February 15, 2013, the Company entered into a Securities Purchase Agreement with Candelara Holdings limited, a company domiciled in the Channel Islands. The SPA covers the potential sale by the Company of up to $1,300,000 worth of our Common Stock. Candelara has the right to purchase up to 916,667 shares of our Common Stock at a price of $.60 per share between the date hereof and April 30, 2013, which would result in the Company receiving $550,000 in proceeds from such purchase. In the event that Candelara purchases the entire 916,667 shares of Common Stock by April 30, 2013, Candelara will have an option to purchase an additional $750,000 worth of our Common Stock at a per share purchase price that is equal to $.90 or 60% of the average closing price of our Common Stock during the ten (10) trading days immediately prior to Candelara’s written notice to the Company of its intent to exercise the Option.

The contracted fees with the clients listed in the table below and the fees we have received from the clients to date are set forth in the following table.

		Contracted Consulting Fees	Received to Date (March 31, 2013)	Future Contract Revenue
1	Arrow Cars International Inc	$135,000	$135,000	$-
2	RFC KK	$312,000	$40,000	$252,000
3	Black Swan Limited	$270,000	$40,000	$215,000
4	Voz Mobile Cloud Limited	$160,000	$160,000	$-
5	Direct Security Integration Inc	$240,000	$240,000	$-
6	Regis Cards Ltd.	$250,000	$150,000	$100,000
7	Scorpion Performance Inc.	$350,000	$180,000	$170,000
8	Universal Energy Solutions BV	$10,000	$10,000	$-
9	Innoveas AG	$10,000	$10,000	$-
		$1,737,000	$965,000	$772,000

No further commissions or fees will be paid to any person or entity related to these nine clients.

FUTURE PLANS

We currently have nine clients under contract:

1.	Arrow Cars International Inc.
2.	Black Swan Data Limited.
3.	RFC K.K.
4.	Voz Mobile Cloud Limited. (a)
5.	Direct Security Integration Inc. (Direct CCTV)
6.	Regis Cards Limited.
7.	Scorpion Performance Inc.
8.	Universal Energy Solutions B.V.
9.	Innoveas A.G.

 _____________

a.	The Company owns 3,200,000 shares of Voz Mobile Cloud Ltd. common stock received in lieu of cash for services rendered by the Company to Voz Mobile Cloud Ltd. Note: Peter Smith, our President and Chief Executive Officer, also owns 1,340,000 shares of Voz Mobile Cloud Ltd. common stock received in lieu of cash for services rendered by Mr. Smith to Voz Mobile Cloud Ltd. Mr. Smith is deemed to be the beneficial owner of the 3,200,000 shares of Voz Mobile Cloud Ltd. common stock held by the Company as Mr. Smith has sole dispositive and voting control over same.

MILESTONES THROUGH MARCH 2014

Our specific plan of operations and milestones through March 2014 are as follows:

DURING THE SECOND QUARTER OF 2013, WE INTEND TO:

DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

● Merchant House Group (London), a United Kingdom registered investment house;

● TAP 09 Gmbh, an Austrian management consultancy firm based in Wien, Vienna;

● Mashreq Bank, an Asian retail bank based in Dubai, U.A.E.; and

● ABN Amro Private Bank based in Amsterdam, the Netherlands

We do not have any verbal or written agreements with the four firms identified above, as our relationship with each of them has been developed over the past year or so.

We intend to develop relationships with a further five “introducers” to potential new business for the Company before the end of June 2013. The estimated additional expense of $20,000 to achieve this is mainly travel expenses that will be funded by income receivable from clients currently under contract.

DUBAI EXPANSION

We will establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. The Dubai operation will be a branch office of the company allowing us a license to trade in the area. With the branch office formed we will recruit three members of staff in Dubai.

1)	Administration – To assist in the day to requirements of the business.
2)	General Manager Dubai – To assist in the development of new relationships and support existing relationship as well client liaison duties.
3)	Back Office support – Generic support for all elements of the company and due diligence.

The expected additional costs for the branch office, the license and the staff is estimated to be $12,000 per month to be funded by additional consultancy fees levied to the client.

We have recently completed an agreement with an International consultancy firm, Adam Holdings, to offer our services to their clients; we will explore this relationship further with a focus on seminars and circulars exposing our services to their clients in an effective manner.

CREATE A MORE EFFICIENT SYSTEM FOR REVIEWING PROSPECTIVE BUSINESSES.

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

We will create a deeper Due Diligence program allowing us to dig deep on any prospective client prior to engagement thus protecting the company from any future problems, one of the new staff members will be responsible for the due diligence activities and creating a report for our file on their findings.

DURING THE THIRD QUARTER OF 2013, WE INTEND TO:

EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during 2013 which will hopefully enable us to:

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

DEVELOP IN HOUSE IT DEPARTMENT

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and therefore it will become vital in our cash flow forecasting. Additional anticipated cost is $3,000 per month.

DUAL LISTING DUBAI

We have already entered talks with some of the major investment banks such as Deutsche Bank Dubai and the Dubai NASDAQ in order to effect a dual listing in Dubai allowing us a more prominent position in the market place and an ability to raise capital for acquisition should we need to from the retail and institutional community in the UAE. We intend to become one of the first companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

DURING THE FOURTH QUARTER OF 2013, WE INTEND TO:

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

At present we are being received with open arms by the Dubai and Middle Eastern financial community; hence we have plans to host various hospitality events for our current clients, our key contacts and upper management of the company. The anticipated additional cost will be $15,000.

EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We intend to take our consultancy service outside of the Middle East and Europe into Asia and Sri Lanka. We will expand on a ’Commission Only’ basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add at least one new member to our administration team within the fourth quarter of 2013. We anticipate the cost to be approximately $3,000 per month funded from any new client being attracted as a result of the expansion.

It is our intention to create a US subsidiary of our Dubai based Company, Global Equity Partners Plc. This subsidiary will most likely be based in Florida; our group´s CFO will be relocated there and given the task to setup, manage and properly staff this office.

ROAD SHOWS

We will commence the first of two “Road shows”, both held in Dubai with the support of the Dubai NASDAQ for companies already listed in Sri Lanka who could be seeking a dual listing in Dubai to provide liquidity and more capital raising options. We have commenced initial conversations with a brokerage house in Sri Lanka to look at their clients they have that would be suitable for the Dubai market. We will initially invite management of selected companies to Dubai for a two day event in conjunction with Nasdaq Dubai and a number of leading Investment Institutions, the anticipated cost of this is to be met by the prospective clients themselves and sponsorship from the institutions and Nasdaq Dubai.

DURING THE FIRST QUARTER OF 2014, WE INTEND TO:

ROAD SHOWS

We will organize a second “Road show” targeted at Chinese companies in conjunction with a major broker dealer, based on the West Coast of the USA, who deals exclusively with Chinese companies; we will follow the same procedure and costing as the Sri Lanka “Road shows”.

FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

The foundation for this development will be done in fourth quarter of 2013. Within the first quarter of 2014, we intend to cement in the relationships created in prior quarters and appoint a new member of staff, based in each region to manage and nurture the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore.

To service the clients generated from these markets we will spend time creating a network of service companies who we can utilize to assist us on a local basis. We will explore the possibilities of dual listings for our clients in Singapore to allow us a local market for any Asian clients we will attract and giving the company a firm foothold in the Asian territory.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Berman & Company CPA

The Company elected to terminate its engagement of Berman & Company, P.A. (“Berman”) as the independent registered public accounting firm responsible for auditing the Company’s financial statements, effective as of January 18, 2013, which termination was approved by the Company’s Board of Directors.

Berman´s report on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception that Berman’s Audit Reports for the years ended December 31, 2011 and December 31, 2010, contained an explanatory note which raised substantial doubt as to the ability of the Company to continue as a going concern. During the Company’s two most recent fiscal years and any subsequent interim period for which a review report was provided preceding the termination of Berman, the Company did not have any disagreements with Berman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Berman, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Engagement of De Joya Griffith LLC

On January 18, 2013, the Company engaged De Joya Griffith LLC (“DJG”) to serve as the independent registered public accounting firm responsible for auditing the Company’s financial statements. The engagement with De Joya Griffith, effective as of January 18, 2013, was approved by the Board of Directors.

Neither the Company nor anyone on behalf of the Company consulted DJG during the two most recent fiscal years and any subsequent interim period prior to engaging DJG, regarding either:

(i)	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that DJG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions of Item 304 of Regulation S-K) or reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were ineffective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of December 31, 2012, during our assessment of our internal control over financial reporting as follows:

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

MANAGEMENT’S REMEDIATION INITIATIVES

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

We plan to test our updated controls and remediate our deficiencies by June 30, 2013.

CONCLUSION

Our management concluded that our internal control over financial reporting was ineffective. However, the above identified material weaknesses and deficiency did in fact result in certain material audit adjustments to our 2012 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

The names, addresses, ages and positions of our officers, directors and key employees are set forth below:

		First Year
Name	Age	as Director	Position

Peter James Smith	44	2010	President, Chief Executive Officer and Director

Enzo Taddei	40	2011	Chief Financial Officer, Secretary and Director

The persons named above were elected to hold their offices until the next annual meeting of our stockholders.

PETER JAMES SMITH - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Smith has served as the President, Chief Executive Officer and Director of Global Equity Partners, PLC, our now wholly-owned subsidiary, since its formation on September 2, 2009. Mr. Smith has also served as the President, Chief Executive Officer and Director of the Company since December 31, 2010. Between June 1, 2006, and September 2, 2009, when he formed Global Equity Partners, PLC, Mr. Smith was not employed and spent his time researching the market for the consulting business in which Global Equity Partners, PLC would be engaged. In 1993, he created an international financial services company in the Middle East and Asia, named Belgravia Financial Management, and served as the Chief Executive Officer of that firm until he resigned in May 2006. Between 1993 and May 2005, he built Belgravia Financial Management to 23 global offices, 5 country licenses, a Company with $2.2 billion under financial management. Belgravia Financial Management merged with Intervest SL and became Belgravia Intervest Group Limited. Belgravia Intervest Group Limited subsequently merged with Tally Ho Ventures, Inc. (TLYH.OB) on May 12, 2005. In 2006, Mr. Smith resigned from his position as Chief Executive Officer of Tally Ho Ventures, Inc. Tally Ho Ventures, Inc. subsequently changed its name to Premier Wealth Management, Inc. on September 26, 2007. Mr. Smith first qualified as a stockbroker in London in 1986 with Rensburg and Co. where he became both a registered equity trader and registered representative of the firm that is a UK registered, full service stockbroker trading equities, options, warrants, gilts and bonds. He also spent 12 months within that firm covering the back office facilities of a brokerage house including sales, purchase, rights, dividends and new issues. He then moved on to the London Traded Options Market where he passed his LTOM open outcry examinations to become an options trader for a subsidiary of ABN Amro bank called International Clearing Services (ICS). As an Options trader, his job was to trade options on behalf of all the firm’s clients and to hedge the positions of the market makers the firm cleared for in the equity market. As the sole dual qualified broker for ICS, he was constantly trading in either equities or options, either by open outcry or screen dealing on the London Stock Exchange Floor on Threadneedle Street.

ENZO TADDEI - CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR

Mr. Taddei was appointed as our Chief Financial Officer and a member of our Board of Directors on September 1, 2011. From November 2010 until December 8, 2011, when he resigned from such offices, Mr. Taddei was a member of the Board of Directors and part-time Chief Financial Officer of Networking Partners, Inc., a social networking company. Mr. Taddei resigned from such offices in order to devote more time and effort to our Company. On November 12, 2012 Mr. Taddei was reappointed as interim CEO and sole board member of Networking Partners Inc. until such a time that a suitable replacement is found. From May 2009 until the present date, Mr. Taddei has served as Chief Executive Officer and Chief Financial Officer of E3B Consulting Network SL (a firm engaged in accounting and property management). Mr. Taddei spends only a few of hours a month on E3B Consulting business. From March 2007 until May 2009, Mr. Taddei served as Chief Financial Officer of Dolphin Digital Media (a company engaged in social networking). From August 2006 until March 2007, Mr. Taddei served as Chief Financial Officer of Plays on the Net Plc. (an E-Commerce firm). From July 1999 until August 2006, Mr. Taddei served as Chief Executive Officer and Chief Financial Officer of Adesso Res Asesores (an accounting firm). In addition to being an accountant and tax consultant by profession, Mr. Taddei is proficient in three languages: English, Spanish and Italian. He obtained a Degree in Economics from the University of Malaga (Spain) in 1998 and also a Bachelor in Business Administration (BBA) from the University of Wales in 1996. He also holds a Master Degree in Spanish and International Taxation granted to him by EADE University in Malaga (Spain) in 2000.

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

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

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

DIRECTOR QUALIFICATIONS

We do not have a formal policy regarding director qualifications. In the opinion of Peter J. Smith, our President and majority shareholder, both Mr. Taddei and he have sufficient business experience and integrity to carry out the Company’s plan of operations. Both Mr. Smith and Mr. Taddei recognize that the Company will have to rely on professional advisors, such as attorneys and accountants with public company experience to assist with compliance with Exchange Act reporting and corporate governance matters.

DIRECTORSHIPS

Enzo Taddei is a director of Networking Partners, Inc., a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

AUDIT COMMITTEE FINANCIAL EXPERT

Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships between or among or officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

On September 2, 2011, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website at http://www.globalequityincusa.com/ in the “Governance” section. We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the “Governance” section of our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiary, Global Equity Partners Plc., to our executive officers and directors of the Company for services rendered during the periods indicated (from inception of Global Equity Partners Plc. on September 2, 2009, through December 31, 2011).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)

Peter J. Smith	2012	$240,000	(1)	$0		$0		$0	$240,000
President, Chief	2011	$129,959	(2)	$480,000	(3)	$0		$0	$609,959
Executive Officer and Director	2010	$34,658		$0		$0		$0	$34,658

Enzo Taddei	2012	$120,000	(4)	$0		$1,000,000	(5)	$0	$1,120,000
Chief Financial	2011	$40,000	(6)	$0		$0		$0	$40,000
Officer, Secretary and Director	2010	$0		$0		$5,000	(7)	$0	$5,000

(1)	Represents $19,800 paid in cash and $220,200 in accrued, but unpaid salary.
(2)	Represents $49,959 paid in cash and $80,000 in accrued, but unpaid salary.
(3)	Represents the value of 1,000,000 shares of Series “A” Preferred Stock (of the 5,000,000 authorized Series “A” preferred stock) issued to Peter Smith as a bonus package. Our Board of Directors recognized the hard and fruitful work of Mr. Smith for the past three years and decided to compensate him with a bonus equivalent to two years of gross salary. Since the Company did not have the cash resources to pay such bonus, it decided to issue him preferred stock, which the Board of Directors (after consulting with our accountants) determined to be worth $480,000. The preferred stock is redeemable on December 1, 2013.
(4)	Represents $10,000 paid in cash and $110,000 in accrued, but unpaid salary.
(5)	Represent 400,000 Series “A” preferred shares convertible into 4,000,000 common shares on December 1, 2014 and valued at $0.25 per share.
(6)	Represents $40,000 of accrued, but unpaid salary.
(7)	During 2010, Mr. Taddei provided some accounting and financial modeling to GE Partners PLC for which he invoiced Global Equity Partners Plc. $5,000 and received 5,000,000 shares of the Company’s common stock valued at $.001 per share.

EMPLOYMENT AGREEMENTS SUMMARY

PETER JAMES SMITH:

Mr. Smith’s employment agreement with the Company was executed on September 1, 2011, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Executive Officer (CEO) and Director on Board of Directors

2.	COMPENSATION: $240,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

3.	EMPLOYMENT: The contract commenced on the first day of September, 2011.

(a)	Employment will continue for 36 MONTHS.

(b)	The Company and employee agreed to accrue monthly from September 2011 onwards. Payment of the accrued amounts shall commence no later than January 2, 2012 and payment of the ongoing monthly salary shall commence on the last working day of January 2012.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to SIX MONTHS’ SALARY.

(b)	If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to FIVE YEARS ANNUAL SALARY via the life assurance scheme.

ENZO TADDEI:

Mr. Taddei’s employment agreement with the Company was executed on September 1, 2011, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Financial Officer (CFO) and Director on Board of Directors

2.	COMPENSATION: $120,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

3.	EMPLOYMENT: The contract commenced on the first day of September, 2011.

(a)	Employment will continue for 36 MONTHS.

(b)	The Company and employee agreed to accrue monthly from September 2011 onwards. Payment of the accrued amounts shall commence no later than January 2, 2012 and payment of the ongoing monthly salary shall commence on the last working day of January 2012.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to SIX MONTHS’ SALARY.

(b)	If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to FIVE YEARS ANNUAL SALARY via the life assurance scheme.

STOCK OPTION AND OTHER COMPENSATION PLANS

Aside from the employment agreements with Messrs. Smith and Taddei, the Company currently does not have a stock option or any other compensation plan and we do not have any plans to adopt one in the near future.

In March 2012, the Company granted 20,000 stock options to David Lonergan in connection with a Bridge Loan and Option Agreement with Mr. Lonergan. The options are exercisable at $1.00 per share and expire on September 13, 2013. There have been no options granted.

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

INDEMNIFICATION

Article VII, Section 7 of the Company’s Bylaws provide that the Company shall indemnify its officers, directors, employees and agents to the fullest extent permitted by the laws of Nevada.

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

The indemnification and advancement of expenses may not be made to or on behalf of any officer or director if a final adjudication establishes that the officer’s or director’s acts or omission involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Peter J. Smith,	18,000,000	(1)	60.39%
	38 Frond “F” Palm Jumeirah,
	Dubai, UAE.

Common Stock	Enzo Taddei,	5,000,000	(2)	16.78%
	Avenida Marques del Duero 67,
	Edificio Bahia 2A,
	29670 San Pedro de Alcantara,
	Malaga, Spain.

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Preferred Stock	Peter J. Smith,	1,000,000	(1)	65.22%
	38 Frond “F” Palm, Jumeirah, Dubai, U.A.E.

Preferred Stock	Enzo Taddei,	400,000	(2)	26.09%
	Avenida Marques del Duero 67, Edificio Bahia 2A, 29670 San Pedro de Alcantara, Malaga, Spain.

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(b) Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Peter J. Smith	18,000,000 (1)	60.39%

Common Stock	Enzo Taddei	5,000,000 (2)	16.78%

Common Stock	All officers and directors	23,000,000	77.17%
	as a group (2 persons)

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Preferred Stock	Peter J. Smith	1,000,000 (1)	65.22%

Preferred Stock	Enzo Taddei	400,000 (2)	26.09%

Preferred Stock	All officers and directors
	as a group (2 persons)	1,400,000	91.31%

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

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

On November 30, 2011, the Company issued 5,000,000 shares of Series “A” Preferred Stock to Peter J. Smith, its President, as consideration for $480,000 as a compensatory bonus. On November 20, 2012, the Board of Directors and Mr. Smith subsequently agreed that Mr. Smith would retire to treasury 3,466,668 of these Series “A” preferred shares and retain, the balance, 1,533,332 shares. Mr. Smith subsequently gifted 400,000 of these Series “A” preferred shares to Mr. Taddei (CFO of the Company) and a further 133,332 preferred shares to two other employees of the Company, 66,666 Series “A” preferred shares each.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

(1) Audit Fees. We anticipate payment of an aggregate of $10,000 for the audit of our annual financial statements for the year ended December 31, 2012, to be paid to our current auditors DeJoya Griffith, LLC during the year 2013. During the fiscal year ended December 31, 2012, the aggregate fees billed by the Company’s former auditors, Berman & Company, P.A., for services rendered for the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2012, was $23,792. During the fiscal year ended December 31, 2011, the aggregate fees billed by the Company’s auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2011, was $20,000, which we paid in 2012.

(2) Audit-Related Fees. During fiscal years ended December 31, 2012 and 2011, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

(3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2012 and 2011.

(4) All Other Fees. None.

(5) Audit Committee’s Pre-Approval Policies and Procedures.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (which consists of our entire board of directors); or
●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants’ independence.

During the 2012 and 2011 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

(a) (3) See the “Index to Exhibits” set forth below.

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

2*	Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc., Global Equity Partners PLC and Stockholders of Global Equity Partners LLC

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Specimen Stock Certificate

4.2*	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock

10.1*	Employment Agreement dated September 1, 2011, with Peter J. Smith

10.2*	Employment Agreement dated September 1, 2011, with Enzo Taddei

10.3*	Employment Agreement dated September 1, 2011, with Adrian Scarrott

10.4*	Consulting Agreement between Global Equity Partners Plc. and Black Swan Data Ltd. dated July 29, 2011

10.5*	Consulting Agreement between Global Equity Partners Plc. and Arrow Cars SL dated January 14, 2011

10.6*	Consulting Agreement between Global Equity Partners Plc. and RFC K.K. dated October 19, 2011

10.7*	Consulting Agreement between Global Equity Partners Plc. and M1 Luxembourg AG dated December 20, 2010

10.8*	Consulting Agreement between Global Equity Partners Plc. and Monkey Rock Group, Inc. dated November 26, 2009

10.9*	Consulting Agreement between Global Equity Partners Plc. and Voz Mobile Cloud Ltd. dated December 12, 2011

10.10*	Consulting Agreement between Global Equity Partners Plc. and CDP Security Group Limited (Direct CCTV) dated March 31, 2012.

10.11*	Bridge Loan and Option Agreement made as of February 28, 2012, between Mr. David Lonergan, Global Equity Partners Plc. and Global Equity International Inc.

10.12*	Bridge Loan and Option Agreement made as of March 13, 2012, between Mr. Robert Hasnain and Global Equity International, Inc.

10.13**	Securities Purchase Agreement, dated February 15, 2013, between the Company and Candelara Holdings Limited
10.14***	Consulting Agreement, dated May 25, 2012, between the Company and Regis Card Limited
10.15***	Consulting Agreement, dated December 12, 2012, between the Company and Energy Solutions BV
10.16***	Consulting Agreement, dated November 20, 2012, between the Company and Innoveas AG
10.17***	Consulting Agreement, dated December 5, 2012, between the Company and Scorpion Performance, Inc.

14*	Code of Business Conduct and Ethics adopted on September 2, 2011

21***	Subsidiaries

31.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1***	906 Certification of Principal Executive Officer

32.2***	906 Certification of Principal Financial Officer

*	Incorporated by reference to the Company’s Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.
**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 15, 2013.
***	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Equity International, Inc.

Dated: April 16, 2013	/s/ Peter J. Smith
By: Peter J. Smith
Its: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	/s/ Peter J. Smith
By: Peter J. Smith
Its: President and Chief Executive Officer and
Director (Principal Executive Officer)

Dated: April 16, 2013	/s/ Enzo Taddei
By: Enzo Taddei
Its: Chief Financial Officer, Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)

