Form 10-Q
period 2013-03-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2013-05-14
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2013, there were 30,644,367 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2013

(Unaudited)

3

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2013

(Unaudited)

4

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	December 31, 2012

Assets
Current Assets
Cash	$3,882	$4,852
Accounts receivable	20	145,020
Prepaids	4,359	1,919
Loans receivable	6,000	-
Total current assets	14,261	151,791

Investment, cost	163,000	160,000

Fixed assets, net	6,133	6,462

Total assets	$183,394	$318,253

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$32,745	$126,059
Accounts payable - related parties	101,191	421,500
Deferred revenue	120,000	-
Loans payable - related party	52,894	48,075
Notes payable	500	10,000
Total current liabilities	307,330	605,634

Long term liabilities
Convertible loan payable - related party	324,475	-
Total long term liabilities	324,475	-

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,533,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	480,000	480,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 29,802,700 shares and 29,627,700 shares issued and outstanding, respectively,	29,803	29,628
Additional paid in capital	2,232,879	2,070,554
Stock payable	37,000	-
Accumulated deficit	(3,228,093)	(2,867,563)
Total stockholders’ deficit	(928,411)	(767,381)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$183,394	$318,253

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	March 31, 2013	March 31, 2012

Revenue	$6,849	$107,500

General and administrative expenses	367,050	246,948
Depreciation	329	-
Total operating expenses	367,379	246,948

Net loss from operations	(360,530)	(139,448)

Net loss	$(360,530)	$(139,448)

Weighted average number of common shares outstanding - basic	29,692,422	28,814,546

Net loss per common share - basic	$(0.01)	$(0.00)

Comprehensive Loss:
Net loss	$(360,530)	$(139,448)
Unrealized gain on available for sale marketable securities	-	(465,000)
Comprehensive Loss	$(360,530)	$(604,448)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net loss	$(360,530)	$(139,448)

Adjustments to reconcile net loss to net cash used in operating activities

Consulting revenues received in marketable securities	(3,000)	(60,000)
Bad debts	-	35,000
Depreciation	329	-
Common stock issued for services	114,500	-
Issuance of options in connection with debt financing treated as interest expense	-	6,968
Amortization of debt discount	-	13,111

Changes in operating assets and liabilities:
Accounts receivable	145,000	(27,500)
Prepaids	(2,440)	-
Accounts payable and accrued liabilities	(18,314)	32,819
Accounts payable - related parties	4,166	106,836
Deferred revenue	120,000	-

Net cash used in operating activities:	(289)	(32,214)

Cash Flows used in investing activities:
Loans given to non-affiliate	(6,000)	-

Net cash used in investing activities	(6,000)	-

Cash flows from financing activities:
Proceeds from loans - related parties	4,819	5,571
Proceeds from loans payable	-	50,000
Repayments of loans - related parties	-	(18,900)
Repayment of loans	(9,500)	-
Proceeds from issuance of common stock	10,000	-

Net cash provided by financing activities	5,319	36,671

Net increase (decrease) in cash	(970)	4,457

Cash at Beginning of Period	4,852	2,218

Cash at End of Period	$3,882	$6,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable settled in shares	$75,000	$-
Debt discount recorded on notes payable	$-	$50,000
Conversion of balance in accounts payable - related party to loans payable - related party	$324,475	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

						Accumulated Other	Total
	Common Stock		Additional	Stock	Retained Earnings	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Payable	(Accumulated Deficit)	Income (Loss)	Equity (Deficit)

Balance - December 31, 2011	28,780,700	28,781	393,103	-	(12,007)	615,000	1,024,877

Issuance of warrants for interest on notes payable	-	-	6,968		-	-	6,968

Issuance of common stock as debt discount on notes payable ($0.50/share)	140,000	140	69,860		-	-	70,000

Common stock issued in settlement of accounts payable	20,000	20	9,980		-	-	10,000

Common stock issued for services ($0.50/share)	25,000	25	12,475		-	-	12,500

Common Stock issued for cash ($0.50/share)	280,000	280	139,720		-	-	140,000

Common stock issued for settlement of debt ($0.50/share)	40,000	40	19,960		-	-	20,000

Common stock issued for settlement of debt ($0.25/share)	40,000	40	9,960		-	-	10,000

Common Stock Issued in lieu of interest payable ($0.25/share)	2,000	2	498		-	-	500

Common stock issued for services ($0.25/share)	300,000	300	74,700				75,000

Contributed capital	-	-	1,333,330		-	-	1,333,330

Net loss for 2012	-	-	-		(2,855,556)	-	(2,855,556)

Reclassification of other comprehensive losses due to the permanent impairment of available for sale marketable securities	-	-	-		-	(615,000)	(615,000)

Balance - December 31, 2012	29,627,700	$29,628	$2,070,554	$-	(2,867,563)	$-	$(767,381)

Common stock issued for services ($0.80/share)	100,000	100	79,900	-	-	-	80,000

16,667 Shares issuable under Material Purchase Agreement	-	-	-	10,000	-	-	10,000

30,000 shares of common stock issuable under commission agreement	-	-	-	27,000	-	-	27,000

Common stock issued for services ($1.00/share)	75,000	75	82,425	-	-	-	82,500

Net loss for March 31, 2013	-	-	-	-	(360,530)	-	(360,530)

Balance - March 31, 2013	29,802,700	$29,803	$2,232,879	$37,000	(3,228,093)	$-	$(928,411)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the periods ended December 31, 2012 and 2011. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

Note 2 – Nature of Operations

Global Equity Partners, Plc (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012,was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI.

Revenue is generated from business consulting services, introduction fees, and equity participation.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $360,530 for the quarter ended March 31, 2013. Net cash used in operations of $(289) for the quarter ended March 31, 2013; and a working capital deficit of $(293,069) and stockholders’ deficit of $928,411 as of March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

Note 4 – Summary of Significant Accounting Policies

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At the quarter ended March 31, 2013 and at the year ended December 31, 2012 respectively; the Company had no cash equivalents.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2013

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. At the quarter ended March 31, 2013, the Company had no bad debt. During the year 2012, the Company recorded $35,000 of bad debt expense pertaining to two invoices the Company deemed were uncollectible.

Marketable Securities

(A)	Classification of Securities

At the time of the acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company recorded unrealized loss on marketable securities of $0 and $465,000 during the quarters ended March 31, 2013 and March 31, 2012.

Cost Method Investment

At March 31, 2013, the Company has investment in securities of two different Companies, having a cost of$163,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 9.2% of the common stock in a private company in which the best evidence of value was the services rendered and a further 9.86% of the common stock in another private company in which the best evidence of value was the services rendered.

There are no identifiable events or changes in circumstances that had a significant adverse effect on the value of this investment.

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

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company didn’t record any permanent impairments during the quarters ended March 31, 2013 and 2012.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

Fixed Assets

Fixed Assets are to be stated at cost of acquisition less accumulated depreciation. Depreciation is provided based on estimated useful lives of the assets. Cost of improvements that substantially extend the useful lives of assets can be capitalized. Repairs and maintenance expenses are to be charged to expense when incurred. In case of sale or disposal of an asset, the cost and related accumulated depreciation are removed from the consolidated financial statement.

	March 31, 2013	December 31, 2012
Office equipment	$6,579	$6,579
Accumulated depreciation	$(446)	$(117)

Net fixed assets	$6,133	$6,462

During the quarters ended March 31, 2013 and March 31, 2012 the Company has expensed $329 and $0 respectively for depreciation.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company’s services do not include a provision for cancellation, termination, or refunds.

For the quarters ended March 31, 2013 and March 31, 2012 the Company received marketable securities and cash as consideration for services rendered.

At March 31, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivables with customers:

Customer	March 31, 2013	December 31, 2012
I	-%	99%

For the three months ended March 31, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2013	March 31, 2012
C	100%	26%
E	-%	19%
F*	-%	56	%(*)

The Company received from customer “C” 56.20% of its revenue in cash and 43.80% in Non-marketable securities.

* Non-marketable securities, accounted for under the cost method.

During the three months ended March 31, 2013,the Company received $3,000 in equity securities in a private company in exchange for services performed. The valuation was based on 3,000,000 shares at $0.001 per share.

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the three months ended March 31, 2013 the Company received $120,000 from a client for service to be rendered during the second quarter of 2013.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

Fair Value of Financial Assets and Liabilities

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Loans to Third Parties

On March 22, 2013 the Company granted a loan to Dreamscapes Properties International Inc. The principal amount lent was $6,000, the agreed interest rate was 5% per annum and finally, the loan would have to be repaid no later than one year from the date that the loan was granted.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note – 5 Debt

(A)	Related Party – short term

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity for the quarter ended March 31, 2013 and the year ended December 31, 2012 respectively:

Loans payable – related party – December 31, 2012	$48,075
Proceeds from loans	4,819
Repayments	-
Loans payable – related party – March 31, 2013	$52,894

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

(B)	Related party – long term

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2012, $209,475 was due to the Chief Executive Officer and $115,000 due to the Chief Financial Officer. During the current quarter ended March 31, 2013, the Company converted this amount to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gives an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share. The balance outstanding in the Loan Payable account as at March 31, 2013 is $324,475. The Company assessed if there is a beneficial conversion feature cost associated with this transaction, none was noted.

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

The Company applied fair value accounting for the options issued to the lender. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes pricing model. (Please refer to note C Stock Options)

On June 25, 2012, $30,000 was repaid to “note holder B” and the remaining $10,000 was converted into 40,000 shares of common stock ($0.25/share) in September of 2012, thereby leaving an outstanding balance as of December 31, 2012 of $10,000. There was no gain or loss on conversion. During the current quarter ended March 31, 2013 the Company repaid the balance of $10,000.

On July 5, 2012, “note holder A”, $20,000 was converted into 40,000 shares of common stock ($0.50/share). There was no gain or loss on conversion.

On November 16, 2012, the Company issued 2,000 common restricted shares ($0.25/share) to “note holder A” Mr. Lonergan in lieu of $500 interest due. The balance outstanding for the interest payment of $500 is outstanding as at March 31, 2013.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

(D)	Accounts payable – related parties

The following table represents the accounts payable to related parties as of March 31, 2013 and December 31, 2012, respectively:

	03/31/2013	12/31/2012

Salaries	84,809	414,034
Expenses	16,382	7,466
	$101,191	$421,500

As discussed in note no. 5(B), the Company converted $324,475 of related party accounts payable into a convertible loan payable during the quarter ended March 31, 2013.

Note 6 – Temporary Equity and Stockholders’ Equity

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

On November 21, 2012 the Company´s CEO gave 533,332 of his Series “A” preferred shares to the Company´s CFO (400,000) and two other employees (133,332). As the 533,332 preferred shares will convert into 5,333,320 on December 1, 2014 and the price per common share on November 21, 2012 was $0.25, the contribution by the officer to the Company was calculated at $1,333,330.

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

March 31, 2013

(Unaudited)

Redeemable Preferred Stock

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside of stockholders’ equity when the stock is:

●	Redeemable at a fixed or determinable price on a fixed or determinable date,
●	Redeemable at the option of the holder, or
●	Redeemable based on conditions outside the control of the issuer.

The Series “A”, convertible preferred stock is redeemable on December 1, 2014 and it is presented on the balance sheets as “Redeemable Preferred Stock” in a manner consistent with temporary equity. There are no other features associated with this class of redeemable preferred stock, which require disclosure. The carrying amount and redemption amount is $480,000. There are no redemption requirements.

(B)	Common Stock

During the three months ended March 31, 2013, the Company issued the following shares:

Type	Quantity	Valuation	Range of Value per Share

For settlement of balance in Accounts Payable (1)	75,000	$82,500	$1.10
Services Rendered (2)	100,000	$80,000	$0.80

Total	175,000	$162,500

(1)	The Company has issued 75,000 shares valued at $1.10 per share to settle an account payable. The total value associated with the balance settlement is $82,500, $75,000 in settlement of liability due at December 31, 2012 and $7,500 additional expense booked during the quarter ended March 31, 2013.

(2)	Common shares issues for services rendered to the Company at $0.80 per share.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

(C)	Stock options

The following is a summary of the Company’s options activity:

	Number of options	Weighted Average Exercise Price
Balance at December 31, 2012	20,000	$1.00

- Granted	-	$-

- Exercised	-	$-

- Forfeited	-	$-

Balance at March 31, 2013	20,000	$1.00

The weighted average remaining life for all outstanding options at March 31, 2013 is 0.50 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model.

The Black Scholes assumptions used are as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	182%
Risk fee interest rate	0.3%
Expected life	1.5 years
Expected forfeitures	0%

(D)	Stock payable

On February 15, 2013, the Company entered into a Securities Purchase Agreement (“SPA”) with Candelara Holdings Limited, a company domiciled in the Chanel Islands (“Candelara”). The SPA covered the potential sale by the Company of up to $1,300,000 worth of our Common Stock.

Candelara had the right to purchase up to 916,667 shares of our Common Stock at a price of $.60 per share between the date of the SPA and April 30, 2013, which would have resulted in the Company receiving $550,000 in proceeds from such purchase. In the event that Candelara purchased the entire 916,667 shares of Common Stock by April 30, 2013, Candelara would have had an option (“Option”) to purchase an additional $750,000 worth of our Common Stock at a per share purchase price equal to $.90 or 60% of the average closing price of our Common Stock during the ten (10) trading days immediately prior to Candelara’s written notice to the Company of its intent to exercise the Option.

Global Equity International Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

On April 26, 2013, Candelara unilaterally decided to not comply with the SPA and notified the Company that it would not buy any shares of our Common Stock because our Common Stock was highly volatile.

The Company has issued Candelara with 16,667 common restricted shares on May 3, 2013 for the $10,000 received.

On October 8, 2012 the Company entered into a commission agreement with a company called Tempest Holdings Limited where Tempest would receive a finder’s fee for the introduction of new business and also a retainer fee of 10,000 common restricted shares per month for twelve months commencing January 1, 2013. The Company has valued the 30,000 shares due to Tempest using fair market value at $27,000.

Note 7 – Subsequent Events

On April 5, 2013,the Company issued 150,000 to Tricon Holdings, Inc. for the services to be rendered to the Company over the period of 6 months valued at $0.25 per share.

On April 5, 2013, the Company issued 500,000 restricted common shares to Caro Capital LLC, respectively for services rendered to the Company. The Company will book the amount as Consulting Expense.

On April 15, 2013 the Company issued 25,000 restricted common shares to Phillip E. Brooks for services rendered to the Company ($0.55 per share). In addition to the 25,000 shares the Company has paid $2,500 as advance for the monthly services.

On April 23, 2013, the Company secured a nine month convertible loan for $42,500 with an 8% interest rate due on January 29, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130%,of total amount due inclusive of principal and interest accrued.

On April 24, 2013, the Company issued 150,000 shares to Robert Sullivan as a compensation for consulting agreement. In addition the Company has paid $10,000 upon execution of the contract and $20,000 payable within 60 days of the agreement date. The agreement is for a total period of nine months from the date of the agreement.

On April 26, 2013, Candelara Holdings Limited unilaterally decided to not comply with the Special Purchase Agreement and notified the Company that it would not buy any shares of our Common Stock because our Common Stock was highly volatile. On May 3, 2013,the Company issued Candelara 16,667 common restricted shares for the $10,000 received during the quarter ended March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2013 and March 31, 2012:

The Company had revenues amounting to $6,849 and $107,500 for the three months ended March 31, 2013 and March 31, 2012, respectively. The Company recorded deferred revenue amounting to $120,000 and $0 as of March 31, 2013 and March 31, 2012.

The general and administrative costs were $367,050 and $246,948 for the three months ended March 31, 2013 and March 31, 2012, respectively. The increase was mainly due to commissions paid to third parties that had introduced new business to the Company.

G&A analysis for the period ended March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
General and Administrative:
Advertising and promotion	$996	$-
Website maintenance	-	1,120
Rent	3,911	1,226
Travel	13,332	4,264
Client entertainment	5,336	3,210
Bank service charges	147	624
General office expenses	4,014	5,707
Total General and Administrative	$27,735	$16,151

Salaries:
Officers and Directors	90,000	$90,000
Employees	30,000	19,999
Total Salaries	$120,000	$109,999

Professional Services:
Accountants	10,000	$20,000
Edgar Services	320	1,670
Legal	8,063	5,600
Legal (Clients)	27,540	15,640
Transfers agents	1,200	710
Investor relations	5,000	-
Other professional services	65,691	99
Other professional services (Clients)	71,000	-
Total Professional Services	$188,814	$43,719

Other:
Dubai business licenses & local Dubai sponsors	30,500	22,000
Total Other Expenses	$30,500	22,000

Total Operating Expenditure	$367,050	$191,869

	March 31, 2013	March 31, 2012
Non-Recurring Expenses:
Allowance for possible bad debt	-	35,000
Amortization of debt discount	-	13,111
Interest expense	-	6,968
Total Non-Recurring Expenses	-	55,079

Total Expenditure	$367,050	$246,948

The Company accounted for $329 for depreciation for the three months ended March 31, 2013. No depreciation was accounted for in the same period of 2012 as the Company had no tangible assets.

The net loss for the three months ended March 31, 2013 and March 31, 2012 was $360,530 and $(139,448), respectively. The comprehensives losses amounted to $360,530 and $604,448 for the three months ended March 31, 2013 and March 31, 2012. The comprehensive loss for March 31, 2012 was much higher due to the fact that the Company recorded $(465,000) of unrealized losses on available for sale marketable securities.

At March 31, 2013, the Company had 29,802,700 shares issued and outstanding, the weighted average was 29,692,422 shares hence the loss per share was $(0.01). At March 31, 2012, the Company had 28,920,700 shares issued and outstanding, the weighted average was 28,814,546 shares hence the loss per share was $(0.00).

LIQUIDITY AND CAPITAL RESERVES

As of March 31, 2013, the Company had $3,882 in cash and net cash used in operations of $(289). For the three months ended March 31, 2013, the Company had a net and comprehensive loss of $360,530. The working capital deficit amounted to $293,069. Finally, the Company had stockholders’ deficit of $928,411 as of March 31, 2013.

On April 23, 2013, the Company secured a nine month convertible loan for $42,500 with an 8% interest rate due on January 29, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130%,of total amount due inclusive of principal and interest accrued.

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

However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

1) The cash fees that we expect to receive during the next 12 months from the clients that we currently have under contract.

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

FUTURE PLANS

We currently have following clients under contract, Arrow Cars International Inc., Black Swan Data Limited, RFC KK., Voz Mobile Cloud Limited, Direct Security Integration Inc., Regis Cards Limited, Scorpion Performance Inc., Universal Energy Solutions BV and Innoveas AG.

We anticipate signing up an additional ten clients by the end of 2013. However, we cannot guarantee that we will sign up any new clients in 2013 or receive any revenues from new clients in 2013.

Our specific plan of operations and milestones for April 2013 to March 2014 are as follows:

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

1) Administration – To assist in the day to day requirements of the business.

2) General Manager Dubai – To assist in the development of new relationships and support existing relationship as well as client liaison duties.

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

EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We intend to take our consultancy service outside of the Middle East and Europe into Asia and Sri Lanka. We will expand on a ‘Commission Only’ basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add at least one new member to our administration team within the fourth quarter of 2013. We anticipate the cost to be approximately $3,000 per month funded from any new client being attracted as a result of the expansion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

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

At March 31, 2013, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2013, the Company entered into consulting agreement with Tricon Holdings Ltd., to provide consulting and advisory services. The Company issued 100,000 common restricted shares valued at $0.80 per share for services rendered during the quarter ended March 31, 2013.

On March 12, 2013, the Company has issued 75,000 shares valued at $1.10 per share to settle an account payable. The total value associated with the balance settlement is $82,500, $75,000 in settlement of liability due at December 31, 2012 and $7,500 additional expense booked during the quarter ended March 31, 2013.

On April 5, 2013, the Company issued 150,000 shares to Tricon Holdings, Inc. for the services to be rendered to the Company over the period of 6 months valued at $0.25 per share.

On April 5, 2013, the Company issued 500,000 restricted common shares to Caro Capital LLC, respectively for services rendered to the Company. To date consideration has not been paid to the company.

On April 15, 2013, the Company issued 25,000 restricted common shares to Phillip E. Brooks for services rendered to the Company ($0.55 per share).

On April 24, 2013,the Company issued 150,000 restricted common shares to Robert “Sully” Sullivan for services rendered to the Company ($0.49 per share).

On May 3, 2013,the Company issued 16,667 restricted common shares to Candelara Holdings Limited in respect of the $10,000 that were invested in our Company ($0.60 per share).

The proceeds from the sales of the Company’s common stock were used as working capital and for repayment of debt.

The issuances of the above shares of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EQUITY INTERNATIONAL, INC.

Date: May 14, 2013	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

