Form 10-Q
period 2013-06-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2013-08-19
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2013, there were 30,784,202 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

June 30, 2013

(Unaudited)

3

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

4

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	June 30, 2013	December 31, 2012
Assets

Current assets
Cash	$862	$4,852
Accounts receivable	20	145,020
Prepaid expense, cash	4,414	1,919
Prepaid expense, stock	245,789	-
Loans receivable	6,000	-
Total current assets	257,085	151,791

Investment, cost	5,000	160,000

Fixed assets, net	5,800	6,462

Total assets	$267,885	$318,253

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Deferred revenue	$122,000	$-
Accounts payable and accrued liabilities	76,909	126,059
Accounts payable - related parties	164,435	421,500
Loans payable - related party	52,894	48,075
Accrued interest	544	-
Convertible notes payable - (unamortized discount of $39,158 and $0, respectively.)	98,712	10,000
Total current liabilities	515,494	605,634

Long term liabilities
Convertible loan payable - related party	324,475	-
Total long term liabilities	324,475	-

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,533,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	480,000	480,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 30,784,202 shares and 29,627,700 shares issued and outstanding, respectively.	30,785	29,628
Additional paid in capital	2,590,419	2,070,554
Stock payable	101,700	-
Accumulated deficit	(3,774,988)	(2,867,563)
Total stockholders’ deficit	(1,052,084)	(767,381)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$267,885	$318,253

 The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$-	$285,000	$6,849	$392,500

General and administrative expenses	53,384	244,286	123,394	471,259
Salaries	120,000	-	240,000	-
Professional services	217,230	-	394,270	-
Depreciation	333	-	662	-
Impairment of financial assets	160,000	-	160,000	-
Total operating expenses	550,947	244,286	918,326	471,259

Net loss from operations	(550,947)	40,714	(911,477)	(78,759)

Other income / expenses:
Interest expense	(936)	(54,445)	(936)	(74,524)
Amortization of debt discount	(8,212)	-	(8,212)	-
Gain on settlement of debt	13,200	-	13,200	-
Total income (expense)	4,052	(54,445)	4,052	(74,524)

Net loss	$(546,895)	$(13,731)	$(907,425)	$(153,283)

Weighted average number of common shares outstanding - basic	30,626,540	29,035,315	30,162,061	28,924,931

Net loss per common share - basic	(0.02)	(0.00)	(0.03)	(0.01)

Comprehensive loss:
Net loss	(546,895)	(13,731)	(907,425)	(153,283)
Unrealized loss on available for sale marketable securities	-	(75,000)	-	(540,000)
Comprehensive loss	$(546,895)	$(88,731)	$(907,425)	$(693,283)

 The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

(Audited)

			Additional			Accumulated Other	Total Stockholders’
	Common Stock		Paid-in	Stock	Retained Earnings	Comprehensive	Equity
	Shares	Amount	Capital	Payable	(Accumulated Deficit)	Income (Loss)	(Deficit)

Balance - December 31, 2011	28,780,700	28,781	393,103	-	(12,007)	615,000	1,024,877

Issuance of warrants for interest on notes payable	-	-	6,968	-	-	-	6,968

Issuance of common stock as debt discount on notes payable ($0.50/share)	140,000	140	69,860	-	-	-	70,000

Common stock issued in settlement of accounts payable	20,000	20	9,980	-	-	-	10,000

Common stock issued for services ($0.50/share)	25,000	25	12,475	-	-	-	12,500

Common Stock issued for cash ($0.50/share)	280,000	280	139,720	-	-	-	140,000

Common stock issued for settlement of debt ($0.50/share)	40,000	40	19,960	-	-	-	20,000

Common stock issued for settlement of debt ($0.25/share)	40,000	40	9,960	-	-	-	10,000

Common Stock Issued in lieu of interest payable ($0.25/share)	2,000	2	498	-	-	-	500

Common stock issued for services ($0.25/share)	300,000	300	74,700	-	-	-	75,000

Contributed capital	-	-	1,333,330	-	-	-	1,333,330

Net loss for 2012	-	-	-	-	(2,855,556)	-	(2,855,556)

Reclassification of other comprehensive losses due to the permanent impairment of available for sale marketable securities	-	-	-	-	-	(615,000)	(615,000)

Balance - December 31, 2012	29,627,700	$29,628	$2,070,554	$-	(2,867,563)	$-	$(767,381)

Common stock issued for services ($0.17/share)	139,835	140	23,632	-	-	-	23,772

Common stock issued for services ($0.25/share)	500,000	500	124,500	-	-	-	125,000

Common stock issued for services ($0.29/share)	150,000	150	43,350	-	-	-	43,500

Common stock issued for services ($0.55/share)	25,000	25	13,725	-	-	-	13,750

Common stock issued for services ($0.95/share)	150,000	150	142,350	-	-	-	142,500

Common stock issued for services and payables ($0.80/share)	100,000	100	79,900	-	-	-	80,000

Common stock issued in settlement of debt ($1.10 per share)	75,000	75	82,425	-	-	-	82,500

Common Stock issued for cash ($0.60/share)	16,667	17	9,983	-	-	-	10,000

Common stock issuable under consulting agreements and interest on loan	-	-	-	101,700	-	-	101,700

Net loss for June 30, 2013	-	-	-	-	(907,425)	-	(907,425)

Balance - June 30, 2013	30,784,202	$30,785	$2,590,419	$101,700	(3,774,988)	$-	$(1,052,084)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net loss	$(907,425)	$(153,283)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on settlement of debt	(13,200)	-
Consulting revenues received in stock	(3,000)	(60,000)
Bad debts	-	35,000
Depreciation	662	-
Common stock issued to settle accrued salary - related party	-	12,500
Common stock issued for services	291,933	10,000
Issuance of options in connection with debt financing treated as interest expense	-	6,968
Amortization of debt discount	8,212	67,556
Impairment of financial assets	160,000	-

Changes in operating assets and liabilities:
Prepaids	(2,495)	-
Increase in accrued interest	544	-
Increase in accounts payable and accrued liabilities	39,050	(6,545)
Increase in accounts payable - related parties	67,410	166,977
Increase in deferred revenue	120,000	-
Decrease in accounts receivable	145,000	(142,510)

Net cash used in operating activities:	(93,309)	(63,337)

Cash Flows used in investing activities:
Loans given to non-affiliate	(6,000)	-

Net cash used in investing activities	(6,000)	-

Cash flows from financing activities:
Proceeds from loans - related parties	4,819	5,701
Note payable	-	70,100
Convertible loan payable	90,000	-
Repayments of loans - related parties	-	(18,900)
Repayment of loans	(9,500)	(30,000)
Proceeds from issuance of common stock	10,000	140,000

Net cash provided by financing activities	95,319	166,901

Net increase (decrease) in cash	(3,990)	103,564

Effect of Exchange Rates on Cash	-	(24)

Cash at Beginning of Period	4,852	2,218

Cash at End of Period	$862	$105,758

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable settled in shares	$75,000	$-
Prepaid expenses paid in stock	$245,789	$-
Debt discount recorded on notes payable	$47,370	$70,000
Conversion of balance in accounts payable - related party to loans payable	$324,475	$-
Deferred revenue received in shares	$2,000	$-

 The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

Note 1 - Basis of Presentation

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10k, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the periods ended December 31, 2012 and 2011. The interim results for the period ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

Note 2 - Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI.

Revenue is generated from business consulting services, introduction fees, and equity participation.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $907,425 for the six months ended June 30, 2013. Net cash used in operations of $(93,309) for the quarter ended June 30, 2013; and a working capital deficit of $(258,409) and stockholders´ deficit of $1,052,084 as of June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2013

(Unaudited)

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its 100% subsidiary Global Equity Partners Plc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and at December 31, 2012 respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. At the quarter ended June 30, 2013, the Company had no bad debt. During the year 2012, the Company recorded $35,000 of bad debt expense pertaining to two invoices the Company deemed were uncollectible.

Marketable Securities

(A) Classification of Securities

At the time of the acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company recorded unrealized loss on marketable securities of $0 and $0 as at June 30, 2013 and December 31, 2012.

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

Cost Method Investment

At March 31, 2013, the Company had investment in securities of two different Companies, having a cost of $163,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 9.2% of the common stock in a private company in which the best evidence of value was the services rendered and a further 9.86% of the common stock in another private company in which the best evidence of value was the services rendered.

At June 30, 2013, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of one of the investments hence the Company decided to impair $160,000 of the investments.

Also at June 30, 2013, the Company received 2,000,000 shares from a private company and client having a cost of $2,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 8.55% of the common stock in a private company in which the best evidence of value was the services rendered

Equity investment in companies is accounted for under the cost method as the equity investments do not have readily determinable fair values. As per ASC codification 320 “Certain Investments in Debt and Equity Securities”, non-marketable equity securities that do not have a readily determinable fair value are not required to be accounted for under the equity method and are typically carried at cost.

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did record a permanent impairment of one of its investments during the quarter ended June 30, 2013; no impairments were carried out during the quarter ended June 30, 2012.

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

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

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

	June 30, 2013	December 31, 2012
Office equipment	$6,579	$6,579
Accumulated depreciation	$(779)	$(117)

Net fixed assets	$5,800	$6,462

During the three and six months ended June 30, 2013, the Company has expensed $333 and $662 and $0 and $0 during the comparative period June 30, 2012, respectively for depreciation.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company’s services do not include a provision for cancellation, termination, or refunds.

For the quarters ended June 30, 2013 and June 30, 2012 the Company received marketable securities and cash as consideration for services rendered.

At June 30, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2013	December 31, 2012
C	-%	-%
I	-%	99%

For the six months ended June 30, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2013	June 30, 2012
C	100%	11%
E	-%	5%
F	-%	15%	(*)
G	-%	31%
H	-%	38%

The Company received from customer “C” 56.20% of its revenue in cash and 43.80% in Non-marketable securities.

_____________

*	Non-marketable securities, accounted for under the cost method.

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

During the six months ended June 30, 2013, the Company received $3,000 in equity securities in a private company in exchange for services performed. The valuation was based on 3,000,000 shares at $0.001 per share. The company also received $2,000 in equity securities in another private company in exchange for services to be performed. The valuation was based on 2,000,000 shares at $0.001 per share.

The company currently holds the following equity securities in private and also reporting companies:

Company	No. Shares	Status

M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	2,000,000	Private Company

	11,700,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the six months ended June 30, 2013 the Company received $122,000 from a client for service to be rendered during the year 2013.

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

Global Equity International Inc. and Subsidiary

June 30, 2013

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

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

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

Note 5 - Debt

(A) Related Party – short term

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of June 30, 2013 and as of December 31, 2012 respectively:

Loans payable – related party – December 31, 2012	$48,075

Proceeds from loans	4,819
Repayments	-

Loans payable – related party – June 30, 2013	$52,894

(B) Related party – long term

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2012, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted this amount to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gives an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share. The balance outstanding in the Loan Payable account as at June 30, 2013 is $324,475. The Company assessed if there is a beneficial conversion feature cost associated with this transaction, none was noted.

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

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

The 140,000 shares of common stock issued in connection with the bridge loans were treated as a debt discount of $70,000. The remaining valuation of the options, $6,968, was recorded as interest expense.

The Company applied fair value accounting for the options issued to the lender. The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model. (Please refer to note 6 C Stock Options)

On June 25, 2012, $30,000 was repaid to “note holder B” and the remaining $10,000 was converted into 40,000 shares of common stock ($0.25/share) in September of 2012, thereby leaving an outstanding balance as of December 31, 2012 of $10,000. There was no gain or loss on conversion. During the quarter ended March 31, 2013 the Company repaid the balance of $10,000.

On July 5, 2012, “note holder A”, $20,000 was converted into 40,000 shares of common stock ($0.50/share). There was no gain or loss on conversion.

On November 16, 2012, the Company issued 2,000 common restricted shares ($0.25/share) to “note holder A” in lieu of $500 interest due. The balance outstanding for the interest payment of $500 is outstanding as at June 30, 2013.

On April 23, 2013, the Company secured a nine month convertible loan for $42,500 with an 8% interest rate due on January 29, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued.

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest, these shares are not issued as of June 30, 2013 and accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest.

The amounts paid to acquire the debt financing have been treated as a debt discount hence at June 30, 2013, the Company recorded debt discounts of $47,370. This will be amortized over the life of the respective loans.

During the six months ended June 30, 2013 and December 31, 2012, the Company amortized $8,212 and $67,556.

(D) Accounts payable – related parties

The following table represents the accounts payable to related parties as of June 30, 2013 and December 31, 2012, respectively:

	06/30/2013	12/31/2012

Salaries	138,500	414,034
Expenses	25,935	7,466
	$164,435	$421,500

As discussed in note no. 5(B), the Company converted $324,475 of related party accounts payable into a convertible loan payable during the six months ended June 30, 2013.

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

Note 6 - Temporary Equity and Stockholders’ Equity

(A) Preferred Stock

On November 30, 2011, the Company authorized and designated 5,000,000 Series “A” convertible preferred shares of stock, as a bonus to its Chief Executive Officer for services rendered, having a fair value of $480,000 ($0.096/share), based upon the fair value of the services rendered, which represented the best evidence of fair value.

On November 13, 2012, the Company’s board of directors approved an amendment to the Certificate of Designation; to amend the voting rights and conversion rights of the Company’s Series “A” preferred shares as follows:

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

On November 21, 2012 the Company’s CEO gave 533,332 of his Series “A” preferred shares to the Company’s CFO (400,000) and two other employees (133,332). As the 533,332 preferred shares will convert into 5,333,320 on December 1, 2014 and the price per common share on November 21, 2012 was $0.25, the contribution by the officer to the Company was calculated at $1,333,330.

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

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

(B) Common Stock

During the six months ended June 30, 2013, the Company issued the following shares:

Date	Type	Shares	Valuation	Range of value per share
2/15/2013	Stock issued for services	100,000	$80,000	$0.80
3/12/2013	Stock issued for services	75,000	$82,500	$1.10
4/5/2013	Stock issued for services	150,000	$142,500	$0.95
4/5/2013	Stock issued for services	500,000	$125,000	$0.25
4/15/2013	Stock issued for services	25,000	$13,750	$0.55
4/24/2013	Stock issued for services	150,000	$43,500	$0.29
5/3/2013	Stock issued for cash	16,667	$10,000	$0.60
5/17/2013	Stock issued for services	40,000	$6,800	$0.17
5/17/2013	Stock issued for services	99,835	$16,972	$0.17

	Totals	1,156,502	$521,022

(C) Stock options

The following is a summary of the Company’s options activity:

	Number of options	Weighted Average Exercise Price
Balance at December 31, 2012	20,000	$1.00

- Granted	-	$-

- Exercised	-	$-

- Forfeited	-	$-

Balance at June 30, 2013	20,000	$1.00

The weighted average remaining life for all outstanding options at June 30, 2013 is 0.25 years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model.

The Black Scholes assumptions used are as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	182%
Risk fee interest rate	0.3%
Expected life	1.5 years
Expected forfeitures	0%

Global Equity International Inc. and Subsidiary

June 30, 2013

(Unaudited)

(D) Stock payable

On October 8, 2012 the Company entered into a commission agreement with a company called Tempest Holdings Limited where Tempest would receive a finder’s fee for the introduction of new business and also a retainer fee of 10,000 common restricted shares per month for twelve months commencing January 1, 2013. The Company has valued the 60,000 shares due to Tempest using fair market value at $39,700.

On April 24, 2013, the Company entered into a consulting agreement with Robert Sullivan. As per the agreement the Company will be issuing 150,000 restricted shares to the consultant. The agreement also stipulates a condition where the Company guarantees a minimal value of $100,000 at the time of legend removal and any shortfall will be taken care of by issuance of additional shares. As of the date of the agreement the shares are valued at $43,500, hence the difference of $56,500 is recorded as stock payable.

On June 4, 2013, the Company received $50,000 from Direct Securities Integration, Inc in pursuance of a notes payable agreement. The agreement stipulates a condition for the payment of 10,000 shares in lieu of interest on the day of agreement. Such shares are not issued as of June 30, 2013, and are valued at $5,500.

Note 8 – Commitments and contingencies

On April 24, 2013, the Company entered into advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During the current period the Company has paid $10,000 in cash, the balance of $20,000 is due within 60 days of the signing of the agreement;this amount is unpaid as at June 30, 2013. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. At June 30, 2013 the legend is still not removed, the Company has accrued for the short fall of $56,500 as a stock payable.

Note 9 – Subsequent Events

On July 1, 2013 the Company was engaged by a UK private company called Scandinavian Agritex Co. Limited. The nature of this engagement was to assist this company with a Dubai NASDAQ full IPO. In consideration of the Company providing services, Scandinavian will pay $400,000 as fees.

On July 9, 2013 the Company was engaged by another UK private company called Arabian Nubian Resources Limited (ANR). The nature of this engagement was to assist this company with sourcing a Dubai DFSA approved sponsor for a subsequent Dubai NASDAQ listing. ANR shall pay Company a non refundable sum of $25,000 upon signing of the engagement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the six months ended June 30, 2013 and June 30, 2012.

The Company had revenues amounting to $6,849 and $392,500 for the six months ended June 30, 2013 and June 30, 2012. The main reason for the decline is due to the nature of our current contracts with our clients. These contracts call for the Company to accomplish certain milestones in order to be able to invoice work completed hence, to date, we have had to defer $122,000 of revenue received. Management does invest a lot of time on behalf of our clients such as meetings with the Dubai NASDAQ, the DFSA (the Dubai Financial Service Authority), marketing and IR consultants and finally local Dubai DFSA authorized sponsor that have the authority to underwrite a company that wishes to list its equity on the Dubai NASDAQ. This cannot be deemed as billable working in progress but, management considers that this work carried out on behalf of our clients, though not quantifiable, is essential in order to accomplish our mandate from clients that wish to list in Dubai.

The operating costs for the six months ended June 30, 2013 and June 30, 2012 were $918,326 and $471,259, respectively. The substantial increase is mainly due to an increase in subcontracted professional services, investor relations, marketing costs and the impairment of $160,000 of financial assets.

The net losses from operations for the periods for the six months ended June 30, 2013 and June 30, 2012 were $(911,477) and $(78,759), respectively.

Other income and (expenses) amounted to $4,052 and $(74,524) for the six months ended June 30, 2013 and June 30, 2012 respectively. On comparing the six months ended June 30, 2013 to the six months ended June 30, 2012, there was a substantial decrease in interest expenses but on the other hand the Company had debt discount expense and gain on settlement of liabilities.

The net losses for the periods for the six months ended June 30, 2013 and June 30, 2012 were $(907,425) and $(153,283) respectively.

The Company had 30,784,202 and 29,245,700 shares issued and outstanding at June 30, 2013 and June 30, 2012 respectively. The weighted average was 30,162,061 and 28,924,931 shares for both six month periods hence the respective loss per share was $(0.03) and $(0.01).

For the three months ended June 30, 2013 and June 30, 2012.

The Company had revenues amounting to $0 and $285,000 for the six months ended June 30, 2013 and June 30, 2012. The main reason for the decline is due to the nature of our current contracts with our clients. These contracts call for the Company to accomplish certain milestones in order to be able to invoice work completed hence, to date, we have had to defer $122,000 of revenue received. Management does invest a lot of time on behalf of our clients such as meetings with the Dubai NASDAQ, the DFSA (the Dubai Financial Service Authority), marketing and IR consultants and finally local Dubai DFSA authorized sponsor that have the authority to underwrite a company that wishes to list its equity on the Dubai NASDAQ. This cannot be deemed as billable working in progress but, management considers that this work carried out on behalf of our clients, though not quantifiable, is essential in order to accomplish our mandate from clients that wish to list in Dubai.

The operating costs for the three months ended June 30, 2013 and June 30, 2012 were $550,947 and $244,286, respectively. The substantial increase is mainly due to an increase in subcontracted professional services, investor relations, marketing costs and the impairment of $160,000 of financial assets.

The net (loss)/ profit from operations for the periods for the three months ended June 30, 2013 and June 30, 2012 were $(550,947) and $40,714, respectively.

Other income and (expenses) amounted to $4,052 and $(54,445) for the three months ended June 30, 2013 and June 30, 2012, respectively. On comparing the three months ended June 30, 2013 to the three months ended June 30, 2012, there was a substantial decrease in interest expenses but on the other hand the Company accounted for debt discount and gain on settlement of liabilities.

The net losses for the periods for the three months ended June 30, 2013 and June 30, 2012 were $(546,895) and $(13,731), respectively.

The Company had 30,784,202 and 29,245,700 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively. The weighted average was 30,626,540 and 29,035,315 shares for both three month periods hence the respective loss per share was $(0.02) and $(0.00).

LIQUIDITY AND CAPITAL RESERVES

June 30, 2013:

The Company had a loss of $(907,425) and net cash used in operations of $(93,309) for the six months ended June 30, 2013. The company´s working capital deficit was $(258,409) and the stockholders´ deficit was $(1,052,084) as of June 30, 2013.

On April 23, 2013, the Company secured a nine month convertible loan for $42,500 with an 8% interest rate due on January 29, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued.

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest.

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

December 31, 2012:

As of December 31, 2012, the Company had $4,852 in cash and net cash used in operations of $63,337 for the six months ended June 30, 2012. For the six months ended June 30, 2012, the Company had a net loss of $153,283 and a net comprehensive loss of $693,283. The working capital deficit amounted to $453,843 as of December 31, 2012. Finally, the Company had $767,381 of stockholders’ deficit as of December 31, 2012.

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

 FUTURE PLANS

We currently have the following clients under contract, Arrow Cars International Inc., Black Swan Data Limited, RFC International Inc., Regis Cards Limited, Direct Security Integration Inc., Innoveas AG, Universal Energy Solutions BV, Scorpion Performance Inc., Scandinavian Agritex Co. Limited and Arabian Nubian Resources Limited.

Our specific plan of operations and milestones for August 2013 through April 2014 are as follows:

DURING THE THIRD QUARTER OF 2013, WE INTEND TO:

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

EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to continue forming relationships with merger and acquisition specialists during 2013, which, hopefully, will enable us to: 1) find potential merger and acquisition candidates, 2) introduce our clients to brokers and investment bankers, and 3) introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing. The only additional cost for this activity will be a very small administrative burden for telephone calls and communications to be funded out of operational income, mainly income receivable from clients currently under contract.

WE INTEND TO EXPAND OUR OPERATION INTO DUBAI

If we are able to raise sufficient funds, it is our intention to open a fully staffed office in Dubai in September of 2013. The first step will be to obtain a category 4 Dubai business license. This will permit us to have an office and do business within the confines of the DIFC (the Dubai International Financial Centre). We will be looking to employ at least four new members of staff; two accounting assistants, one office manager and one IT person.

DURING THE FOURTH QUARTER OF 2013 AND THE FIRST QUARTER OF 2014, WE INTEND TO:

SIGN CONTRACTS WITH A MINIMUM OF SIX NEW CLIENTS.

We have in the pipeline at least fifteen potentially new clients that we are currently reviewing and we hope that we will gain at least four new consultancy contracts before December 31, 2013 and a further two new clients during the first quarter of 2014.

This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Management’s Report on Internal Control over Financial Reporting

Commencing with our Annual Report for the 2012 fiscal year, our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

At June 30, 2013, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints. The Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Type	Shares	Valuation	Range of value per share
2/15/2013	Stock issued for services	100,000	$80,000	$0.80
3/12/2013	Stock issued for services	75,000	$82,500	$1.10
4/5/2013	Stock issued for services	150,000	$142,500	$0.95
4/5/2013	Stock issued for services	500,000	$125,000	$0.25
4/15/2013	Stock issued for services	25,000	$13,750	$0.55
4/24/2013	Stock issued for services	150,000	$43,500	$0.29
5/3/2013	Stock issued for cash	16,667	$10,000	$0.60
5/17/2013	Stock issued for services	40,000	$6,800	$0.17
5/17/2013	Stock issued for services	99,835	$16,972	$0.17

The proceeds from the sales of the Company’s common stock were used as working capital and for repayment of debt.

The issuances of the above shares of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EQUITY INTERNATIONAL, INC.

Date: August 19, 2013	/s/Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2013	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

