Form 10-Q
period 2013-09-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2013-11-13
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2013, there were 30,784,202 outstanding shares of the Registrant's Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary
Consolidated Financial Statements
September 30, 2013
(Unaudited)

3

Global Equity International, Inc. and Subsidiary
September 30, 2013
(Unaudited)

4

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	September 30, 2013	December 31, 2012
Assets

Current Assets
Cash	$326	$4,852
Accounts receivable	20	145,020
Prepaid	109,131	1,919
Loans receivable	6,000	-
Total current assets	115,477	151,791

Investment, cost	5,000	160,000

Fixed assets, net	5,464	6,462

Total assets	$125,941	$318,253

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Deferred revenue	$62,000	$-
Accounts payable and accrued liabilities	74,071	126,059
Accounts payable - related parties	231,502	421,500
Loans payable - related party	52,894	48,075
Accrued interest	17,724	-
Notes payable - net of unamortized discount of $47,783 and $0, respectively	151,952	10,000
Total current liabilities	590,143	605,634

Long term liabilities
Convertible loan payable - related party	324,475	-
Total long term liabilities	324,475	-

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,533,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	480,000	480,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 30,784,202 shares and 29,627,700 shares issued and outstanding, respectively.	30,785	29,628
Additional paid in capital	2,590,419	2,070,554
Stock payable	128,250	-
Accumulated deficit	(4,018,131)	(2,867,563)
Total stockholders’ deficit	(1,268,677)	(767,381)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$125,941	$318,253

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$165,000	$16,500	$171,849	$409,000

General and administrative expenses	99,240	231,354	222,634	702,610
Salaries	150,000	-	390,000	-
Professional services	116,772	-	511,042	-
Depreciation	336	-	998	-
Impairment of financial assets	-	-	160,000	-
Total operating expenses	366,348	(231,354)	1,284,674	702,610

Net loss from operations	(201,348)	(214,854)	(1,112,825)	(293,610)

Other income(expenses):
Interest expense	(23,555)	(2,444)	(24,491)	(76,968)
Foreign currency transaction income	-	391	-	388
Amortization of debt discount	(18,240)	-	(26,452)	-
Realized loss on available for sale marketable securities	-	(975,000)	-	(975,000)
Gain on settlement of liabilities	-	-	13,200	-
Total expenses	(41,795)	(977,053)	(37,743)	(1,051,580)

Net loss	$(243,143)	$(1,191,907)	$(1,150,568)	$(1,345,190)

Weighted average number of common shares outstanding - basic	30,784,202	29,286,135	30,370,730	29,046,211

Net loss per common share - basic	(0.01)	(0.04)	(0.04)	(0.05)

Comprehensive Loss:
Net loss	(243,143)	(1,191,907)	(1,150,568)	(1,345,190)
Foreign currency translation loss	-	-	-	(798)
Comprehensive Loss	$(243,143)	$(1,191,907)	$(1,150,568)	$(1,345,988)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

						Accumulated Other	Total
	Common Stock		Additional	Stock	Retained Earnings	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Payable	(Accumulated Deficit)	Income (Loss)	Equity (Deficit)

Balance - December 31, 2011	28,780,700	28,781	393,103	-	(12,007)	615,000	1,024,877

Issuance of warrants for interest on notes payable	-	-	6,968	-	-	-	6,968

Issuance of common stock as debt discount on notes payable ($0.50/share)	140,000	140	69,860	-	-	-	70,000

Common stock issued in settlement of accounts payable	20,000	20	9,980	-	-	-	10,000

Common stock issued for services ($0.50/share)	25,000	25	12,475	-	-	-	12,500

Common Stock issued for cash ($0.50/share)	280,000	280	139,720	-	-	-	140,000

Common stock issued for settlement of debt ($0.50/share)	40,000	40	19,960	-	-	-	20,000

Common stock issued for settlement of debt ($0.25/share)	40,000	40	9,960	-	-	-	10,000

Common Stock Issued in lieu of interest payable ($0.25/share)	2,000	2	498	-	-	-	500

Common stock issued for services ($0.25/share)	300,000	300	74,700	-	-	-	75,000

Contributed capital	-	-	1,333,330	-	-	-	1,333,330

Net loss for 2012	-	-	-	-	(2,855,556)	-	(2,855,556)

Reclassification of other comprehensive losses due to the permanent impairment of available for sale marketable securities	-	-	-	-	-	(615,000)	(615,000)

Balance - December 31, 2012	29,627,700	$29,628	$2,070,554	$-	(2,867,563)	$-	$(767,381)

Common stock issued for services ($0.17/share)	139,835	140	23,632	-	-	-	23,772

Common stock issued for services ($0.25/share)	500,000	500	124,500	-	-	-	125,000

Common stock issued for services ($0.29/share)	150,000	150	43,350	-	-	-	43,500

Common stock issued for services ($0.55/share)	25,000	25	13,725	-	-	-	13,750

Common stock issued for services ($0.95/share)	150,000	150	142,350	-	-	-	142,500

Common stock issued for services and payables ($0.80/share)	100,000	100	79,900	-	-	-	80,000

Common stock issued in settlement of debt ($1.10 per share)	75,000	75	82,425	-	-	-	82,500

Common Stock issued for cash ($0.60/share)	16,667	17	9,983	-	-	-	10,000

90,000 shares of common stock issuable under commission agreement	-	-	-	128,250	-	-	128,250

Net loss	-	-	-	-	(1,150,568)	-	(1,150,568)

Balance - September 30, 2013	30,784,202	$30,785	$2,590,419	$128,250	(4,018,131)	$-	$(1,268,677)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net loss	$(1,150,568)	$(1,345,190)

Adjustments to reconcile net loss to net cash used in operating activities

Impairment loss on available for sale marketable securities	-	975,000
Consulting revenues received in stock	(3,000)	(60,000)
Bad debts	-	35,000
Depreciation	998	-
Gain on settlement of liabilities	(13,200)	-
Common stock issued to settle accrued salary - related party	-	10,000
Common stock issued for services	459,748	12,500
Issuance of options in connection with debt financing treated as interest expense	-	6,968
Amortization of debt discount	26,452	70,000
Impairment of financial asset	160,000	-

Changes in operating assets and liabilities:
Prepaids, cash	(2,690)	(1,368)
Accrued interest	17,724	-
Accounts payable and accrued liabilities	36,214	(10,891)
Accounts payable - related parties	134,477	201,305
Deferred revenue	60,000	-
Accounts receivable	145,000	(30,020)

Net cash used in operating activities:	(128,845)	(136,696)

Cash Flows used in investing activities:
Loans given to non-affiliate	(6,000)	-

Net cash used in investing activities	(6,000)	-

Cash flows from financing activities:
Proceeds from loans - related parties	4,819	5,702
Note payable	125,000	70,000
Repayments of loans - related parties	-	(18,900)
Repayment of loans	(9,500)	(30,000)
Proceeds from issuance of common stock	10,000	140,000

Net cash provided by financing activities	130,319	166,802

Net increase (decrease) in cash	(4,526)	30,106

Effect of Exchange Rates on Cash	-	(798)

Cash at Beginning of Period	4,852	2,218

Cash at End of Period	$326	$31,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable settled in shares	$75,000	$-
Notes payable settled in shares	$-	$40,000
Prepaid expenses paid in stock	$104,522	$-
Debt discount recorded on notes payable	$47,370	$70,000
Deferred revenue settled in shares	$2,000	$-
Conversion of balance in accounts payable - related party to loans payable	$324,475	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary
September 30, 2013
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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10k, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the periods ended December 31, 2012 and 2011.  The interim results for the period ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $1,150,568 for the nine months ended September 30, 2013. Net cash used in operations of $(128,845) for the quarter ended September 30, 2013; and a working capital deficit of $(474,666) and stockholders´ deficit of $1,268,677 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Global Equity International, Inc. and Subsidiary
September 30, 2013
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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and at December 31, 2012 respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. At the quarter ended September 30, 2013, the Company had no bad debt. During the year 2012, the Company recorded $35,000 of bad debt expense pertaining to two invoices the Company deemed were uncollectible.

Marketable Securities

(A) Classification of Securities

At the time of the acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company recorded unrealized loss on marketable securities of $0 and $0 as at September 30, 2013 and December 31, 2012.

Global Equity International, Inc. and Subsidiary
September 30, 2013
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

At June 30, 2013, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of one of the investments hence the Company impaired $160,000 of the investments.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did record a permanent impairment of one of its investments during the quarter ended September 30, 2013; no impairments were carried out during the quarter ended September 30, 2012.

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

Global Equity International, Inc. and Subsidiary
September 30, 2013
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

	September 30, 2013	December 31, 2012
Office equipment	$6,579	$6,579
Accumulated depreciation	$(1,115)	$(117)

Net fixed assets	$5,464	$6,462

During the three and nine months ended September 30, 2013, the Company has expensed $336 and $ 998 and $0 and $0 during the comparative period September 30, 2012, respectively for depreciation.

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

For the quarters ended September 30, 2013 and September 30, 2012 the Company received marketable securities and cash as consideration for services rendered.

At September 30, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivables with customers:

Customer	September 30, 2013	December 31, 2012

ACI	0%	0%

SPI	0%	99%

Global Equity International, Inc. and Subsidiary
September 30, 2013
(Unaudited)

For the nine months ended September 30, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2013	September 30, 2012

SAC	15%	0%

ANR	15%	0%

DSI	67%	29%

ACI	3%	12%

VOZ	0%	15% (*)

REG	0%	37%

The Company received from customer “ACI” 75% of its revenue in cash and 25% in Non-marketable securities.

(*) Non-marketable securities, accounted for under the cost method.

During the nine months ended September 30, 2013, the Company received $3,000 in equity securities in a private company in exchange for services performed. The valuation was based on 3,000,000 shares at $0.001 per share. The company also received $2,000 in equity securities in another private company in exchange for services to be performed. The valuation was based on 2,000,000 shares at $0.001 per share.

The company currently holds the following equity securities in private and also reporting companies:

Company	No. Shares	Status

M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	2,000,000	Private Company

	11,700,000

Global Equity International, Inc. and Subsidiary
September 30, 2013
(Unaudited)

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the nine months ended September 30, 2013 the Company received $122,000 from a client for service to be rendered during the year 2013. At September 30, 2013, the Company recognized $60,000 of this deferred revenue as revenue; leaving a deferred revenue balance of $62,000.

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

Global Equity International, Inc. and Subsidiary
September 30, 2013
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

Note 5 - Debt

(A) Related Party – short term

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of September 30, 2013 and as of December 31, 2012 respectively:

Loans payable – related party – December 31, 2012	$48,075
Proceeds from loans	4,819
Repayments	(-)
Loans payable – related party – September 30, 2013	$52,894

Global Equity International, Inc. and Subsidiary
September 30, 2013
(Unaudited)

(B) Related party – long term

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2012, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted this amount to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gives an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share. The balance outstanding in the Loan Payable account as at September 30, 2013 is $324,475. The Company assessed if there is a beneficial conversion feature cost associated with this transaction, none was noted.

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

The Company applied fair value accounting for the options issued to the lender. The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model. (Please refer to note 6 C Stock Options).

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

On November 16, 2012, the Company issued 2,000 common restricted shares ($0.25/share) to “note holder A” in lieu of $500 interest due. The balance outstanding for the interest payment of $500 is outstanding as at September 30, 2013.

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

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest, these shares are not issued as of September 30, 2013 and accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest.

Global Equity International, Inc. and Subsidiary
September 30, 2013
(Unaudited)

On September 9, 2013, the Company secured a nine month convertible loan for $32,500 with an 8% interest rate due on June 11, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued.

The amounts paid to acquire the debt financing have been treated as a debt discount hence at September 30, 2013, the Company recorded debt discount of $56,034. This will be amortized over the life of the respective loans.

During the nine months ended September 30, 2013 and September 30, 2012, the Company amortized $26,452 and $70,000.

(D) Accounts payable – related parties

The following table represents the accounts payable to related parties as of September 30, 2013 and December 31, 2012, respectively:

	09/30/2013	12/31/2012

Salaries	$205,000	414,034
Expenses	$26,502	7,466
	$231,502	$421,500

As discussed in note no. 5(B), the Company converted $324,475 of related party accounts payable into a convertible loan during the nine months ended September 30, 2013.

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

Global Equity International, Inc. and Subsidiary
September 30, 2013
(Unaudited)

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

(B) Common Stock

During the nine months ended September 30, 2013, the Company issued the following shares:

Date	Type	Shares	Valuation	Range of value per share
2/15/2013	Stock issued for services and payables	100,000	$80,000	$0.80
3/12/2013	Stock issued for settlement of debt	75,000	$82,500	$1.10
4/5/2013	Stock issued for services	150,000	$142,500	$0.95
4/5/2013	Stock issued for services	500,000	$125,000	$0.25
4/15/2013	Stock issued for services	25,000	$13,750	$0.55
4/24/2013	Stock issued for services	150,000	$43,500	$0.29
5/3/2013	Stock issued for cash	16,667	$10,000	$0.60
5/17/2013	Stock issued for services	40,000	$6,800	$0.17
5/17/2013	Stock issued for services	99,385	$16,972	$0.17

	Totals	1,156,052	$521,022

Global Equity International, Inc. and Subsidiary
September 30, 2013
(Unaudited)

(C) Stock options

The following is a summary of the Company’s options activity:

	Number of options	Weighted Average Exercise Price

Balance at December 31, 2012	20,000	$1.00

- Granted	-	$-

- Exercised	-	$-

- Forfeited	20,000	$1,00

Balance at September 30, 2013	-	$-

This options expired on September 13, 2013. The fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model.

The Black Scholes assumptions used are as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	182%
Risk fee interest rate	0.3%
Expected life	1.5 years
Expected forfeitures	0%

(D) Stock payable

On October 8, 2012 the Company entered into a commission agreement with a company called Tempest Holdings Limited where Tempest would receive a finder’s fee for the introduction of new business and also a retainer fee of 10,000 common restricted shares per month for twelve months commencing January 1, 2013. The Company has valued the 90,000 shares due to Tempest using fair market value at $45,400.

On April 24, 2013, the Company entered into a consulting agreement with Robert Sullivan. As per the agreement the Company will be issuing 150,000 restricted shares to the consultant. The agreement also stipulates a condition where the Company guarantees a minimal value of $100,000 at the time of legend removal and any shortfall will be taken care of by issuance of additional shares. As of the date of the agreement the shares are valued at $43,500. The value of shares as at September 30, 2013 were $22,650 hence the difference of $77,350 is recorded as stock payable.

On June 4, 2013, the Company received $50,000 from Direct Securities Integration, Inc in pursuance of a notes payable agreement. The agreement stipulates a condition for the payment of 10,000 shares in lieu of interest on the day of agreement. Such shares are not issued as of September 30, 2013, and are valued at $5,500.

Global Equity International, Inc. and Subsidiary
September 30, 2013
(Unaudited)

Note 7 – Commitments and contingencies

On April 24, 2013, the Company entered into advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During the second quarter of 2013, the Company paid $10,000 in cash, the balance of $20,000 was due with 60 days of the signing of the agreement; this amount is unpaid as at September 30, 2013. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. At September 30, 2013 the legend is still not removed, the Company has accrued for the shortfall of $77,350 as a stock payable.

Note 8 – Subsequent Events

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP equivalent to $319,598 with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.

On October 18, 2013, the Company exercised its option to prepay the loan it secured for $42,500 on April 23, 2013.

On November 1, 2013 the Company rented a 1400 square foot office located at X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers in Dubai and intends to have the office staffed and fully operational on or before January 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the nine months ended September 30, 2013 and September 30, 2012.

The Company had revenues amounting to $171,849 and $409,000 for the nine months ended September 30, 2013 and September 30, 2012. The main reason for the decline is due to the nature of our current contracts with our clients. These contracts call for the Company to accomplish certain milestones in order to be able to invoice work completed hence, to date, we have had to defer $62,000 of revenue received. Management does invest a lot of time on behalf of our clients such as meetings with the Dubai NASDAQ, the DFSA (the Dubai Financial Service Authority), marketing and IR consultants and finally local Dubai DFSA authorized sponsor that have the authority to underwrite a company that wishes to list its equity on the Dubai NASDAQ. This cannot be deemed as billable work in progress but, management considers that this work carried out on behalf of our clients, though not quantifiable, is essential in order to accomplish our mandate from clients that wish to list in Dubai.

The operating costs for the for the nine months ended September 30, 2013 and September 30, 2012 were $1,284,674 and $702,610, respectively. The substantial increase is mainly due to an increase in subcontracted professional services, salaries, investor relations, marketing costs and the impairment of $160,000 of financial assets.

The net losses from operations for the periods for the for the nine months ended September 30, 2013 and September 30, 2012 were $1,112,825 and $293,610 respectively.

Other income and (expenses) amounted to $(37,743) and $(1,051,580) for the nine months ended September 30, 2013 and September 30, 2012 respectively. The substantial decrease is mainly due to the $975,000 of realized loss on available for sale marketable securities that the Company accounted for at September 30, 2012.

The net losses for the periods for the nine months ended September 30, 2013 and September 30, 2012 were $1,150,568 and $1,345,190 respectively.

The Company had 30,784,202 and 29,627,700 shares issued and outstanding at September 30, 2013 and September 30, 2012 respectively. The weighted averages were 30,370,730 and 29,046,211 shares for both six month periods hence the respective loss per share was $(0.04) and $(0.05).

For the three months ended June 30, 2013 and June 30, 2012.

The Company had revenues amounting to $165,000 and $16,500 for the three months ended September 30, 2013 and September 30, 2012. The main reason for the decline is due to the nature of our current contracts with our clients. These contracts call for the Company to accomplish certain milestones in order to be able to invoice work completed hence, to date, we have had to defer $62,000 of revenue received. Management does invest a lot of time on behalf of our clients such as meetings with the Dubai NASDAQ, the DFSA (the Dubai Financial Service Authority), marketing and IR consultants and finally local Dubai DFSA authorized sponsor that have the authority to underwrite a company that wishes to list its equity on the Dubai NASDAQ. This cannot be deemed as billable work in progress but, management considers that this work carried out on behalf of our clients, though not quantifiable, is essential in order to accomplish our mandate from clients that wish to list in Dubai.

The operating costs for the for the three months ended September 30, 2013 and September 30, 2012 were $366,348 and $231,354, respectively. The substantial increase is mainly due to a substantial increase in subcontracted professional services, investor relations and marketing costs.

The net losses from operations for the periods for the for the three months ended September 30, 2013 and September 30, 2012 were $201,348 and $214,854 respectively.

Other income and (expenses) amounted to $(41,795) and $(977,053) for the three months ended September 30, 2013 and September 30, 2012 respectively. The substantial decrease is mainly due to the $975,000 of realized loss on available for sale marketable securities that the Company accounted for at September 30, 2012.

The net losses for the periods for the three months ended September 30, 2013 and September 30, 2012 were $243,143 and $1,191,907 respectively.

The Company had 30,784,202 and 29,627,700 shares issued and outstanding at September 30, 2013 and September 30, 2012 respectively. The weighted averages were 30,784,202 and 29,286,135 shares for both three month periods hence the respective loss per share was $(0.01) and $(0.04).

LIQUIDITY AND CAPITAL RESERVES

As of September 30, 2013:

As reflected in the accompanying financial statements, the Company had a loss of $1,150,568 for the nine months ended September 30, 2013. Net cash used in operations of $(128,845) for the nine months ended September 30, 2013; and a working capital deficit of $(474,666) and stockholders´ deficit of $1,268,677 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP which was equivalent to $319,598 with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.

On October 18, 2013, the Company exercised its option to prepay the loan it secured for $42,500 on April 23, 2013.

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

As of September 30, 2012:

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

In connection with these loans, the Company had issued 140,000 shares of common stock, having a fair value of $70,000 ($0.50/share), based upon recent third party services rendered at that time, and 20,000 options to one lender having an exercise price of $1, expiring September 2013. The fair value of the options was $6,968. At September 30, 2013 the lender did not exercise the options.

The 140,000 shares of common stock issued in connection with the bridge loans were treated as a debt discount of $70,000. The remaining valuation of the options, $6,968, was recorded as interest expense.

The Company applied fair value accounting for the options issued to the lender. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes pricing model.

The Black-Scholes assumptions used were as follows:

Exercise price	$1
Expected dividends	0%
Expected volatility	200%
Risk fee interest rate	0.35%
Expected life of options	1.5 years
Expected forfeitures	0%

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

Our specific plan of operations and milestones for November 2013 through April 2014 are as follows:

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

SIGN CONTRACTS WITH A MINIMUM OF SIX NEW CLIENTS.

We hope that we will gain at least four new consultancy contracts before December 31, 2013 and a further two new clients during the first quarter of 2014.

At present we are in advanced negotiations with seven companies that wish to list their stock either on a US market or on the NASDAQ Dubai.

OFFICE IN DUBAI

On November 1, 2013 we rented a 1400 square foot office located at X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers in Dubai and we intend to have the office staffed and fully operational on or before January 1, 2014.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●·	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) not effective.

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

At September 30, 2013, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

The issuances of the above shares of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S and/or Section 4(a) (2) promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1	Certification under Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification under Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification under Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification under Section 906 of Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: November 13, 2013	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

