Form 10-K
period 2013-12-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2014-03-31
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-54557

GLOBAL EQUITY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State of Incorporation)	(I.R.S. Employer Identification No.)

X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai, UAE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $2,621,204.

As of March 28, 2014, there were 31,044,202 shares of our common stock outstanding.

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

3

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Equity International, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Global Equity International, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Equity International, Inc. and subsidiary as of December 31, 2013 and 2012 and the result of its operations, comprehensive income (loss) and its cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 24, 2014.

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

(Audited)

	December 31, 2013	December 31, 2012
Assets

Current Assets
Cash	$48,856	$4,852
Accounts receivable	2,520	145,020
Prepaids	33,799	1,919
Other Current Assets	452,201	-
Loans receivable	6,000	-
Total current assets	543,376	151,791

Investment, cost	5,000	160,000

Fixed assets, net	7,817	6,462

Total assets	$556,193	$318,253

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Deferred revenue	$247,000	$-
Accounts payable and accrued liabilities	38,989	126,059
Accounts payable - related parties	192,053	421,500
Loans payable - related party	57,194	48,075
Accrued interest	120,918	-
Notes payable - net of unamortized discount of $16,688 and $0, respectively	996,531	10,000
Total current liabilities	1,652,685	605,634

Long term liabilities
Convertible loan payable - related party	324,475	-
Total long term liabilities	324,475	-

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,983,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	1,020,000	480,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 31,044,202 shares and 29,627,700 shares issued and outstanding, respectively.	31,045	29,628
Additional paid in capital	2,657,659	2,070,554
Stock payable	82,850	-
Accumulated deficit	(5,212,521)	(2,867,563)
Total stockholders’ deficit	(2,440,967)	(767,381)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$556,193	$318,253

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Audited)

	Years Ended December 31,
	2013	2012

Revenue	$174,349	$609,000

General and administrative expenses	467,939	394,059
Stock compensation	540,000	1,333,330
Salaries	550,283	499,999
Professional services	646,179	183,735
Depreciation	1,382	117
Impairment of financial assets	160,000	975,000
Total operating expenses	2,365,784	3,386,240

Net loss from operations	(2,191,435)	(2,777,240)

Other income(expenses):
Interest expense	(148,210)	(77,847)
Foreign currency transaction loss	-	(469)
Amortization of debt discount	(23,513)	-
Gain on settlement of liabilities	18,200	-
Total expenses	(153,523)	(78,316)

Net loss	$(2,344,958)	$(2,855,556)

Weighted average number of common shares outstanding - basic	30,474,948	29,149,498

Net loss per common share - basic	$(0.08)	$(0.10)

Comprehensive Loss:
Net loss	(2,344,958)	(2,855,556)
Comprehensive Loss	$(2,344,958)	$(2,855,556)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

(Audited)

	Years Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(2,344,958)	$(2,855,556)

Adjustments to reconcile net loss to net cash used in operating activities

Impairment loss on available for sale marketable securities	-	975,000
Consulting revenues received in marketable securities	(5,000)	(60,000)
Non cash contributions for services	540,000	1,333,330
Depreciation	1,382	117
Gain on settlement of liabilities	(18,200)	-
Common stock issued for services	491,311	87,500
Common stock issued in lieu of interest payable	-	500
Stock issued for interest payment	3,900	-
Stock payable for services	82,850	-
Issuance of options in connection with debt financing treated as interest expense	-	6,968
Amortization of debt discount	23,407	70,000

Changes in operating assets and liabilities:
Prepaids, cash	(23,569)	(1,368)
Accrued interest	120,918	-
Accounts payable and accrued liabilities	(68,871)	98,868
Accounts payable - related parties	170,028	275,972
Deferred revenue	247,000	-
Accounts receivable	142,500	(110,020)
Other current assets	(452,200)	-
Impairment of financial assets	160,000	-

Net cash used in operating activities:	(929,502)	(178,689)

Cash Flows used in investing activities:
Office furniture and equipment, net	(2,737)	(6,579)
Loans given to non-affiliate	(6,000)	-

Net cash used in investing activities	(8,737)	(6,579)

Cash flows from financing activities:
Proceeds from loans - related parties	10,319	26,802
Repayment of loans- related party	(1,200)	-
Proceeds for notes payable	1,015,624	70,000
Repayments of loans - related parties	-	(18,900)
Repayment of notes payable	(52,500)	(30,000)
Proceeds from issuance of common stock	10,000	140,000

Net cash provided by financing activities	982,243	187,902

Net increase in cash	44,004	2,634

Effect of Exchange Rates on Cash	-	-

Cash at Beginning of Period	4,852	2,218

Cash at End of Period	$48,856	$4,852

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable settled in shares	$75,000	$10,000
Prepaid expenses paid in stock	$8,311	$-
Conversion of notes payable into common stock	$-	$30,000
Conversion of balance in accounts payable - related party to loans payable	$324,475	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

(Audited)

					Retained	Accumulated	Total
			Additional		Earnings	Other	Stockholders’
	Common Stock		Paid-in	Stock	(Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Payable	Deficit)	Income (Loss)	(Deficit)

Balance - December 31, 2011	28,780,700	28,781	393,103	-	(12,007)	615,000	1,024,877

Issuance of warrants for interest on notes payable	-	-	6,968	-	-	-	6,968

Issuance of common stock as debt discount on notes payable ($0.50/share)	140,000	140	69,860	-	-	-	70,000

Common stock issued in settlement of accounts payable	20,000	20	9,980	-	-	-	10,000

Common stock issued for services ($0.50/share)	25,000	25	12,475	-	-	-	12,500

Common Stock issued for cash ($0.50/share)	280,000	280	139,720	-	-	-	140,000

Common stock issued for settlement of debt ($0.50/share)	40,000	40	19,960	-	-	-	20,000

Common stock issued for settlement of debt ($0.25/share)	40,000	40	9,960	-	-	-	10,000

Common Stock Issued in lieu of interest payable ($0.25/share)	2,000	2	498	-	-	-	500

Common stock issued for services ($0.25/share)	300,000	300	74,700	-	-	-	75,000

Contributed capital	-	-	1,333,330	-	-	-	1,333,330

Net loss for 2012	-	-	-	-	(2,855,556)	-	(2,855,556)

Reclassification of other comprehensive losses due to the permanent impairment of available for sale marketable securities	-	-	-	-	-	(615,000)	(615,000)

Balance - December 31, 2012	29,627,700	$29,628	$2,070,554	$-	(2,867,563)	$-	$(767,381)

Common stock issued in lieu of interest payment ($0.12/share)	20,000	20	2,380	-	-	-	2,400

Common stock issued for services ($0.12/share)	120,000	120	14,280	-	-	-	14,400

Common stock issued for services ($0.15/share)	20,000	20	2,980	-	-	-	3,000

Common stock issued in lieu of interest payment ($0.15/share)	10,000	10	1,490	-	-	-	1,500

Common stock issued for services ($0.16/share)	10,000	10	1,590	-	-	-	1,600

Common stock issued for services ($0.17/share)	139,835	140	23,632	-	-	-	23,772

Common stock issued for services ($0.22/share)	10,000	10	2,190	-	-	-	2,200

Common stock issued for services ($0.27/share)	20,000	20	5,380	-	-	-	5,400

Common stock issued for services ($0.25/share)	500,000	500	124,500	-	-	-	125,000

Common stock issued for services ($0.29/share)	150,000	150	43,350	-	-	-	43,500

Common stock issued for services ($0.45/share)	10,000	10	4,490	-	-	-	4,500

Common stock issued for services ($0.55/share)	35,000	35	19,215	-	-	-	19,250

Common stock issued for services ($0.70/share)	10,000	10	6,990	-	-	-	7,000

Common stock issued for services ($0.80/share)	10,000	10	7,990	-	-	-	8,000

Common stock issued for services ($0.95/share)	150,000	150	142,400	-	-	-	142,550

Common stock issued for services and payables ($0.80/share)	100,000	100	79,900	-	-	-	80,000

Common stock issued in settlement of debt ($1.10 per share)	75,000	75	82,375	-	-	-	82,450

Common stock issued in settlement of debt ($1.20 per share)	10,000	10	11,990	-	-	-	12,000

Common Stock issued for cash ($0.60/share)	16,667	17	9,983	-	-	-	10,000

Common stock issuable under commission agreement	0	0	0	82,850	-	-	82,850

Net loss	0	0	0	-	(2,344,958)	-	(2,344,958)

Balance - December 31, 2013	31,044,202	$31,045	$2,657,659	$82,850	$(5,212,521)	$-	$(2,440,966)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 1 - Nature of Operations

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

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $2,344,958 for the year ended December 31, 2013, $160,000 of which is due to the permanent impairment financial assets; and net cash used in operations of $(929,502) for the year ended December 31, 2013; and a working capital deficit of $(1,109,309) and stockholders´ deficit of $2,440,966 for the year ended December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and at December 31, 2012 respectively; the Company had no cash equivalents.

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

All securities held at December 31, 2013 and December 31, 2012, respectively were designated as available for sale. Any un-realized gains and losses are reported as a component of other comprehensive income (loss). Realized gains (losses) will be computed on a specific identification basis and will be reflected in the statement of operations.

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

At June 30, 2013, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of one of the investments: hence the Company impaired $160,000 of the investments.

Also at June 30, 2013, the Company received 2,000,000 shares from a private company and client having a cost of $2,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 8.55% of the common stock in a private company in which the best evidence of value was the services rendered.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded as permanent impairment loss on available for sale marketable securities of $160,000 and $975,000 as of December 31, 2013 and 2012, respectively.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Office equipment	$9,316	$6,579
Accumulated depreciation	$(1,499)	$(117)

Net fixed assets	$7,817	$6,462

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

For the years ended December 31, 2013 and December 31, 2012 the Company received marketable securities and cash as consideration for services rendered.

At December 31, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivables with customers:

Customer	December 31, 2013	December 31, 2012

ACI	100%	0%

SPI	0%	99%

For the years ended December 31, 2013 and December 31, 2012, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2013	December 31, 2012

SAC	14%	0%

ANR	14%	0%

DSI	63%	20%

ACI	8%	10%

VOZ	0%	10%

REG	0%	25%

SPI	0%	30%

During the year ended December 31, 2013, the Company received $3,000 in equity securities in a private company in exchange for services performed. The valuation was based on 3,000,000 shares at $0.001 per share. The company also received $2,000 in equity securities in another private company in exchange for services to be performed. The valuation was based on 2,000,000 shares at $0.001 per share.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The company currently holds the following equity securities in private and also reporting companies:

Company	No. Shares	Status

M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	2,000,000	Private Company

	11,700,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the year ended December 31, 2013 the Company received $307,000 from two clients for service to be rendered during the year 2013 and 2014. At December 31, 2013, the Company recognized $60,000 of this deferred revenue as revenue; leaving a deferred revenue balance of $247,000.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

On November 15, 2010, the date of the reverse recapitalization, the Company became subject to federal and state income taxes.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest for the years ended December 31, 2013 and 2012.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2013 and 2012 tax years.

The Company’s subsidiary, GEP, is incorporated under the laws of the Republic of Seychelles (“Seychelles”). A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. GEP did not do business in Seychelles for the years ended December 31, 2013 and December 31, 2012, and GEP does not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2013 and December 31, 2012. All business activities were performed by GEP in Dubai for the years ended December 31, 2013 and December 31, 2012. Dubai does not have an income tax.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The carrying amounts reported in the balance sheet for prepaid expenses, accounts receivable, accounts payable, accounts payable to related parties and loans payable to related parties, approximate fair value based on the short-term nature of these instruments.

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets still held at December 31, 2013.

The Company permanently impaired 1,500,000 shares of Monkey Rock Group Inc. due to the fact that the company was demoted to the Pink sheets; there was no current financial information available on the company and no market to allow the Company to sell the stock.

The following is the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2013	December 31, 2012

Level 1 – None	$-	$-
Level 2 – Marketable Securities	-	-
Level 3 – Non-Marketable Securities	5,000	160,000
Total	$5,000	$160,000

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

Management believes that an “other-than-temporary impairment” would not be justified, as according to ASC 320-10 an investment is considered impaired when the fair value of an investment is less than its amortized cost basis. The impairment is considered either temporary or other-than-temporary. The accounting literature does not define other-than-temporary. It does, however, state that other-than-temporary does not mean permanent; although, all permanent impairments are considered other-than-temporary. The literature does provide some examples of factors which may be indicative of an “other-than-temporary impairment”, such as:

●	the length of time and extent to which market value has been less than cost;

●	the financial condition and near-term prospects of the issuer; and

●	the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Management believes that the fair value of its investment has been correctly measured, as the length of time that the stock has been less than cost is nominal. The financial condition and near-term prospects of the Company’s investment is expected to realize improved value due to a public reverse merger.

Changes in Level 3 assets measured at fair value for the years ended December 31, 2013 and 2012 were as follows:

Balance, December 31, 2011	100,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	60,000
Impairment loss	-
Balance, December 31, 2012	160,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	5,000
Impairment loss	(160,000)
Balance, December 31, 2013	$5,000

Loans to Third Parties

On March 22, 2013 the Company granted a loan to Dreamscapes Properties International Inc. The principal amount lent was $6,000, the agreed interest rate was 5% per annum and finally, the loan would have to be repaid no later than one year from the date that the loan was granted. This loan is currently in default, the Company plans to speak to Dreamscapes Properties International Inc. with a review to discuss a payment plan over the next 6 months.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 4 - Debt

(A) Related Party – short term

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of December 31, 2013 and as of December 31, 2012 respectively:

Loans payable – related party – December 31, 2012	$48,075
Proceeds from loans	9,819
Repayments	700
Loans payable – related party – December 31, 2013	$57,194

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(B) Related party – long term

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2013, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted this amount to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gives an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share. The balance outstanding in the Loan Payable account as at December 31, 2013 is $324,475. The Company assessed if there is a beneficial conversion feature cost associated with this transaction, none was noted.

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

Both note holder “A” and “B” were paid in full.

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

On April 23, 2013, the Company secured a nine month convertible loan for $42,500 with an 8% interest rate due on January 29, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. On October 18, 2013, the Company exercised its option to prepay the loan it secured for $42,500.

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

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time. The Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to five month extension. This stock compensation as issued to the lender also on December 12, 2013.

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.

On November 29, 2013, the Company received a loan in the amount of $450,000 from United Kingdom resident and subsequently the Company issued a Convertible Note due on November 25, 2014 (“Convertible Note”). The Convertible Note will bear interest at the rate of 10% per annum until maturity. The Convertible Note may be converted into shares of the issuer’s common stock at a conversion price of $.50 per share at the option of the holder of the Convertible Note. If the Convertible Note is not paid in full or converted into common stock of the Company prior to its maturity date, then the Convertible Note will accrue interest at the rate of 4.5% per annum from the maturity date until paid in full. This $450,000 loan was used as a guarantee for a loan amounting to $3,540,000 applied for to a United Kingdom financial institution on December 9, 2013. At December 31, 2013 the loan had still not been approved due to technical reasons solely related to the lender.

The amounts paid to acquire the debt financing have been treated as a debt discount hence at December 31, 2013, the Company recorded debt discount of $40,200. This will be amortized over the life of the respective loans.

During the year ended December 31, 2013 and December 31, 2012, the Company amortized $50,348 and $70,000.

(D) Accounts payable – related parties

The following table represents the accounts payable to related parties as of December 31, 2013 and December 31, 2012, respectively:

	12/31/2013	12/31/2012

Salaries	182,080	414,034
Expenses	9,973	7,466
	$192,053	$421,500

As discussed in note no. 4(B), the Company converted $324,475 of related party accounts payable into a convertible loan during the year ended December 31, 2013.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 5 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the federal statutory rate approximately as follows:

	2013	2012

Income Tax provision at Statutory rate:	$(814,647)	$(536,981)

Increase (decrease) in income tax due to:
Non-Taxable foreign earnings	317,325	457,519
State taxes	-	-
Change in valuation allowance	497,322	79,462

Total	$-	$-

Net deferred tax assets and liabilities are comprised approximately of the following:

	2013	2012

Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss	$497,322	$79,462
Valuation allowance	$(497,322)	$(79,462)
	$-	$-

Net deferred tax assets (liabilities)	$-	$-
Non-current assets (liabilities)	$-	$-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

During the years ended December 31, 2013 and 2012, the Company generated net operating losses of approximately $497,322 and $79,462, respectively, for federal and Florida income tax purposes. These losses can be carried forward and used to offset taxable income in future years and will start expiring on December 31, 2032.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2013 and 2012, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $497,322 and $79,462 has been provided in the accompanying financial statements as of December 31, 2013 and 2012, respectively.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

For the year ended December 31, 2013 and December 31, 2012, GEP incurred a loss of approximately $2,344,958 and $2,855,556, respectively.

Therefore, GEP had negative earnings and profits and does not have any foreign earnings and profits to be distributed. Since GEP does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of December 31, 2013 and 2012.

The Company is not subject to any foreign income taxes for the years ended December 31, 2013 and 2012. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2013 and 2012 tax years.

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

On December 12, 2013 the Company issued 450,000 Series “A” preferred shares to the Company’s CFO (200,000), CEO (200,000) and one employee (50,000) having a fair value of $540,000 ($0.12 per share), based upon the fair value of the services rendered, which represented the best evidence of fair value.

The Company has determined that no beneficial conversion feature or derivative financial instruments exist in connection with the Series “A”, convertible preferred stock, as the conversion rate was fixed at an amount equal to the market price of the Company’s common stock. Additionally, there are a stated number of fixed shares.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Redeemable Preferred Stock

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside of stockholders’ equity when the stock is:

●	Redeemable at a fixed or determinable price on a fixed or determinable date,

●	Redeemable at the option of the holder, or

●	Redeemable based on conditions outside the control of the issuer.

The Series “A”, convertible preferred stock is redeemable on December 1, 2014 and it is presented on the balance sheets as “Redeemable Preferred Stock” in a manner consistent with temporary equity. There are no other features associated with this class of redeemable preferred stock, which require disclosure. The carrying amount and redemption amount is $1,020,000. There are no redemption requirements.

(B) Common Stock

During the year ended December 31, 2013, the Company issued the following shares:

Date	Type	Shares	Valuation	Range of value per share
02/15/2013	Stock issued for services and payables	100,000	$80,000	$0.80
03/12/2013	Stock issued for settlement of debt	75,000	$82,500	$1.10
04/05/2013	Stock issued for services	150,000	$142,500	$0.95
04/05/2013	Stock issued for services	500,000	$125,000	$0.25
04/15/2013	Stock issued for services	25,000	$13,750	$0.55
04/24/2013	Stock issued for services	150,000	$43,500	$0.29
05/03/2013	Stock issued for cash	16,667	$10,000	$0.60
05/17/2013	Stock issued for services	40,000	$6,800	$0.17
05/17/2013	Stock issued for services	99,385	$16,972	$0.17
12/12/2013	Stock issued in lieu of interest	30,000	$3,900	$0.13
Various	Stock issued for services	120,000	$50,400	$0.42
12/12/2013	Stock issued for services	10,000	$1,200	$0.12
12/18/2013	Stock issued for services	100,000	$12,000	$0.12

(C) Stock options

The following is a summary of the Company’s options activity:

	Number of options	Weighted Average Exercise Price
Balance at December 31, 2012	20,000	$1.00

- Granted	-	$-

- Exercised	-	$-

- Forfeited	20,000	$1,00

Balance at December 31, 2013	-	$-

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

This stock option expired on September 13, 2013. The fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model.

The Black Scholes assumptions used were as follows:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	182%
Risk fee interest rate	0.3%
Expected life	1.5 years
Expected forfeitures	0%

(D) Stock payable

On April 24, 2013, the Company entered into a consulting agreement with Robert Sullivan. As per the agreement the Company will be issuing 150,000 restricted shares to the consultant. The agreement also stipulates a condition where the Company guarantees a minimal value of $100,000 at the time of legend removal and any shortfall will be taken care of by issuance of additional shares. As of the date of the agreement the shares are valued at $43,500. The value of shares as at December 31, 2013 were $22,650 hence the difference of $77,350 is recorded as stock payable.

On June 4, 2013, the Company received $50,000 from Direct Securities Integration, Inc in pursuance of a notes payable agreement. The agreement stipulates a condition for the payment of 10,000 shares in lieu of interest on the day of agreement. Such shares are not issued as of December 31, 2013, and are valued at $5,500.

Note 7 - Commitments and contingencies

On April 24, 2013, the Company entered into advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During 2013 the Company paid $10,000 in cash, the balance of $20,000 was due within 60 days of the signing of the agreement; this amount is unpaid as at December 31, 2013, 2013. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. At December 31, 2013 the legend is still not removed, the Company has accrued for the shortfall of $77,350 as a stock payable.

Note 8 - Other current assets

The following is a summary of the Company’s other current assets:

	2013		2012
Cash collateral paid to secure loan	$450,000	(1)	$-

Retainers paid to legal counsel	2,201		-

	$452,201		$-

_______________________

(1)	Please refer to Note 4(C) – Notes payable and Note 9 – Subsequent Events.

Note 9 - Subsequent events

On December 9, 2013, the Company signed a 10 year loan facility agreement with and Irish company called PPF Capital Source Lending Company 2 Limited domiciled in Dublin (Ireland), for $3,540,000 at 4.5% interest per annum. The interest will be paid on a basis monthly but only on the amounts drawn down on the loan.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The company had to guarantee the loan by way of a cash payment of $450,000 which it did on December 12, 2013 (this amount is reflected on our balance sheet under “other current assets”).

The loan agreement was and still is contingent on PPF´s securing a minimum cash collateral of $10,000,000 collectively or individually from all borrowers / subscribers. To date, PPF has not reached this critical mass of $10,000,000 but we understand that PPF is not far off this amount hence drawdown can be estimated on or before April 30, 2014.

On February 4, 2014 we were engaged by a Dutch company called Medinas Holdings BV. The scope of our engagement was to source the company a Dubai sponsor for a subsequent listing of its stock on the Dubai NASDAQ.

On February 10, 2014 we were engaged by a Norwegian and UK based company called Your MD AS. The scope of our engagement was to source the company a Dubai sponsor for a subsequent listing of its stock on the Dubai NASDAQ.

On February 26, 2014 we were engaged by a United Kingdom and Africa based company called Iron ore of Africa Limited. The scope of our engagement was to source the company a Dubai sponsor for a subsequent listing of its stock on the Dubai NASDAQ.

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

HISTORICAL BUSINESS TRANSACTED

BUSINESS TRANSACTED IN 2010

GEP completed two transactions in 2010.

(1)	M1 LUXEMBOURG AG

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

(2)	MONKEY ROCK GROUP INC.

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

As of December 31, 2013, this Company is no longer a client. We did not receive any further cash or stock compensation.

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

Black Swan Data Limited paid us $40,000 has been paid under this contract.

As of December 31, 2013, this Company is no longer a client. We did not receive and further cash or stock compensation.

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

As of December 31, 2013, this Company has paid all cash and stock that was contractually agreed.

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

As of December 31, 2013, this Company is no longer a client

(5)	DIRECT CCTV / DIRECT SECURITY INTEGRATION INC.

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

As of December 31, 2013, this Company has paid all cash and stock that was contractually agreed.

NEW BUSINESS TRANSACTED IN 2012

At the beginning of 2012, we had contracts with five companies: (1) RFC K.K., a Japan based company; (2) Black Swan Data Limited, a United Kingdom based company; (3) Arrow Cars SL, (now called Arrow Cars International Inc.), a company based in Spain; and (4) Voz Mobile Cloud Ltd., a U.S. corporation and (5) Direct CCTV / Direct Security Integration Inc., a UK and US based company.

During 2012, we gained the following clients:

(1)	REGIS CARDS LIMITED.

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

(2)	BTI / SCORPION PERFORMANCE INC.

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

Scorpion agreed to pay us $350,000 and to date we have been paid $180,000. In addition, we have agreed that we will receive a 6% equity stake in Scorpion upon its initial public offering on the Dubai NASDAQ.

(3)	UNIVERSAL ENERGY SOLUTIONS BV

Universal Energy Solutions BV, a Dutch green energy company, that desires to list its stock on the Dubai Nasdaq, but first requires our Company to source a Dubai sponsor that would agree to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and has been paid in full. We have subsequently sourced an appropriate Dubai sponsor the client decided not to pursue the public listing in the Dubai NASDAQ.

(4)	INNOVEAS AG

Innoveas AG., a German technology incubator that wishes to also list its shares on the Dubai Nasdaq but as before also requires our Company to source a Dubai sponsor that would be in agreement to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and has been paid in full. We have subsequently sourced an appropriate Dubai sponsor but the client decided not to pursue the public listing in the Dubai NASDAQ.

(5)	ARABIAN NUBIAN RESOURCES LIMITED

Arabian Nubian Resources Limited, a United Kingdom based company that has mining contacts in North East Africa that wishes to list its shares on the Dubai Nasdaq but as before also requires our Company to source a Dubai sponsor that would be in agreement to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We were unable to source a sponsor in Dubai for this company hence the company decided not to peruse the public listing in the Dubai NASDAQ.

NEW BUSINESS TRANSACTED IN 2013

At the beginning of 2013, we already had contracts with five companies: (1) Arrow Cars International Inc., a company based in Spain and the US; and (2) Voz Mobile Cloud Ltd., a U.S. corporation, (3) Direct CCTV / Direct Security Integration Inc., a U.K. and U.S. based company, (4) BTI / Scorpion Performance Inc. based in the U.S., and (5) Direct CCTV / Direct Security Integration Inc., a U.K. and U.S. based company.

During 2013, we gained the following clients:

(1)	SCANDINAVIAN AGRITEX CO. LIMITED

Scandinavian Agritex Co. Limited is a United Kingdom based company that is a green “Agriculture Technology and Textile” company whose business is situated in Sri-Lanka, Norway and the United Kingdom whose main purpose to develop and rapidly expand the organic cotton industry in the country. Scandinavian Agritex Co. Limited was founded by textile professionals, fashion brand owners, and finance people with significant international management experience. SAC has an extensive management team comprised of highly skilled and competent agronomists, farmers and textile professionals. The Company´s long term objective is to operate the entire textile value chain, including cultivation of cotton, ginning, spinning, weaving, garment manufacture, fashion and retail, with the objective of retaining control and generating significant margins on each step of the chain. Furthermore, the Company intends to produce organic cotton fabrics to be used in the sustainable clothing lines of well-known fashion brands and retailers.

We have contracted to provide Scorpion the following services:

●	Act as a corporate finance advisor to Scandinavian Agritex Co. Limited;

●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market Scorpion, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Scandinavian Agritex Co. Limited agreed to pay us $400,000 and to date we have been paid $210,000. In addition, we have agreed that we will receive a 6% equity stake in Scorpion upon its initial public offering on the Dubai NASDAQ.

OUR BUSINESS IN 2014

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

FUTURE PLANS

MILESTONES FOR 2014/2015:

Our specific plan of operations and milestones through March 2015 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

(1)	Certain registered investment houses in London (United Kingdom).
(2)	An Austrian management consultancy firm based in Vienna (Austria).
(3)	Various investment banks based in Dubai (UAE)
(4)	Certain Private Banks based in Amsterdam (Holland) and Zurich in Switzerland.
(5)	The Colombo Stock Exchange in Sri Lanka.
(6)	Various family offices in Dubai (UAE).

We do not have any verbal or written agreements with the firms identified above, as our relationship with each of them has been developed over the past year or so.

We intend to develop relationships with a further six “introducers” to potential new business for the Company before the end of June 2014.

2)	DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the company allowing us a license to trade in the area. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

3)	CREATE A MORE EFFICIENT SYSTEM FOR REVIEWING PROSPECTIVE BUSINESSES.

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

We will create a deeper due diligence program allowing us to dig deep on any prospective client prior to engagement thus protecting the company from any future problems by employing one new staff member that will be responsible for the due diligence analysis and creating a report for our file on their findings.

4)	EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during 2014 which will hopefully enable us to:

(1)	Find potential merger and acquisition candidates.
(2)	Introduce our clients to brokers and investment bankers.
(3)	Introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing.

The only additional cost for this activity will be a very small administrative burden for telephone calls and communications to be funded out of operational income, mainly income receivable from clients currently under contract.

5)	DEVELOP IN HOUSE IT DEPARTMENT

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and therefore it will become vital in our cash flow forecasting.

6)	DUAL LISTING DUBAI

In 2014, we intend to become one of the first foreign companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

7)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY IN DUBAI

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

8)	EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We intend to take our consultancy service outside of the Middle East and Europe into Asia and Sri Lanka. We will expand on a ‘Commission Only’ basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add at least one new member to our administration team within the first quarter of 2014.

9)	ROAD SHOWS

We will continue the “Road shows”, in Dubai with the support of the Dubai NASDAQ for companies already listed in Sri Lanka and other parts of Asia who could be seeking a dual listing in Dubai to provide liquidity and more capital raising options. We have commenced initial conversations with a brokerage house in Sri Lanka to look at their clients they have that would be suitable for the Dubai market. We will initially invite management of selected companies to Dubai for a two day event in conjunction with Nasdaq Dubai and a number of leading Investment Institutions, the anticipated cost of this is to be met by the prospective clients themselves and sponsorship from the institutions and Nasdaq Dubai.

10)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

The foundation for this development has been created in 2013. In 2014, we intend to cement in the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore

To service the clients generated from these markets we will spend time creating a network of service companies who we can utilize to assist us on a local basis. We will explore the possibilities of dual listings for our clients in Singapore to allow us a local market for any Asian clients we will attract and giving the company a firm foothold in the Asian territory.

11)	EMPLOYEES; IDENTIFICATION OF A SIGNIFICANT EMPLOYEE

We currently have four employees: Peter J. Smith, Enzo Taddei, Patrick V. Dolan and Zara V. Clark. Peter J. Smith, our President, and Enzo Taddei, our Chief Financial Officer and Patrick V. Dolan, new business managing director, and Zara V. Clark, our Dubai office manager, each have an employment agreement with the Company. All are full time employees of the Company. We intend to hire additional employees in 2014, such as an in-house analyst in Dubai and a person to assist our new business managing director in London.

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

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2014 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

DEPENDENCE ON KEY EMPLOYEES

The Company is heavily dependent on the ability of our President, Peter Smith, our Chief Financial Officer, Enzo Taddei and our new business managing director, Patrick V. Dolan. The loss of the services of Mr. Smith, Mr. Taddei or Mr. Dolan would seriously undermine our ability to carry out our business plan.

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

REPORTS TO SECURITY HOLDERS

The public may view and obtain copies of the Company’s reports, as filed with the Securities and Exchange Commission, at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330 1-800-SEC-0330 FREE. Additionally, copies of the Company’s reports are available and can be accessed and downloaded via the internet on the SEC’s internet site at http://www.sec.gov.

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

RISKS ASSOCIATED WITH OUR COMPANY

WHILE WE HAVE A LITTLE OVER THREE YEARS OF OPERATING HISTORY. THERE IS NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We were incorporated in Nevada on October 1, 2010, and our wholly-owned subsidiary, GE Partners Plc., was formed on September 2, 2009. For the fiscal year ended December 31, 2013, we incurred a net loss from operations of $2,344,958 and which included a realized loss on impairment of marketable securities of $160,000 and stock compensation to the Company´s CEO, CFO and New Business managing Director valued at $540,000.

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

BECAUSE PETER J. SMITH, OUR PRESIDENT, OWNS 52.61% OF OUR TOTAL OUTSTANDING COMMON STOCK AND 1,200,000 (60.50%) SHARES OF OUR TOTAL OUTSTANDING PREFERRED STOCK, MR. SMITH WILL RETAIN CONTROL OF US AND WILL BE ABLE TO DECIDE WHO WILL BE DIRECTORS AND YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS WHICH COULD DECREASE THE PRICE AND MARKETABILITY OF OUR SHARES.

Peter J. Smith, our President, owns 52.61% of our total outstanding common stock and 60,50% of our total outstanding preferred stock. As a result, Peter J. Smith will own the vast majority of the shares of our Common Stock, a majority of the shares of our preferred stock and super-voting rights attributable to his preferred stock, which allow him to cast two (2) votes per share of preferred stock and he will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

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

●	On November 15, 2011, the shares of one of our clients, M1 Luxembourg AG, were delisted from the Frankfurt Open Market, resulting in a $1,086,160 loss on the value of our shares in M1 Luxembourg AG.

●	On September 30, 2012, the shares of another of our clients, Monkey Rock Group Inc. were demoted to the Pink Sheets from the OTCQB, resulting in a $975,000 loss on the value of our shares in Monkey Rock Group Inc.

●	On June 30, 2013, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of our investments in Voz Mobile Cloud Limited hence the Company impaired $160,000 of the investments.

WE MAY BE SUBJECT TO FURTHER GOVERNMENTAL REGULATION, INCLUDING THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

As part of our business model, GEP accepts equity securities in our clients as partial compensation for our services. Prior to 2012, 40% or more of our income was derived from the receipt of equity securities and more than 40% of our assets were comprised of equity securities that we received in exchange for some of our services. In 2012, only 9.85% of our income was derived from the receipt of equity securities. As of December 31, 2013, 1% of our assets were comprised of equity securities.

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

We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 38,955,798 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

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

On December 12, 2013 the Company issued 450,000 Series “A” preferred shares to the Company’s CFO (200,000), CEO (200,000) and one employee (50,000) having a fair value of $540,000 ($0.12 per share), based upon the fair value of the services rendered, which represented the best evidence of fair value.

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

The Company does not own any property. Our executive offices are located at X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai, U.A.E.; this office consists of 1,400 square feet of office space for which we pay a monthly rent of $2,500. We also have a satellite office located in London based in another office in Level 17 Dashwood House, 69 Old Broad Street, London EC2M 1QS, United Kingdom. Peter J. Smith, our President and Chief Executive Office, is based in Dubai and Enzo Taddei, our Chief Financial Officer, is based between Spain and Dubai.

ITEM 3.	LEGAL PROCEEDINGS.

We are not subject to any legal proceedings and are not aware of any threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2013, the Company’s Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol “GEQU.OB.” The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2013	High	Low
First Quarter (1)	$1.20	$0.70
Second Quarter (1)	$0.97	$0.10
Third Quarter (1)	$0.27	$0.15
Fourth Quarter (1)	$0.45	$0.10

Fiscal 2012	High	Low
First Quarter	$--	$--
Second Quarter	$--	$--
Third Quarter	$--	$--
Fourth Quarter (1)	$1.00	$0.24

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS. As of the date of this filing, there were 74 record holders of the 31,044,202 shares of the Company’s issued and outstanding Common Stock.

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

SECURITIES ISSUED BETWEEN NOVEMBER 1, 2010, AND SEPTEMBER 30, 2011 (WITHIN THE ONE-YEAR COMPLIANCE PERIOD APPLICABLE TO NON-REPORTING ISSUERS AS SET FORTH IN CATEGORY 3 OF RULE 903 OF REGULATION S):

Effective November 1, 2010, the Company issued 5,000,000 shares of common stock to Enzo Taddei, an individual (non-“U.S. person” as defined in Rule 902 of Regulation S), for accounting and financial modeling services rendered to Global Equity Partners PLC valued at $5,000. Mr. Taddei became the Chief Financial Officer and a Director of the Company in September 2011.

On November 14, 2010, the Company issued 1,000,000 shares of common stock to Miss Pilar Tardon, an accountant in Spain, and an individual (non-“U.S. Person” as defined in Rule 902 of Regulation S), in exchange for professional services rendered to the Company and also for an introduction commission. The professional services rendered related to financial restructuring of one of our current clients, Arrow Cars SL; these services were valued at $25,000. Miss Tardon also submitted to the Company an invoice for a further $25,000 for her introduction of Arrow Cars SL. Therefore, the total value of Miss Tardon’s services were valued at $50,000 and paid by our issuance to her of 1,000,000 shares of common stock.

The Company issued 20,000,000 shares of common stock to Peter Smith (a non-“U.S. Person” as defined in Rule 902 of Regulation S) pursuant to a Plan and Agreement of Reorganization dated November 15, 2010, when the Company acquired 100% of the common stock of Global Equity Partners PLC in a private transaction, resulting in Global Equity Partners PLC becoming a wholly-owned subsidiary of the Company. Following the closing of this transaction, Peter Smith became our President and Chief Executive Officer and a member of our board of directors.

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

Between May 2, 2011, and June 15, 2011, the Company issued a total of 103,100 shares of common stock in a private offering to a total of 27 non-related persons (non-“U.S. persons” as defined in Rule 902 of Regulation S) at $.50 per share for an aggregate consideration of $51,550, as follows:

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

On September 23, 2011, the Company issued 9,600 shares of common stock to Samuel James Cameron, an individual (a non-“U.S. Person” as defined in Rule 902 of Regulation S), in exchange for marketing consultancy services rendered to the Company valued at $4,800.

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

On December 12, 2013 the Company issued 450,000 Series “A” preferred shares to the Company’s CFO (200,000), CEO (200,000) and one employee (50,000) having a fair value of $540,000 ($0.12 per share), based upon the fair value of the services rendered, which represented the best evidence of fair value.

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

On February 15, 2013, the Company issued 100,000 common restricted shares at $.80 to Tricon Holdings Limited in exchange of $80,000 of marketing services rendered to the Company.

On March 12, 2013, the Company issued 75,000 common restricted shares at $1.10 to Tempest Holdings Limited in exchange of $82,500 of services rendered in the form of introductions of various new clients to the Company.

On April 5, 2013, the Company issued 150,000 common restricted shares at $.95 to Tricon Holdings Limited in exchange of $142,500 of marketing services rendered to the Company.

On April 5, 2013, the Company issued 500,000 common restricted shares at $.25 to Caro Capital Inc. in exchange of $125,000 of invest relations services rendered to the Company.

On April 15, 2013, the Company issued 25,000 common restricted shares at $.55 to Philip Brooks in exchange of $13,750 of services rendered to the Company.

On April 24, 2013, the Company issued 150,000 common restricted shares at $.29 to Robert Sullivan in exchange of $43,500 of marketing and radio advertisement services rendered to the Company.

On May 3, 2013, an investor, Piquerel Investment Limited, subscribed for 10,000 common restricted shares at $.60.

On May 17, 2013, the Company issued 40,000 common restricted shares at $.17 to Scott Suckling in exchange of $6,800 of services rendered in the form of introduction of a new client to the Company.

On May 17, 2013, the Company issued 99,385 common restricted shares at $.17 to ME Biz Limited in exchange of $16,972 of services rendered in the form of introduction of a new client to the Company.

In October through December 2013, the Company issued 30,000 common restricted shares to the beneficiary of The Able Foundation (Mr. Robert Luke Hague) as an interest payment for a loan $120,420 signed on October 9, 2013. The stock issued was valued for a total cost of $3,900 at an average of $0.13.

From January, 2013 through December, 2013, the Company issued 120,000 common restricted shares to Tempest Holdings Limited in exchange of a twelve month consultancy agreement that began on January 1, 2013. The stock issue was valued at $50,400 at an average of $0.42 over the twelve month life of the contract.

On December 12, 2013 the Company issued 10,000 common restricted shares at $.12 to Zara V. Clark in exchange of $1,200 of services rendered to the Company.

On December 12, 2013 the Company issued 100,000 common restricted shares at $.12 to Michael Paul Duff in exchange of $12,000 of marketing services rendered to the Company in the United Kingdom.

All of the following stock was issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4(2) of the 33 Act, as the issuance of the stock did not involve a public offering of securities based on the following:

●	The 2,000,000 shares of common stock issued to Javan Khazali.

●	The 1,983,332 shares of Series “A” Preferred Stock issued to Peter Smith, Enzo Taddei and Patrick V. Dolan.

●	The 140,000 shares of common stock issued to Mr. Hasnain,

●	The 82,000 shares issued to Mr. Lonergan.

●	The 25,000 common shares issued to Mr. Stephen Stanton.

●	The 30,000 common shares issued to Mr. Christopher Percy.

●	The 200,000 shares issued to Mrs. Susan Smith.

●	The 20,000 shares issue to Mrs. Alexander Louise Scarrott.

●	The 50,000 common shares issued to Mr. Julian Ainsby.

●	The 495,000 common shares issued to Tempest Holdings Limited.

●	The 250,000 shares issued to Tricon Holdings Limited.

●	The 500,000 shares issued to Caro Capital Inc.

●	The 25,000 shares issued to Philip Brooks.

●	The 150,000 shares issued to Robert Sullivan.

●	The 16,667 shares issued to Piquerel Investments Limited.

●	The 40,000 shares issued to Scott Suckling.

●	The 99,385 shares issued to ME Biz Limited.

●	The 30,000 shares issued to Robert Luke Hague.

●	The 10,000 shares issue to Zara Victoria Clark.

●	The 100,000 shares issued to Michael Paul Duff.

●	each investor represented to us that he was acquiring the securities for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;

●	we provided each investor with written disclosure prior to sale or transfer that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;

●	each investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;

●	each investor had knowledge and experience in financial and other business matters such that he was capable of evaluating the merits and risks of an investment in us;

●	such investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possess or were able to acquire without unreasonable effort and expense;

●	each investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;

●	we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;

●	we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;

●	we placed a legend on each certificate or other document that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;

●	no broker-dealer or underwriter was involved in the sale of the shares; and

●	we added the following legend to the certificates:

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

All of the other shares described above (except for the 2,000,000 shares of common stock issued to Mr. Javan Khazali) were issued in reliance on the exemption from registration requirements of the 33 Act provided by Regulation S of the 33 Act, as the issuance of the shares did not involve the sale to any person who was a “U.S. Person” (as defined in Rule 902 of Regulation S) and based on the following:

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

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

For the years ended December 31, 2013 and 2012:

The Company had revenues amounting to $174,349 and $609,000, respectively, for the years ended December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012	Changes

Revenue	$174,349	$609,000	$434,651
	$174,349	$609,000	$434,651

The total expenditures amounted to $2,519,307 and $3,464,556, respectively, for the years ended December 31, 2013 and 2012. The following table sets forth the Company’s expenditure analysis for both years:

	December 31, 2013	December 31, 2012	Changes
General and Administrative:
General office expenses	58,387	34,763	23,624
Advertising and promotion	$179,434	$14,398	$165,036
Rent	21,112	10,743	10,369
Travel	23,608	34,190	(10,582)
Client entertainment	14,195	12,516	1,679
Bank service charges	4,262	3,449	813
Dubai business licenses & Local Dubai Sponsors	78,967	86,500	(7,533)
Commision expense	87,974	162,500	(74,526)
Bad debt allowances	-	35,000	(35,000)
Total General and Administrative	$467,939	$394,059	$73,880

Stock Compensation	540,000	1,333,330	(793,330)
Total Stock Compensation	$540,000	$1,333,330	$(793,330)

Salaries:
Officers and Directors	420,000	$360,000	$60,000
Employees	130,283	139,999	(9,716)
Total Salaries	$550,283	$499,999	$50,284

Professional Services:
Accountants	$20,500	$43,633	$(23,133)
Edgar Services	560	4,905	(4,345)
Legal	19,007	18,523	484
Legal (Clients)	41,497	34,030	7,467
Tax Consultants	2,055	12,000	(9,945)
Tranfers Agents	3,925	2,780	1,145
Investor Relations	130,000	10,000	120,000
XBRL Services	3,942	3,458	484
Other professional services	424,693	54,406	370,287
Total Professional Services	$646,179	$183,735	$462,444

Depreciation	1,382	117	1,265
Total Depreciation	$1,382	$117	$1,265

Impairment of financial assets	160,000	975,000	(815,000)
Total Impairment of financial assets	$160,000	$975,000	$(815,000)

Total Operating Expenses	$2,365,784	$3,386,240	$(1,020,456)

Other income / expense
Interest income / expense	148,210	7,847	140,363
Foreign currency transaction loss	-	469
Amortization of debt discount	23,513	70,000	(46,487)
Gain on settlement of liabilities	(18,200)	-	(18,200)
Total Other Income / Expense	$153,523	$78,316	$75,676

Total Expenditure	$2,519,307	$3,464,556	$(944,780)

The net loss from operations for the years ended December 31, 2013 and 2012 was $2,191,435 and $2,777,240, respectively.

The net loss for the years ended December 31, 2013 and 2012 amounted to $2,344,958 and $2,855,556, respectively.

The Company´s Comprehensive Loss for the years ended December 31, 2013 and 2012 amounted to $2,344,958 and $2,855,556, respectively.

	2013	2012
Net loss	$(2,344,958)	$(2,855,556)
Comprehensive Loss	$(2,344,958)	$(2,855,556)

At December 31, 2013 and December 31, 2012, the Company had 31,044,202 and 29,627,700 shares issued and outstanding, respectively, the weighted average was 30,474,948 and 29,149,498 shares, respectively, hence, the loss per share at December 31, 2013 and 2012 was $(0.08) and (0.10).

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

BUSINESS DEVELOPMENT

RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

At the beginning of 2013, we already had contracts with five companies: (1) Arrow Cars International Inc., a company based in Spain and the US; and (2) Voz Mobile Cloud Ltd., a U.S. corporation, (3) Direct CCTV / Direct Security Integration Inc., a UK and US based company, (4) BTI / scorpion Performance Inc. based in the US, (5) Direct CCTV / Direct Security Integration Inc., a UK and US based company.

During 2013 we gained the following clients:

(1)	SCANDINAVIAN AGRITEX CO. LIMITED

Scandinavian Agritex Co. Limited is a United Kingdom based company that is a green “Agriculture Technology and Textile” company whose business is situated in Sri-Lanka, Norway and the United Kingdom whose main purpose to develop and rapidly expand the organic cotton industry in the country. Scandinavian Agritex Co. Limited was founded by textile professionals, fashion brand owners, and finance people with significant international management experience. SAC has an extensive management team comprised of highly skilled and competent agronomists, farmers and textile professionals. The Company´s long term objective is to operate the entire textile value chain, including cultivation of cotton, ginning, spinning, weaving, garment manufacture, fashion and retail, with the objective of retaining control and generating significant margins on each step of the chain. Furthermore, the Company intends to produce organic cotton fabrics to be used in the sustainable clothing lines of well-known fashion brands and retailers.

We have contracted to provide Scorpion the following services:

●	Act as a corporate finance advisor to Scandinavian Agritex Co. Limited;

●	Advise the client on the structure of the acquisition and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market Scorpion, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Scandinavian Agritex Co. Limited agreed to pay us $400,000 and to date we have been paid $210,000. In addition, we have agreed that we will receive a 6% equity stake in Scorpion upon its initial public offering on the Dubai NASDAQ.

During 2013, the Company had revenues totaling $174,349 of which $3,000 was comprised entirely of cash received from our current clients.

In 2013, our total operating expenses amounted to $2,365,784.

December 31, 2013
General and Administrative:
General office expenses	58,387
Advertising and promotion	$179,434
Rent	21,112
Travel	23,608
Client entertainment	14,195
Bank service charges	4,262
Dubai business licenses & Local Dubai Sponsors	78,967
Commission expense	87,974
Bad debt allowances	-
Total General and Administrative	$467,939

Stock Compensation	540,000
Total Stock Compensation	$540,000

Salaries:
Officers and Directors	420,000
Employees	130,283
Total Salaries	$550,283

Professional Services:
Accountants	20,500
Edgar Services	560
Legal	19,007
Legal (Clients)	41,497
Tax Consultants	2,055
Tranfers Agents	3,925
Investor Relations	130,000
XBRL Services	3,942
Other professional services	424,693
Total Professional Services	$646,179
Depreciation	1,382
Total Depreciation	$1,382

Impairment of financial assets	160,000
Total Impairment of financial assets	$160,000

Total Operating Expenses	$2,365,784

In 2013, the Company incurred, within the operating expenses, other “non-recurring expenses” amounting to $700,000:

Non-recurring Expenses:	December 31, 2013
Stock Compensation	540,000	(1)
Impairment of financial assets	$160,000	(2)
	$700,000

_____________

(1)	The stock compensation valued at $540,000. This was the result of the Company issuing the CEO, CFO and New Business Managing Director 450,000 Series “A” preferred shares.

(2)	Realized loss due to the permanent impairment of our Voz Mobile Cloud Limited private stock; this impairment was for $160,000.

 _____________

Based on 30,474,948 weighted average shares outstanding for the year ended December 31, 2013, the loss per share was $(0.08).

LIQUIDITY AND CAPITAL RESERVES

Our audited financial statements contained herein have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a loss of $2,344,958 for the year ended December 31, 2013, $160,000 of which is due to the permanent impairment of financial assets and a further $540,000 was due to stock compensation to the company´s CEO, CFO and New Business Managing Director; and the Company had $48,856 in cash; net cash used in operations of $(929,502) for the year ended December 31, 2013; and a working capital deficit of $(1,109,309) and stockholders´ deficit of $2,440,966 as of December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

It is the Company’s intention to seek additional debt financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring. However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

●	The cash fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

●	Receiving loans from third part lenders and/ or investors.

1)	On December 9, 2013, the Company signed a 10 year loan facility agreement with and Irish company called PPF Capital Source Lending Company 2 Limited domiciled in Dublin (Ireland), for $3,540,000 at 4.5% interest per annum. The interest will be paid on a basis monthly but only on the amounts drawn down on the loan. The company had to guarantee the loan by way of a cash payment of $450,000 which it did by on December 12, 2013 (this amount is reflected on our balance sheet under “other current assets”). The loan agreement was and still is contingent on PPF´s securing a minimum cash collateral of $10,000,000 collectively or individually from all borrowers / subscribers. To date, PPF has not reached this critical mass of $10,000,000 but we understand that PPF is not far off this amount hence drawdown can be estimated on or before April 30, 2014.

●	The cash fees that we expect to receive during the next 12 months from the clients we have under contract prior to December 31, 2013 such as:

1)	MEDINAS HOLDING LIMITED, a Company based in Holland that represents companies that have patented medical procedures and a fully integrated system that have allowed them to become the market leaders in the field of treating cancer. The treatment methods are FDA approved and CE registered. The Company is currently distributing their solution throughout the USA, Europe and the Middle East. This patented medical procedure is specifically designed and manufactured for use in abdominal surgery for peritoneal cancer. It is a treatment that is delivered directly into the abdomen. This leap forward in medical innovation in the fight against cancer has been welcomed by the global medical community.

This company engaged our services on February 4, 2014 and has paid us a retainer fee of $25,000 to source the company a Dubai sponsor for a subsequent listing of its stock on the Dubai NASDAQ. Once the sponsor has been sourced, we will engage in a subsequent contract valued at a further $440,000.

2)	YOUR MD AS is a British and Norwegian company with offices in London, Oslo, Shanghai and Dubai and in Q2 2014, will launch a series of mobile applications in the Middle East, that are set to revolutionise “mHealth” by delivering personalized healthcare advice to millions via mobile and tablet devices. This service brings healthcare advice to those in areas where primary healthcare is needed most; whether that’s due to large expense, poor access, and poor quality primary health or for those who are unable to travel. Current industry figures show that good quality mHealth services can reduce the strain on healthcare systems across the world by up to 90% - especially in geographies that have better access to mobile networks than to basic sanitation. Your.MD is primarily focused on emerging markets.

This company engaged our services on February 10, 2014 and has paid us a retain fee of $25,000 to source the company a Dubai sponsor for a subsequent listing of its stock on the Dubai NASDAQ. One the sponsor has been sourced, we will engage in a subsequent contract valued at a further $440,000.

3)	IRON ORE OF AFRICA LIMITED is United Kingdom company that has a series of iron ore mining contracts in Africa.

This company engaged our services on February 26, 2014 and has paid us a retain fee of $25,000 to source the company a Dubai sponsor for a subsequent listing of its stock on the Dubai NASDAQ. One the sponsor has been sources, we will engage in a subsequent contract valued at a further $440,000.

The contracted fees with the clients listed in the table below and the fees we have received from the clients to date are set forth in the following table.

		Contract value	Paid	Future Revenue
	Client	cash	to date	outstanding to date
1	Arrow Cars International Inc	$135,000	$135,000	$-
2	Direct Security Integration Inc	$240,000	$240,000	$-
3	Regis Card Limited	$250,000	$150,000	$100,000
4	BTI / Scorpion Performance Inc.	$350,000	$180,000	$170,000
5	Scandivania AgriTex Co. Limited	$400,000	$210,000	$190,000
6	Medinas Holding Limited	$465,000	$25,000	$440,000
7	Your MD AS	$465,000	$25,000	$440,000
8	Iron Ore of Africa Ltd.	$465,000	$25,000	$440,000
		$2,770,000	$990,000	$1,780,000

No further commissions or fees will be paid to any person or entity related to these nine clients.

FUTURE PLANS

We currently have eight clients under contract:

1)	Arrow Cars International Inc
2)	Direct Security Integration Inc
3)	Regis Card Limited
4)	BTI / Scorpion Performance Inc.
5)	Scandivania AgriTex Co. Limited
6)	Medinas Holding Limited
7)	Your MD AS
8)	Iron Ore of Africa Ltd.

MILESTONES FOR 2014 /2015:

Our specific plan of operations and milestones through March 2015 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

(1)	Certain registered investment houses in London (United Kingdom).
(2)	An Austrian management consultancy firm based in Vienna (Austria).
(3)	Certain investment banks based in Dubai (UAE)
(4)	Certain Private Private Banks based in Amsterdam (Holland) and Zurich in Switzerland.
(5)	The Colombo Stock Exchange in Sri Lanka.
(6)	Certain family offices in Dubai (UAE).

We do not have any verbal or written agreements with the firms identified above, as our relationship with each of them has been developed over the past year or so.

We intend to develop relationships with a further three “introducers” to potential new business for the Company before the end of June 2014.

2)	DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the company allowing us a license to trade in the area. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

3)	CREATE A MORE EFFICIENT SYSTEM FOR REVIEWING PROSPECTIVE BUSINESSES.

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

We will create a deeper due diligence program allowing us to dig deep on any prospective client prior to engagement thus protecting the company from any future problems by employing one new staff member that will be responsible for the due diligence analysis and creating a report for our file on their findings.

4)	EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during 2014 which will hopefully enable us to:

(4)	Find potential merger and acquisition candidates.
(5)	Introduce our clients to brokers and investment bankers.
(6)	Introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing.

The only additional cost for this activity will be a very small administrative burden for telephone calls and communications to be funded out of operational income, mainly income receivable from clients currently under contract.

5)	DEVELOP IN HOUSE IT DEPARTMENT

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and therefore it will become vital in our cash flow forecasting.

6)	DUAL LISTING DUBAI

In 2014, we intend to become one of the first foreign companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

7)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY IN DUBAI

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

8)	EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We intend to take our consultancy service outside of the Middle East and Europe into Asia and Sri Lanka. We will expand on a ‘Commission Only’ basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add at least one new member to our administration team within the second quarter of 2014.

9)	ROAD SHOWS

We will continue the “Road shows”, in Dubai with the support of the Dubai NASDAQ for companies already listed in Sri Lanka and other parts of Asia who could be seeking a dual listing in Dubai to provide liquidity and more capital raising options. We have commenced initial conversations with a brokerage house in Sri Lanka to look at their clients they have that would be suitable for the Dubai market. We will initially invite management of selected companies to Dubai for a two day event in conjunction with Nasdaq Dubai and a number of leading Investment Institutions, the anticipated cost of this is to be met by the prospective clients themselves and sponsorship from the institutions and Nasdaq Dubai.

10)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

The foundation for this development has been created in 2013. In 2014, we intend to cement in the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore

To service the clients generated from these markets we will spend time creating a network of service companies who we can utilize to assist us on a local basis. We will explore the possibilities of dual listings for our clients in Singapore to allow us a local market for any Asian clients we will attract and giving the company a firm foothold in the Asian territory.

11)	EMPLOYEES; IDENTIFICATION OF A SIGNIFICANT EMPLOYEE

We currently have four employees: Peter J. Smith, and Enzo Taddei. Peter J. Smith, our President, and Enzo Taddei, our Chief Financial Officer and Patrick V. Dolan, new business managing director, and Zara V. Clark, our Dubai office manager, each have an employment agreement with the Company. All are full time employees of the Company. We intend to hire additional employees in 2014, such as an in-house analyst in Dubai and a person to assist our new business managing director in London.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of December 31, 2013, during our assessment of our internal control over financial reporting as follows:

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

CONCLUSION

Our management concluded that our internal control over financial reporting was ineffective. However, the above identified material weaknesses and deficiency did in fact result in certain material audit adjustments to our 2013 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

The names, addresses, ages and positions of our officers, directors and key employees are set forth below:

		First Year
Name	Age	as Director	Position

Peter James Smith	45	2010	President, Chief Executive Officer and Director

Enzo Taddei	41	2011	Chief Financial Officer, Secretary and Director

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

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiary, Global Equity Partners Plc., to our executive officers and directors of the Company for services rendered during the periods indicated.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)	Note	Stock Awards ($)	Note	All other stock compensation (s)	Note	Total ($)

Peter J. Smith	2013	$240,000	7	$0		$240,000	8	$0		$480,000
President, Chief	2012	$240,000	1	$0		$0		$0		$240,000
Executive Officer and Director	2011	$129,959	2	$480,000	(3)	$0		$0		$609,959

Enzo Taddei	2013	$180,000	9	$0		$240,000	8	$0		$420,000
Chief Financial	2012	$120,000	4	$0		$1,000,000	5	$0		$1,120,000
Officer, Secretary and Director	2011	$40,000	6	$0		$0		$0		$40,000

(1)	Represents $19,800 paid in cash and $220,200 in accrued, but unpaid salary.
(2)	Represents $49,959 paid in cash and $80,000 in accrued, but unpaid salary.
(3)	Represents the value of 1,000,000 shares of Series “A” Preferred Stock (of the 5,000,000 authorized Series “A” preferred stock) issued to Peter Smith as a bonus package. Our Board of Directors recognized the hard and fruitful work of Mr. Smith for the past three years and decided to compensate him with a bonus equivalent to two years of gross salary. Since the Company did not have the cash resources to pay such bonus, it decided to issue him preferred stock, which the Board of Directors (after consulting with our accountants) determined to be worth $480,000. The preferred stock is redeemable on December 1, 2013.
(4)	Represents $10,000 paid in cash and $110,000 in accrued, but unpaid salary.
(5)	Represent 400,000 Series “A” preferred shares convertible into 4,000,000 common shares on December 1, 2014 and valued at $0.25 per share.
(6)	Represents $40,000 of accrued, but unpaid salary.
(7)	Represents $199,195 paid in cash and $40,805 in accrued, but unpaid salary.
(8)	Represents 200,000 Series “A” preferred shares paid to both the CEO and the CFO.
(9)	Represents $131,548 paid in cash and $48,452 in accrued, but unpaid salary.

EMPLOYMENT AGREEMENTS SUMMARY

PETER JAMES SMITH:

Mr. Smith’s employment agreement with the Company was executed on September 1, 2011, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Executive Officer (CEO) and Director on Board of Directors

2.	COMPENSATION: $240,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

3.	EMPLOYMENT: The contract commenced on the first day of September, 2011.

	(a)	Employment will continue for 36 MONTHS.

	(b)	The Company and employee agreed to accrue monthly from September 2011 onwards. Payment of the accrued amounts shall commence no later than January 2, 2012 and payment of the ongoing monthly salary shall commence on the last working day of January 2012.

4.	SEVERANCE PAYMENTS

	(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i) continue to pay a sum equivalent to SIX MONTHS’ SALARY.

	(b)	If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i) continue to pay a sum equivalent to FIVE YEARS ANNUAL SALARY via the life assurance scheme.

This contract was modified January 1, 2013 on the following terms:

1)	COMPENSATION: $180,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis. Also, there was a provision to pay the CEO´s rent in Dubai, calculated at $30,000 per month, starting July 1, 2013.

ENZO TADDEI:

Mr. Taddei’s employment agreement with the Company was executed on September 1, 2011, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Financial Officer (CFO) and Director on Board of Directors

2.	COMPENSATION: $120,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

3.	EMPLOYMENT: The contract commenced on the first day of September, 2011.

(a) Employment will continue for 36 MONTHS.

(b) The Company and employee agreed to accrue monthly from September 2011 onwards. Payment of the accrued amounts shall commence no later than January 2, 2012 and payment of the ongoing monthly salary shall commence on the last working day of January 2012.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i) continue to pay a sum equivalent to SIX MONTHS’ SALARY.

(b)	If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i) continue to pay a sum equivalent to FIVE YEARS ANNUAL SALARY via the life assurance scheme.

This contract was modified January 1, 2013 on the following terms:

1)	COMPENSATION: $180,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

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

(a) Security ownership of certain beneficial owners:

	Name and Address of	Amount and Nature of		Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Notes	Class

Common Stock	Peter J. Smith,	16,333,334	1	52.61%
	38 Frond “F” Palm Jumeirah,
	Dubai, UAE.

Common Stock	Enzo Taddei,	5,000,000	2	16.11%
	Avenida Marques del Duero 67,
	Edificio Bahia 2A,
	29670 San Pedro de Alcantara,
	Malaga, Spain.

Common Stock	Asher Enterprises, Inc.	3,250,000	3	10.47%
	1 Linden Place
	Great Neck, N.Y. 11021

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(3)	Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, Asher Enterprises, Inc. is the beneficial owner of these shares, which consist of shares of Common Stock that Asher Enterprises, Inc. has the right to acquire by way of conversion of a promissory note, subject to the Company’s right to repay the note prior to conversion thereof into Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Preferred Stock	Peter J. Smith,	1,200,000	(1)	60.50%
	38 Frond “F” Palm, Jumeirah, Dubai, U.A.E.

Preferred Stock	Enzo Taddei,	600,000	(2)	30.25%
	Avenida Marques del Duero 67, Edificio Bahia 2A, 29670 San Pedro de Alcantara, Malaga, Spain.

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(b) Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Peter J. Smith	16,333,334	(1)	52.61%

Common Stock	Enzo Taddei	5,000,000	(2)	16.11%

Common Stock	All officers and directors as a group (2 persons)	21,333,334		68.72%

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Preferred Stock	Peter J. Smith	1,200,000	(1)	60.50%

Preferred Stock	Enzo Taddei	600,000	(2)	30.25%

Preferred Stock	All officers and directors as a group (2 persons)	1,400,000		90.75%

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

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

INDEPENDENT PUBLIC ACCOUNTANTS

(1) Audit Fees. We paid an aggregate of $18,000 for the audit of our annual financial statements for the year ended December 31, 2013 and quarterly reviews for three quarters, to be paid to our current auditors DeJoya Griffith, LLC during the year 2013. During the fiscal year ended December 31, 2012, the aggregate fees billed by the Company’s former auditors, Berman & Company, P.A., for services rendered for the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2012, was $23,792. During the fiscal year ended December 31, 2011, the aggregate fees billed by the Company’s auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2011, was $20,000, which we paid in 2012.

(2) Audit-Related Fees. During fiscal years ended December 31, 2013 and 2012, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

(3) Tax Fees. Our auditor’s tax department provided tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2013 and 2012. For 2012, we paid our auditor $2,065 for this work. During 2013, we did not pay our auditor for any of these services.

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

During the 2013 and 2012 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

(a) (3)	See the “Index to Exhibits” set forth below.

(b)	See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

2*	Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc., Global Equity Partners PLC and Stockholders of Global Equity Partners LLC

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1**	Convertible Note, dated November 22, 2013, in the principal amount of $450,000, made by Global Equity International, Inc. and payable to Mr. Jason St. Pierre.

4.2*	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock

10.1*	Employment Agreement dated September 1, 2011, with Peter J. Smith

10.2*	Employment Agreement dated September 1, 2011, with Enzo Taddei

10.3*	Employment Agreement dated September 1, 2011, with Adrian Scarrott

10.4*	Consulting Agreement between Global Equity Partners Plc. and Black Swan Data Ltd. dated July 29, 2011

10.5*	Consulting Agreement between Global Equity Partners Plc. and Arrow Cars SL dated January 14, 2011

10.6*	Consulting Agreement between Global Equity Partners Plc. and RFC K.K. dated October 19, 2011

10.7*	Consulting Agreement between Global Equity Partners Plc. and M1 Luxembourg AG dated December 20, 2010

10.8*	Consulting Agreement between Global Equity Partners Plc. and Monkey Rock Group, Inc. dated November 26, 2009

10.9*	Consulting Agreement between Global Equity Partners Plc. and Voz Mobile Cloud Ltd. dated December 12, 2011

10.10*	Consulting Agreement between Global Equity Partners Plc. and CDP Security Group Limited (Direct CCTV) dated March 31, 2012.

10.11*	Bridge Loan and Option Agreement made as of February 28, 2012, between Mr. David Lonergan, Global Equity Partners Plc. and Global Equity International Inc.

10.12*	Bridge Loan and Option Agreement made as of March 13, 2012, between Mr. Robert Hasnain and Global Equity International, Inc.

10.13***	Consulting Agreement, dated May 25, 2012, between the Company and Regis Card Limited
10.14***	Consulting Agreement, dated December 12, 2012, between the Company and Energy Solutions BV

10.15***	Consulting Agreement, dated November 20, 2012, between the Company and Innoveas AG

10.16***	Consulting Agreement, dated December 5, 2012, between the Company and Scorpion Performance, Inc.

14*	Code of Business Conduct and Ethics adopted on September 2, 2011

21****	Subsidiaries

31.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1****	906 Certification of Principal Executive Officer

32.2****	906 Certification of Principal Financial Officer

101.INS*****	XBRL Instance Document

101.SCH*****	XBRL Taxonomy Extension Schema Document

101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 29, 2013.

***	Incorporated by reference to the Company’s Form 10-K Annual Report filed with the Commission on April 16, 2013.

****	Filed herewith.

*****	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Equity International, Inc.

Dated: March 31, 2014		/s/ Peter J. Smith
	By:	Peter J. Smith
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014		/s/ Peter J. Smith
	By:	Peter J. Smith
	Its:	President and Chief Executive Officer and
Director (Principal Executive Officer)

Dated: March 31, 2014		/s/ Enzo Taddei
	By:	Enzo Taddei
	Its:	Chief Financial Officer, Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)

