Form 10-Q
period 2014-03-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2014-05-14
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 6, 2014, there were 32,005,918 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2014

(Unaudited)

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets

Current Assets
Cash	$28	$48,856
Accounts receivable	2,520	2,520
Prepaids	8,167	33,799
Other current assets	466,027	452,201
Loans receivable	6,000	6,000
Total current assets	482,742	543,376

Investment, cost	5,000	5,000

Fixed assets, net	7,346	7,817

Total assets	$495,088	$556,193

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Deferred revenue	$169,750	$247,000
Accounts payable and accrued liabilities	50,064	38,989
Accounts payable - related parties	292,285	192,053
Loans payable - related party	57,194	57,194
Accrued interest	238,651	120,918
Notes payable - net of unamortized discount of $6,812 and $16,688, respectively	985,717	996,531
Total current liabilities	1,793,661	1,652,685

Long term liabilities
Convertible loan payable - related party	324,475	324,475
Total long term liabilities	324,475	324,475

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,983,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	1,020,000	1,020,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 31,339,679 and 31,044,202 shares issued and outstanding, respectively.	31,340	31,045
Additional paid in capital	2,678,054	2,657,659
Stock payable	82,850	82,850
Accumulated deficit	(5,435,292)	(5,212,521)
Total stockholders’ deficit	(2,643,048)	(2,440,967)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$495,088	$556,193

See accompanying notes to financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

For the three months period ended March 31, 2014 and March 31, 2013 (Unaudited)

	March 31, 2014	March 31, 2013

Revenue	$152,250	$6,849

General and administrative expenses	45,241	58,236
Salaries	164,935	120,000
Professional services	36,767	188,814
Depreciation	471	329
Total operating expenses	247,414	367,379

Net loss from operations	(95,164)	(360,530)

Other income (expenses):
Interest (expense)	(122,118)	-
Amortization of debt discount	(5,489)	-
Total income (expenses)	(127,607)	-

Net loss	$(222,771)	$(360,530)

Weighted average number of common shares outstanding - basic	31,090,179	29,692,422

Net loss per common share - basic	$(0.01)	$(0.01)

Comprehensive Loss:
Net loss	(222,771)	(360,530)
Comprehensive Loss	$(222,771)	$(360,530)

See accompanying notes to financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

For the three months period ended March 31, 2014 and March 31, 2013 (Unaudited)

	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net loss	$(222,771)	(360,530)

Adjustments to reconcile net loss to net cash used in operating activities

Consulting revenues received in marketable securities	-	(3,000)
Depreciation	471	329
Common stock issued for services rendered	-	114,500
Amortization of debt discount	5,489	-

Changes in operating assets and liabilities:
Prepaids, cash	25,632	(2,440)
Accrued interest	122,119	-
Accounts payable and accrued liabilities	11,076	(18,314)
Accounts payable - related parties	100,232	4,166
Deferred revenue	(77,250)	120,000
Accounts receivable	-	145,000
Other current assets	(13,826)	-

Net cash used in operating activities:	(48,828)	(289)

Cash Flows used in investing activities:
Loans given to non-affiliate	-	(6,000)

Net cash used in investing activities	-	(6,000)

Cash flows from financing activities:
Proceeds from loans - related parties	-	4,819
Repayment of notes payable	-	(9,500)
Proceeds from issuance of common stock	-	10,000

Net cash provided by financing activities	-	5,319

Net increase in cash	(48,828)	(970)

Effect of Exchange Rates on Cash	-	-

Cash at Beginning of Period	48,856	4,852

Cash at End of Period	$28	3,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	-

Cash paid for income taxes	$-	-

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable settled in shares	$-	75,000
Conversion of balance in accounts payable - related party to loans payable	$-	324,475
Notes payable settled in shares	$20,690	-

See accompanying notes to financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

						Accumulated Other	Total
	Common Stock		Additional	Stock	Retained Earnings	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Payable	(Accumulated Deficit)	Income (Loss)	Equity (Deficit)

Stock issued for services - related party ($0.005/share)	20,000,000	$20,000	$80,000	$-	$-	$-	$100,000

Net loss - 2009	-	-	-	-	(93,152)		(93,152)

Balance - December 31, 2009	20,000,000	20,000	80,000	-	(93,152)	-	6,848

Stock issued in connection with debt conversion ($0.40/share)	668,000	668	264,866	-	-	-	265,534

Recapitalization	8,000,000	8,000	(8,000)	-	-	-	-

Net income - 2010	-	-	-	-	1,769,247	-	1,769,247

Unrealized gain on available for sale marketable securities	-	-	-	-	-	166,076	166,076

Balance - December 31, 2010	28,668,000	28,668	336,866	-	1,676,095	166,076	2,207,705

Stock issued for cash ($0.50/share)	103,100	103	51,447	-	-	-	51,550

Common stock issued for services ($0.50/share)	9,600	10	4,790	-	-	-	4,800

Net loss - 2011	-	-	-	-	(1,688,102)	-	(1,688,102)

Unrealized gain on available for sale marketable securities	-	-	-	-	-	448,924	448,924

Balance - December 31, 2011	28,780,700	28,781	393,103	-	(12,007)	615,000	1,024,877

Issuance of warrants for interest on notes payable	-	-	6,968	-	-	-	6,968

Issuance of common stock as debt discount on notes payable ($0.50/share)	140,000	140	69,860	-	-	-	70,000

Common stock issued in settlement of accounts payable	20,000	20	9,980	-	-	-	10,000

Common stock issued for services ($0.50/share)	25,000	25	12,475	-	-	-	12,500

Common Stock issued for cash ($0.50/share)	280,000	280	139,720	-	-	-	140,000

Common stock issued for settlement of debt ($0.50/share)	40,000	40	19,960	-	-	-	20,000

Common stock issued for settlement of debt ($0.25/share)	40,000	40	9,960	-	-	-	10,000

Common Stock Issued in lieu of interest payable ($0.25/share)	2,000	2	498	-	-	-	500

Common stock issued for services ($0.25/share)	300,000	300	74,700	-	-	-	75,000

Contributed capital	-	-	1,333,330	-	-	-	1,333,330

Net loss for 2012	-	-	-	-	(2,855,556)	-	(2,855,556)

Reclassification of other comprehensive losses due to the permanent impairment of available for sale marketable securities	-	-	-	-	-	(615,000)	(615,000)

Balance - December 31, 2012	29,627,700	29,628	2,070,554	-	(2,867,563)	-	(767,379)

Common stock issued in lieu of interest payment ($0.12/share)	20,000	20	2,380	-	-	-	2,400

Common stock issued for services ($0.12/share)	120,000	120	14,280	-	-	-	14,400

Common stock issued for services ($0.15/share)	20,000	20	2,980	-	-	-	3,000

Common stock issued in lieu of interest payment ($0.15/share)	10,000	10	1,490	-	-	-	1,500

Common stock issued for services ($0.16/share)	10,000	10	1,590	-	-	-	1,600

Common stock issued for services ($0.17/share)	139,835	140	23,632	-	-	-	23,772

Common stock issued for services ($0.22/share)	10,000	10	2,190	-	-	-	2,200

Common stock issued for services ($0.27/share)	20,000	20	5,380	-	-	-	5,400

Common stock issued for services ($0.25/share)	500,000	500	124,500	-	-	-	125,000

Common stock issued for services ($0.29/share)	150,000	150	43,350	-	-	-	43,500

Common stock issued for services ($0.45/share)	10,000	10	4,490	-	-	-	4,500

Common stock issued for services ($0.55/share)	35,000	35	19,215	-	-	-	19,250

Common stock issued for services ($0.70/share)	10,000	10	6,990	-	-	-	7,000

Common stock issued for services ($0.80/share)	10,000	10	7,990	-	-	-	8,000

Common stock issued for services ($0.95/share)	150,000	150	142,400	-	-	-	142,550

Common stock issued for services and payables ($0.80/share)	100,000	100	79,900	-	-	-	80,000

Common stock issued in settlement of debt ($1.10 per share)	75,000	75	82,375	-	-	-	82,450

Common stock issued in settlement of debt ($1.20 per share)	10,000	10	11,990	-	-	-	12,000

Common Stock issued for cash ($0.60/share)	16,667	17	9,983	-	-	-	10,000

Common stock issuable under commission agreement	-	-	-	82,850	-	-	82,850

Net loss	-	-	-	-	(2,344,958)	-	(2,344,958)

Balance - December 31, 2013	31,044,202	31,045	2,657,659	82,850	(5,212,521)	-	(2,440,965)

Common stock issued in settlement of debt	295,567	295	20,395	-	-	-	20,690

Net loss	-	-	-	-	(222,771)	-	(222,771)

Balance - March 31, 2014	31,339,769	$31,340	$2,678,054	$82,850	$(5,435,292)	$-	$(2,643,048)

See accompanying notes to financial statements.

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the periods ended December 31, 2013 and 2012. The interim results for the period ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $222,771 for the three months ended March 31, 2014. Net cash used in operations of $(48,828) for the quarter ended March 31, 2014; and a working capital deficit of $1,310,919 and stockholders´ deficit of $2,643,048 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Notes to Financial Statements

March 31, 2014

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and at December 31, 2013 respectively, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. At the quarter ended March 31, 2014, the Company had no bad debt.

Marketable Securities

(A) Classification of Securities

At the time of the acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company recorded unrealized loss on marketable securities of $0 and $0 as at March 31, 2014 and December 31, 2013.

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not carry out any impairments during the quarter ended March 31, 2014.

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

Notes to Financial Statements

March 31, 2014

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

	March 31, 2014	March 31, 2013
Office equipment	$9,316	$6,579
Accumulated depreciation	$(1,970)	$(446)

Net fixed assets	$7,346	$6,133

During the three months ended March 31, 2014 and March 31, 2013, the Company expensed $471 and $329 respectively for depreciation.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company’s services do not include a provision for cancellation, termination, or refunds.

For the quarters ended March 31, 2014 and March 31, 2013 the Company received cash only as consideration for services rendered.

At March 31, 2014 and March 31, 2013, the Company had the following concentrations of accounts receivables with customers:

Customer	March 31, 2014	March 31, 2013

ACI	100%	3%
	100%	3%

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

(Unaudited)

For the three months ended March 31, 2014 and March 31, 2013, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2014	March 31, 2013

YMD	16%	0%

MHB	16%	0%

IOA	16%	0%

SAC	30%	0%

DSI	20%	0%

ACI	0%	100%
	100%	100%

The company currently holds the following equity securities in private and also reporting companies:

Company	No. Shares	Status

M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	2,000,000	Private Company

	11,700,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the year ended December 31, 2013 the Company received $307,000 from two clients for service to be rendered during the year 2013 and 2014. At March 31, 2014, the Company recognized $137,250 of this deferred revenue as revenue; leaving a deferred revenue balance of $169,750.

Share-based payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

Note 5 - Debt

(A) Related Party – short term

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of March 31, 2014 and as of December 31, 2013 respectively:

Loans payable – related party – December 31, 2013	$57,194
Proceeds from loans	-
Repayments	-
Loans payable – related party – March 31, 2014	$57,194

(B) Related party – long term

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2013, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted this amount to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gives an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share. The balance outstanding in the Loan Payable account as at March 31, 2014 is $324,475. The Company assessed if there is a beneficial conversion feature cost associated with this transaction, none was noted.

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

(Unaudited)

(C) Notes payable

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest, these shares are not issued as of March 31, 2014 and is accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest.

On September 9, 2013, the Company secured a nine month convertible loan for $32,500 with an 8% interest rate due on June 11, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. On March 17, 2014 the Company decided to allow this funder to convert principal amount of $12,000 of this debt in common stock at $0.0406 per share. As a result total of $20,690 inclusive of debt discount was settled.

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time. The Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to five month extension. This stock compensation as issued to the lender also on December 12, 2013. On February 27, 2014, the Company agreed to pay an extra $50,000 of interest in order to avoid defaulting on the loan. It was mutually agreed that the capital and the interest would be paid once the $3,540,000 loan, applied for on December 9, 2013, from the United Kingdom financial institution was granted.

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.

On November 29, 2013, the Company received a loan in the amount of $450,000 from United Kingdom resident and subsequently the Company issued a Convertible Note due on November 25, 2014 (“Convertible Note”). The Convertible Note will bear interest at the rate of 10% per annum until maturity. The Convertible Note may be converted into shares of the issuer’s common stock at a conversion price of $.50 per share at the option of the holder of the Convertible Note. If the Convertible Note is not paid in full or converted into common stock of the Company prior to its maturity date, then the Convertible Note will accrue interest at the rate of 4.5% per annum from the maturity date until paid in full. This $450,000 loan was used as a guarantee for a loan amounting to $3,540,000 applied for to a United Kingdom financial institution on December 9, 2013. At March 31, 2014 the loan had still not been approved due to technical reasons solely related to the lender.

The amounts paid to acquire the debt financing have been treated as a debt discount hence at December 31, 2013 the Company recorded debt discount of $40,200. This will be amortized over the life of the respective loans. During the three months ended March 31, 2014 and March 31, 2013, the Company amortized $5,489 and $0.

(D) Accounts payable – related parties

The following table represents the accounts payable to related parties as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013

Salaries	274,280	182,080
Expenses	18,005	9,973
	$292,285	$192,053

As discussed in note no. 5(B), the Company converted $324,475 of related party accounts payable into a convertible loan during the three months ended March 31, 2013.

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

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

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

(Unaudited)

(B) Common Stock

During the three months ended March 31, 2014 the Company issued the following shares:

Date	Type	Shares	Valuation	Range of value per share
3/17/2014	Stock issued for payment of debt	295,567	$20,690	$0.070

	Totals	295,567	$20,690

(C) Stock payable

On April 24, 2013, the Company entered into a consulting agreement with Robert Sullivan. As per the agreement the Company will be issuing 150,000 restricted shares to the consultant. The agreement also stipulates a condition where the Company guarantees a minimal value of $100,000 at the time of legend removal and any shortfall will be taken care of by issuance of additional shares. $77,350 is recorded as stock payable, as of March 31, 2014.

On June 4, 2013, the Company received $50,000 from Direct Securities Integration, Inc in pursuance of a notes payable agreement. The agreement stipulates a condition for the payment of 10,000 shares in lieu of interest on the day of agreement. Such shares are not issued as of March 31, 2014, and are valued at $5,500.

Note 7 - Commitments and contingencies

On April 24, 2013, the Company entered into advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During the current period the Company has paid $10,000 in cash, the balance of $20,000 is due within 60 days of the signing of the agreement; this amount is unpaid as at March 31, 2014. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. At March 31, 2014 the legend is still not removed, the Company has accrued for the shortfall of $77,350 as a stock payable.

Note 8 - Other current assets

The following is a summary of the Company’s other current assets:

	03/31/2014		12/31/2013
Cash collateral paid to secure loan	$450,000	(1)	$450,000

Retainers paid to legal counsel	3,530		2,201

Other prepaid expenses	12,497		-
	$466,027		$452,201

(1) Please refer to Note 5(C) - Notes payable

Global Equity International, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2014

(Unaudited)

Note 9 - Subsequent Events

On April 1, 2014, the Company received $53,000 from a secured nine month convertible loan signed on March 6, 2014. The loan carried an 8% interest rate due on December 10, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued.

On April 1, 2014 the Company agreed to issue 501,149 shares of common stock in order to pay off the rest of the note signed on September 9, 2013 ($20,500 plus the $1,300 of accrued interest).

On April 21, 2014 we were engaged by a US based company called Stream TV Networks Inc. The scope of our engagement was to source the company a Dubai sponsor for a subsequent listing of its stock on the Dubai NASDAQ.

On April 22, the Company issued 165,000 common restricted shares in lieu of a $8,250 commission payable for the introduction of a new client pursuant to a commission agreement signed on April 15, 2014.

On May 1, 2014, the Company secured two a 12 month convertible loan for $50,000 each with an 8% interest rate due on May 1, 2015. The terms of the conversion were agreed at a 40% discount to market based on an average price of the two lowest bids on the 20 trading days prior to the conversion date. If the Company opts to pay the loan back on or before 90 days after the loans were granted, hence not converting the debt into equity; borrower shall make payment to the holders of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. If the Company opts to pay the loan back on or before 180 days after the loans were granted, hence not converting the debts into equity; borrower shall make payment to the holders of an amount in cash equal to 140% of total amount due inclusive of principal and interest accrued. The company also agreed a two collateralized secured promissory notes (backend notes) under the same terms for a further $50,000 from each lender within six months of the first loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2014 and March 31, 2013.

The Company had revenues amounting to $152,250 and $6,849 for the three months ended March 31, 2014 and March 31, 2013. Most of our engagements with clients call for the Company to accomplish certain milestones in order to be able to invoice work completed hence, to date, we still have deferred revenue received amounting to $169,750. Management does invest a lot of time on behalf of our clients such as meetings with the Dubai NASDAQ, the DFSA (the Dubai Financial Service Authority), marketing and IR consultants and finally local Dubai DFSA authorized sponsor that have the authority to underwrite a company that wishes to list its equity on the Dubai NASDAQ. This cannot be deemed as billable work in progress but, management considers that this work carried out on behalf of our clients, though not quantifiable, is essential in order to accomplish our mandate from clients that wish to list in Dubai.

The operating costs for the for the three months ended March 31, 2014 and March 31, 2013 were $247,414 and $367,379, respectively. The substantial decrease is mainly due to an decrease in subcontracted professional services, investor relations, marketing costs and a substantial increase in revenue that we have recognized.

The net losses from operations for the periods for the for the three months ended March 31, 2014 and March 31, 2013 were $95,164 and $360,530 respectively.

Other expenses amounted to $127,607 and $0 for the three months ended March 31, 2014 and March 31, 2013 respectively. The increase is mainly due an increase in accrued interest on loans received.

The net losses for the periods for the nine months ended three months ended March 31, 2014 and March 31, 2013 were $222,771 and $360,530 respectively.

The Company had 31,339,679 and 29,802,700 shares issued and outstanding at three months ended March 31, 2014 and March 31, 2013 respectively. The weighted averages were 31,090,179 and 29,692,422 shares for both three month periods hence the respective loss per share was $0.01 and $0.01.

LIQUIDITY AND CAPITAL RESERVES

As reflected in the accompanying financial statements, the Company had a loss of $222,771 for the three months ended March 31, 2014. Net cash used in operations of $(48,828) for the quarter ended March 31, 2014; and a working capital deficit of $1,310,919 and stockholders´ deficit of $2,643,048 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On December 9, 2013, the Company signed a 10 year loan facility agreement with Irish company called PPF Capital Source Lending Company 2 Limited domiciled in Dublin (Ireland), for $3,540,000 at 4.5% interest per annum. The interest will be paid on a basis monthly but only on the amounts drawn down on the loan. The company had to guarantee the loan by way of a cash payment of $450,000 which it did by on December 12, 2013 (this amount is reflected on our balance sheet under “other current assets”). The loan agreement was and still is contingent on PPF´s securing a minimum cash collateral of $10,000,000 collectively or individually from all borrowers / subscribers. To date, PPF is $3,000,000 short of this critical mass of $10,000,000 but we understand that a drawdown on this loan can be estimated on or before June 30, 2014.

On April 1, 2014, the Company received $53,000 from a secured a nine month convertible loan signed on March 6, 2014. The loan carried an 8% interest rate and will be due on December 10, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued.

On April 1, 2014 the Company agreed to issue 501,149 shares of common stock in order to pay off the rest of the note signed on September 9, 2013 ($20,500 plus the $1,300 of accrued interest).

On April 21, 2014 we were engaged by a US based company called Stream TV Networks Inc. The scope of our engagement was to source the company a Dubai sponsor for a subsequent listing of its stock on the Dubai NASDAQ.

On May 1, 2014, the Company secured two a 12 month convertible loan for $50,000 each with an 8% interest rate due on May 1, 2015. The terms of the conversion were agreed at a 40% discount to market based on an average price of the two lowest bids on the 20 trading days prior to the conversion date. If the Company opts to pay the loan back on or before 90 days after the loans were granted, hence not converting the debt into equity; borrower shall make payment to the holders of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. If the Company opts to pay the loan back on or before 180 days after the loans were granted, hence not converting the debts into equity; borrower shall make payment to the holders of an amount in cash equal to 140% of total amount due inclusive of principal and interest accrued. The company also agreed a two collateralized secured promissory notes (backend notes) under the same terms for a further $50,000 from each lender within six months of the first loans.

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

As of March 31, 2014, the Company had $28 in cash and net cash used in operations of $(48,828). For the three months ended March 31, 2014, the Company had a net and comprehensive loss of $222,771. The working capital deficit amounted to $1,310,919. Finally, the Company had stockholders’ deficit of $2,643,048 as of March 31, 2014.

FUTURE PLANS

MILESTONES FOR 2014:

Our specific plan of operations and milestones through 2014 are as follows:

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

The foundation for this development was created in 2013. In 2014, we intend to cement in the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore

To service the clients generated from these markets we will spend time creating a network of service companies who we can utilize to assist us on a local basis. We will explore the possibilities of dual listings for our clients in Singapore to allow us a local market for any Asian clients we will attract and giving the company a firm foothold in the Asian territory.

11)	EMPLOYEES; IDENTIFICATION OF A SIGNIFICANT EMPLOYEE

We currently have five employees: Peter J. Smith, Enzo Taddei, Patrick V. Dolan, Zara V. Clark and Shoaib Rasool Peter J. Smith, our President, and Enzo Taddei, our Chief Financial Officer and Patrick V. Dolan, new business managing director, Zara V. Clark, our Dubai office manager, Shoaib Rasool, our in house analyst and accountant, each have an employment agreement with the Company. All are full time employees of the Company. We intend to hire additional employees in 2014 such as a person to assist our new business managing director in London.

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

At March 31, 2014, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock sales and issuances since January 1, 2014

Date	Type	Shares	Valuation	Range of value per share
3/17/2014	Stock issued for repayment of debt	295,567	$20,690	$0.070

No underwriter was involved in connection with the issuance of the above shares. The shares issued were exempt from the registration provisions of the Securities act of 1933, as amended, pursuant to section 4(a)(2) of the Securities act and/or Regulations.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: May 14, 2014	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

