Form 10-Q
period 2014-06-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2014-08-14
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2014, there were 32,659,418 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

June 30, 2014

(Unaudited)

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

For the interim period ended June 30, 2014 and the year ended December 31, 2013

	June 30, 2014	December 31, 2013
Assets

Current Assets
Cash	$4,058	$48,856
Accounts receivable	2,520	2,520
Prepaids	28,653	33,799
Other current assets	452,201	452,201
Loans receivable	6,000	6,000
Total current assets	493,432	543,376

Investment, cost	5,000	5,000

Fixed assets, net	6,840	7,817

Total assets	$505,272	$556,193

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Deferred revenue	$31,000	$247,000
Accounts payable and accrued liabilities	46,894	38,989
Accounts payable - related parties	356,395	192,053
Loans payable - related party	57,894	57,194
Accrued interest	308,198	120,918
Notes payable - net of unamortized discount of $113,604 and $25,858 respectively	1,178,742	996,531
Total current liabilities	1,979,123	1,652,685

Long term liabilities
Convertible loan payable - related party	324,475	324,475
Total long term liabilities	324,475	324,475

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,983,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	1,020,000	1,020,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 32,005,918 and 31,044,202 shares issued and outstanding, respectively.	32,006	31,045
Additional paid in capital	2,786,767	2,657,659
Stock payable	82,850	82,850
Accumulated deficit	(5,719,949)	(5,212,521)
Total stockholders’ deficit	(2,818,326)	(2,440,967)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$505,272	$556,193

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations

For the three and six months period ended June 30, 2014 and June 30, 2013 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$193,750	$-	$346,000	$6,849

General and administrative expenses	50,959	53,384	96,200	123,394
Salaries	222,783	120,000	387,718	240,000
Professional services	63,665	217,230	100,433	394,270
Depreciation	506	333	977	662
Impairment of financial assets	-	160,000	-	160,000
Total operating expenses	337,912	550,947	585,328	918,326

Net loss from operations	(144,162)	(550,947)	(239,328)	(911,477)

Other income (expenses):
Interest (expense)	(136,533)	(936)	(258,651)	(936)
Amortization of debt discount	(20,369)	(8,212)	(25,858)	(8,212)
Gain on settlement of debt	16,560	13,200	16,560	13,200
Exchange rate gain / (loss)	(153)	-	(153)	-
Total income (expenses)	(140,495)	4,052	(268,102)	4,052

Net loss	$(284,657)	$(546,895)	$(507,429)	$(907,425)

Weighted average number of common shares outstanding - basic	31,650,948	30,626,540	31,526,843	30,162,061

Net loss per common share - basic	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

For the six months period ended June 30, 2014 and June 30, 2013 (Unaudited)

	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net loss	$(507,429)	$(907,425)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on settlement of debt	(16,560)	(13,200)
Consulting revenues received in marketable securities	-	(3,000)
Depreciation	977	662
Common stock issued for services rendered	8,250	291,933
Common stock issued for interest	65,785	-
Amortization of debt discount	25,858	8,212
Impairment of financial assets	-	160,000

Changes in operating assets and liabilities:
Prepaids, cash	5,146	(2,495)
Accrued interest	191,667	544
Accounts payable and accrued liabilities	24,466	39,050
Accounts payable - related parties	164,342	67,410
Deferred revenue	(216,000)	120,000
Accounts receivable	-	145,000

Net cash used in operating activities:	(253,498)	(93,309)

Cash Flows used in investing activities:
Loans given to non-affiliate	-	(6,000)

Net cash used in investing activities	-	(6,000)

Cash flows from financing activities:
Proceeds from loans - related parties	700	4,819
Convertible loan payable	208,000	90,000
Repayment of notes payable	-	(9,500)
Proceeds from issuance of common stock	-	10,000

Net cash provided by financing activities	208,700	95,319

Net change in cash	(44,798)	(3,990)

Effect of Exchange Rates on Cash	-	-

Cash at Beginning of Period	48,856	4,852

Cash at End of Period	$4,058	$862

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable settled in shares	$8,250	$75,000
Prepaid expenses paid in stock	$-	$245,789
Debt discount recorded on notes payable	$61,489	$47,370
Conversion of balance in accounts payable - related party to loans payable	$-	$324,475
Notes payable settled in shares	$32,500	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

June 30, 2014

(Unaudited)

Notes to financial statements:

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2013. The interim results for the period ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $284,657 and $507,429 for the three and six months ended June 30, 2014 respectively. Net cash used in operations of $(253,498) for the six months ended June 30, 2014; and a working capital deficit of $1,485,691 and stockholders´ deficit of $2,818,326 as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2014

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and at December 31, 2013 respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. At the quarter ended June 30, 2014, the Company had no bad debt.

Marketable Securities

(A)	Classification of Securities

At the time of the acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company recorded unrealized loss on marketable securities of $0 and $0 as at June 30, 2014 and December 31, 2013.

Global Equity International, Inc. and Subsidiary

June 30, 2014

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

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not carry out any impairments during the quarter ended June 30, 2014.

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

June 30, 2014

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

	June 30, 2014	December 31, 2013
Office equipment	$9,316	$9,316
Accumulated depreciation	$(2,476)	$(1,499)

Net fixed assets	$6,840	$7,817

During the six months ended June 30, 2014 and June 30, 2013, the Company expensed $977 and $662 respectively for depreciation.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company’s services do not include a provision for cancellation, termination, or refunds.

For the six months ended June 30, 2014 and June 30, 2013 the Company received cash only as consideration for services rendered.

At June 30, 2014 and June 30, 2013, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2014	June 30, 2013

ACI	100%	0%
	100%	0%

Global Equity International, Inc. and Subsidiary

June 30, 2014

(Unaudited)

For the three months ended June 30, 2014 and June 30, 2013, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2014	June 30, 2013

ACI	0%	100%

PCI	15%	0%

STV	13%	0%

SAC	72%	0%

	100%	100%

The company currently holds the following equity securities in private and also reporting companies:

Company	No. Shares	Status

M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	2,000,000	Private Company
	11,700,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the year ended December 31, 2013, the Company received $307,000 from two clients for service to be rendered during the year 2013 and 2014. At June 30, 2014, the Company recognized $216,000 ($60,000 at December 31, 2013) of this deferred revenue as revenue; leaving a deferred revenue balance of $31,000.

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

Global Equity International, Inc. and Subsidiary

June 30, 2014

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

June 30, 2014

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

Loans to Third Parties

On March 22, 2013 the Company granted a loan to Dreamscapes Properties International Inc. The principal amount lent was $6,000, the agreed interest rate was 5% per annum and finally, the loan would have to be repaid no later than one year from the date that the loan was granted. This loan is currently in default, the Company plans to speak to Dreamscapes Properties International Inc. with a view to discuss a payment plan over the next 6 months.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 5 - Debt

(A)	Related Party – short term

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of June 30, 2014 and as of December 31, 2013 respectively:

Loans payable – related party – December 31, 2013	$57,194
Proceeds from loans	700
Repayments	-
Loans payable – related party – June 30, 2014	$57,894

(B)	Related party – long term

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at June 30, 2014, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted this amount to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gives an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share. The balance outstanding in the Loan Payable account as at June 30, 2014 is $324,475. The accrued interest payable at June 30, 2014 amounted to $40,560. The Company assessed if there is a beneficial conversion feature cost associated with this transaction, none was noted.

Global Equity International, Inc. and Subsidiary

June 30, 2014

(Unaudited)

(C)	Notes payable

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest, these shares are not issued as of June 30, 2014 and is accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest. On August 8, 2014 it was mutually agreed to convert this convertible loan into a payment on account for services to be rendered in Dubai in the near future.

On September 9, 2013, the Company secured a nine month convertible loan for $32,500 with an 8% interest rate due on June 11, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. On March 17, 2014 the Company decided to allow this funder to convert $12,000 of this debt in common stock at $0.0406 per share. On April 1, 2014 the Company decided to allow this funder to convert the rest of this debt in common stock at $0.0435 per share

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time. The Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to five month extension. This stock compensation as issued to the lender also on December 12, 2013. On February 27, 2014, the Company agreed to pay an extra $50,000 of interest in order to avoid defaulting on the loan. It was mutually agreed that the capital and the interest would be paid once the $3,540,000 loan, applied for on December 9, 2013, from the United Kingdom financial institution was granted.

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.

On November 29, 2013, the Company received a loan in the amount of $450,000 from United Kingdom resident and subsequently the Company issued a Convertible Note due on November 25, 2014 (“Convertible Note”). The Convertible Note will bear interest at the rate of 10% per annum until maturity. The Convertible Note may be converted into shares of the issuer’s common stock at a conversion price of $.50 per share at the option of the holder of the Convertible Note. If the Convertible Note is not paid in full or converted into common stock of the Company prior to its maturity date, then the Convertible Note will accrue interest at the rate of 4.5% per annum from the maturity date until paid in full. This $450,000 loan was used as a guarantee for a loan amounting to $3,540,000 applied for to a United Kingdom financial institution on December 9, 2013. At June 30, 2014 the loan had still not been approved due to technical reasons solely related to the lender. On August 8, 2014 the lender had confirmed that the Company would be able to commence drawing down on the loan from August 15, 2014 onwards.

On April 1, 2014, the Company received a $53,000 a nine month convertible loan that was signed on March 6, 2014. The loan carried an 8% interest rate and will due on December 10, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued.

On April 1, 2014 the Company agreed issue stock at in order to pay off the rest of the note signed on September 9, 2013 ($20,500 plus the $1,300 of accrued interest).

Global Equity International, Inc. and Subsidiary

June 30, 2014

(Unaudited)

On May 1, 2014, the Company secured two 12 month convertible loans for $50,000 each with an 8% interest rate due on May 1, 2015. The terms of the conversion were agreed at a 40% discount to market based on an average price of the two lowest bids on the 20 trading days prior to the conversion date. If the Company opts to pay the loan back on or before 90 days after the loans were granted, hence not converting the debt into equity; borrower shall make payment to the holders of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. If the Company opts to pay the loan back on or before 180 days after the loans were granted, hence not converting the debts into equity; borrower shall make payment to the holders of an amount in cash equal to 140% of total amount due inclusive of principal and interest accrued. The company also agreed a two collateralized secured promissory notes (backend notes) under the same terms for a further $50,000 from each lender within six months of the first loans. This loan is not convertible unless the total amount, $100,000, is received as per both of the notes payable agreements.

On June 12 2014, the Company and an investor entered into a two year $250,000 convertible promissory note with an original issue discount of $25,000. The terms of this convertible note were $55,000 upon closing, an 8% interest rate per annum or 0% interest if the note was to be paid back within 90 days of the issuance of the note. The terms of the conversion were agreed at the lesser of $0.30 or a 40% discount to market based on an average price of the lowest bids on the 25 trading days prior to the conversion date.

The amounts paid to acquire the debt financing have been treated as a debt discount hence at June 30, 2013 the Company recorded debt discount of $61,489. This will be amortized over the life of the respective loans. During the six months ended June 30, 2014 and June 30, 2013, the Company amortized $25,858 and $8,212.

(D)	Accounts payable – related parties

The following table represents the accounts payable to related parties as of March 31, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013

Salaries	356,395	182,080
Expenses	-	9,973
	$356,395	$192,053

As discussed in note no. 5(B), the Company converted $324,475 of related party accounts payable into a convertible loan during the six months ended June 30, 2014.

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

Global Equity International, Inc. and Subsidiary

June 30, 2014

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

(B)	Common Stock

During the six months ended June 30, 2014 the Company issued the following shares:

Date	Type	Shares	Valuation	Range of value per share
3/17/2014	Stock issued for payment of debt	295,567	$12,000	$0.0406
4/01/2014	Stock issued for payment of debt	501,149	$109,819	$0.219
4/22/2014	Stock issued for services	165,000	$8,250	$0.0500
	Totals	961,716	$130,069

Global Equity International, Inc. and Subsidiary

June 30, 2014

(Unaudited)

(C)	Stock payable

On April 24, 2013, the Company entered into a consulting agreement with Robert Sullivan. As per the agreement the Company will be issuing 150,000 restricted shares to the consultant. The agreement also stipulates a condition where the Company guarantees a minimal value of $100,000 at the time of legend removal and any shortfall will be taken care of by issuance of additional shares. As of the date of the agreement the shares are valued at $43,500. As of June 30, 2014 $77,350 was recorded as stock payable.

On June 4, 2013, the Company received $50,000 from Direct Securities Integration, Inc in pursuance of a notes payable agreement. The agreement stipulates a condition for the payment of 10,000 shares in lieu of interest on the day of agreement. Such shares are not issued as of June 30, 2014, and are valued at $5,500.

Note 7 – Commitments and contingencies

On April 24, 2013, the Company entered into advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During the current period the Company has paid $10,000 in cash, the balance of $20,000 is due within 60 days of the signing of the agreement; this amount is unpaid as at June 30, 2014. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. As of June 30, 2014 the legend is still not removed, the Company has accrued for the shortfall of $77,350 as a stock payable.

Note 8 – Other current assets

The following is a summary of the Company’s other current assets:

	June 30, 2014		December 31, 2013

Cash collateral paid to secure loan	$450,000	(1)	$450,000

Retainers paid to legal counsel	2,201		2,201
	$452,201		$452,201

(1) Please refer to Note 5(C) – Notes payable

Note 9 – Subsequent Events

On July 22, 2014, the Company issue a total of 453,500 shares at $0.15 to four service providers that have introduced new business to our Company.

On July 24, 2014 the Company was engaged by a software company based in Sri Lanka, Singapore and India. The company has been recently valued by Ernest and Young at $318 million. The terms of our engagement were to assist the company with a NASDAQ OTCQB listing in the USA. The value of the contract was $250,000 and 10% of the issued and outstanding shares in the company once the Company obtains a listing. The client has paid to date a total of $170,000.

On July 27, 2014 the Company was engaged by a Dutch based client that has a FDA approved treatment for peritoneal cancer. The terms of our engagement were to assist the company with NASDAQ Dubai IPO. The value of the contract was $465,000 and 7% of the issued and outstanding shares in the company once the Company IPO´s its stock on the NASDAQ Dubai. The client has paid to date a total of $230,000.

On August 1, 2014 the Company formally engaged a Chicago based IR/PR firm called Martin E. Janis Inc. The agreement was to pay a retainer for a minimum of 6 months at $7,500 per month and also an issuance of 200,000 restricted shares. We also agreed to a get-out clause for the first month.

On August 6, 2014 the Company was formally informed that the $3,540,000 loan agreed with a United Kingdom financial institution on December 9 2013, will be due to commence drawdowns from August 15, 2014 subject to our company meeting the conditions precedent stated in the loan agreement.

On August 8, 2014 the party that issued the Company with a 12 month $50,000 convertible loan on June 4, 2013, agreed to convert the loan into a payment on account for services to be rendered in the near future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended June 30, 2014 and June 30, 2013.

The Company had revenues amounting to $193,750 and $0 for the three months ended June 30, 2014 and June 30, 2013. Most of our engagements with clients call for the Company to accomplish certain milestones in order to be able to invoice work completed hence, to date, we still have deferred revenue received amounting to $31,000. Management does invest a lot of time on behalf of our clients such as meetings with the Dubai NASDAQ, the DFSA (the Dubai Financial Service Authority), marketing and IR consultants and finally local Dubai DFSA authorized sponsor that have the authority to underwrite a company that wishes to list its equity on the Dubai NASDAQ. This cannot be deemed as billable work in progress but, management considers that this work carried out on behalf of our clients, though not quantifiable, is essential in order to accomplish our mandate from clients that wish to list in Dubai.

The operating costs for the for the three months ended June 30, 2014 and June 30, 2013 were $337,912 and $550,947 respectively. The substantial decrease is mainly due to a decrease in subcontracted professional services, investor relations, marketing costs and a substantial increase in revenue that we have been able to recognize. Also, we impaired $160,000 of financial assets at June 30, 2013.

The net losses from operations for the periods for the for the three months ended June 30, 2014 and June 30, 2013 were $144,162 and $550,947 respectively.

Other income (expenses) amounted to $(140,495) and $4,052 for the three months ended June 30, 2014 and June 30, 2013 respectively. The increase is mainly due a substantial increase in accrued interest on loans received.

The net losses for the periods for the three months ended June 30, 2014 and June 30, 2013 were $284,657 and $546,895 respectively.

The Company had 32,005,918 and 30,784,202 shares issued and outstanding at June 30, 2014 and June 30, 2013 respectively. The weighted average of the stock for the three months ended June 30, 2014 and June 30, 2013 was 31,650,948 and 30,626,540 respectively. The loss per share for both periods was $(0.01) and $(0.02) respectively.

For the six months ended June 30, 2014 and June 30, 2013.

The Company had revenues amounting to $346,000 and $6,849 for the six months ended June 30, 2014 and June 30, 2013. Most of our engagements with clients call for the Company to accomplish certain milestones in order to be able to invoice work completed hence, to date, we still have deferred revenue received amounting to $31,000. Management does invest a lot of time on behalf of our clients such as meetings with the Dubai NASDAQ, the DFSA (the Dubai Financial Service Authority), marketing and IR consultants and finally local Dubai DFSA authorized sponsor that have the authority to underwrite a company that wishes to list its equity on the Dubai NASDAQ. This cannot be deemed as billable work in progress but, management considers that this work carried out on behalf of our clients, though not quantifiable, is essential in order to accomplish our mandate from clients that wish to list in Dubai.

The operating costs for the for the six months ended June 30, 2014 and June 30, 2013 were $585,328 and $918,326, respectively. The substantial decrease is mainly due to a decrease in subcontracted professional services, investor relations, marketing costs and a substantial increase in revenue that we have been able to recognize. Also, we impaired $160,000 of financial assets at June 30, 2013.

The net losses from operations for the periods for the for the six months ended June 30, 2014 and June 30, 2013 were $239,328 and $911,477 respectively.

Other income (expenses) amounted to $(268,102) and $4,052 for the six months ended June 30, 2014 and June 30, 2013 respectively. The increase is mainly due a substantial increase in accrued interest on loans received.

The net losses for the periods for the ended six months ended June 30, 2014 and June 30, 2013 were $507,429 and $907,425 respectively.

The Company had 32,005,918 and 30,784,202 shares issued and outstanding at June 30, 2014 and June 30, 2013 respectively. The weighted average of the stock for the six months ended June 30, 2014 and June 30, 2013 was 31,526,843 and 30,162,061 respectively. The loss per share for both periods was $(0.01) and $(0.01) respectively.

LIQUIDITY AND CAPITAL RESERVES

As reflected in the accompanying financial statements, the Company had a net comprehensive loss of $284,657 and $507,429 for the three and six months ended June 30, 2014 respectively. Net cash used in operations of $(220,998) for the six months ended June 30, 2014; and a working capital deficit of $1,485,691 and stockholders´ deficit of 2,818,326 as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had a loss of $ 546,894 and $907,425 for the three and six months ended June 30, 2013. Net cash used in operations of $(93,309) for the quarter ended June 30, 2013; and a working capital deficit of $1,310,919 and stockholders´ deficit of $2,643,048 as of December 31, 2013.

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

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest, these shares are not issued as of June 30, 2014 and is accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest. On August 8, 2014 it was mutually agreed to convert this convertible loan into a payment on account for services to be rendered in Dubai in the near future.

On September 9, 2013, the Company secured a nine month convertible loan for $32,500 with an 8% interest rate due on June 11, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. On March 17, 2014 the Company decided to allow this funder to convert $12,000 of this debt in common stock at $0.0406 per share. On April 1, 2014 the Company decided to allow this funder to convert the rest of this debt in common stock at $0.0435 per share

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time. The Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to five month extension. This stock compensation as issued to the lender also on December 12, 2013. On February 27, 2014, the Company agreed to pay an extra $50,000 of interest in order to avoid defaulting on the loan. It was mutually agreed that the capital and the interest would be paid once the $3,540,000 loan, applied for on December 9, 2013, from the United Kingdom financial institution was granted.

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.

On November 29, 2013, the Company received a loan in the amount of $450,000 from United Kingdom resident and subsequently the Company issued a Convertible Note due on November 25, 2014 ("Convertible Note"). The Convertible Note will bear interest at the rate of 10% per annum until maturity. The Convertible Note may be converted into shares of the issuer’s common stock at a conversion price of $.50 per share at the option of the holder of the Convertible Note. If the Convertible Note is not paid in full or converted into common stock of the Company prior to its maturity date, then the Convertible Note will accrue interest at the rate of 4.5% per annum from the maturity date until paid in full. This $450,000 loan was used as a guarantee for a loan amounting to $3,540,000 applied for to a United Kingdom financial institution on December 9, 2013. At June 30, 2014 the loan had still not been approved due to technical reasons solely related to the lender. On August 8, 2014 the lender had confirmed that the Company would be able to commence drawing down on the loan from August 15, 2014 onwards. However, there is no guarantee that such funding will occur at this date.

On April 1, 2014, the Company a secured a nine month convertible loan for $53,000. The loan carried an 8% interest rate and will due on December 10, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued.

On April 1, 2014 the Company agreed issue stock at in order to pay off the rest of the note signed on September 9, 2013 ($20,500 plus the $1,300 of accrued interest).

On May 1, 2014, the Company secured two 12 month convertible loans for $50,000 each with an 8% interest rate due on May 1, 2015. The terms of the conversion were agreed at a 40% discount to market based on an average price of the two lowest bids on the 20 trading days prior to the conversion date. If the Company opts to pay the loan back on or before 90 days after the loans were granted, hence not converting the debt into equity; borrower shall make payment to the holders of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. If the Company opts to pay the loan back on or before 180 days after the loans were granted, hence not converting the debts into equity; borrower shall make payment to the holders of an amount in cash equal to 140% of total amount due inclusive of principal and interest accrued. The company also agreed a two collateralized secured promissory notes (backend notes) under the same terms for a further $50,000 from each lender within six months of the first loans. This loan is not considered convertible unless the total amount, $100,000, is received as per both of the notes payable agreements.

On June 12 2014, the Company and an investor entered into a two year $250,000 convertible promissory note with an original issue discount of $25,000. The terms of this convertible note were $55,000 upon closing, an 8% interest rate per annum or 0% interest if the note was to be paid back within 90 days of the issuance of the note. The terms of the conversion were agreed at the lesser of $0.30 or a 40% discount to market based on an average price of the lowest bids on the 25 trading days prior to the conversion date.

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

Finally, on May, 28 2014 the Company announces that it had appointed His Highness Sheikh Rashed bin Ahmed bin Maktoum Al Maktoum (a successor to the throne in Dubai). This appointment underpinned the company fully owned subsidiary, Global Equities Partners Plc’s, rapidly increasing advisory work in the UAE as capital market activity returns supported by a wider resurgent economy. For 2014, the IMF has predicted UAE GDP growth of 4.5% driven by robust economic fundamentals, Dubai’s recent Expo 2020 win and Abu Dhabi’s buoyant oil and gas industry and aligned investment. In addition, MSCI’s (Morgan Stanley Capital International) recent upgrade of the UAE to ‘emerging market’ status is expected to facilitate capital inflow into the Emirate of around US$ 370 million according to industry experts.

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

We intend to develop relationships with a further six “introducers” to potential new business for the Company before the end of December 2014.

2)	DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the company allowing us a license to trade in the UAE. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

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

Late 2014 or early 2015, we intend to become one of the first foreign companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

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

We intend to take our consultancy service outside of the Middle East and Europe into Asia and Sri Lanka. We will expand on a ‘Commission Only’ basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add at least three new members to our administration team before December 31, 2014.

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

At June 30, 2014, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock sales and issuances since January 1, 2014

Date	Type	Shares	Valuation	Range of value per share
3/17/2014	Stock issued for payment of debt	295,567	$12,000	$0.0406
4/1/2014	Stock issued for payment of debt	501,149	$109,819	$0.2190
4/22/2014	Stock issued for services	165,000	$8,250	$0.0500
7/22/2014	Stock issued for services	115,000	$17,250	$0.1500
7/22/2014	Stock issued for services	50,000	$7,500	$0.1500
7/22/2014	Stock issued for services	12,500	$1,875	$0.1500
7/22/2014	Stock issued for services	276,000	$41,400	$0.1500
8/4/2014	Stock issued for services	200,000	$30,000	$0.1500
		1,615,216	228,094

The proceeds from the sales of the Company’s common stock were used as working capital or to pay bills. The issuance of the above shares of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or regulation S promulgated thereunder.

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: August 14, 2014	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

