Form 10-Q/A
period 2014-06-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2014-08-18
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Global Equity International, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 14, 2014, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

EXHIBIT INDEX

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	These Exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014.

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EQUITY INTERNATIONAL, INC.

Date: August 18, 2014	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2014	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)