Form 10-Q
period 2014-09-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2014-11-13
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 000-54557

GLOBAL EQUITY INTERNATIONAL INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai, UAE
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: +971 (0) 42767576

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2014, there were 33,751,752 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

September 30, 2014

(Unaudited)

3

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

For the interim period ended September 30, 2014 (Unaudited) and the year ended December 31, 2013 (Audited)

	September 30, 2014	December 31, 2013
	Unaudited	Audited

Assets

Current Assets
Cash	$17,152	$48,856
Accounts receivable	2,520	2,520
Prepaids	62,429	33,799
Other current assets	452,201	452,201
Loans receivable	6,000	6,000
Total current assets	540,302	543,376

Investment, cost	5,000	5,000

Fixed assets, net	22,404	7,817
Total assets	$567,706	$556,193

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Deferred revenue	$250,000	$247,000
Accounts payable and accrued liabilities	72,324	38,989
Accounts payable - related parties	331,985	192,053
Loans payable - related party	57,894	57,194
Accrued interest	378,979	120,918
Notes payable - net of unamortized discount	1,128,951	996,531
Total current liabilities	2,220,133	1,652,685

Long term liabilities
Convertible loan payable - related party	324,475	324,475
Total long term liabilities	324,475	324,475

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,983,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	1,020,000	1,020,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 33,159,418 and 31,044,202 shares issued and outstanding, respectively.	33,160	31,045
Additional paid in capital	2,963,638	2,657,659
Stock payable	82,850	82,850
Accumulated deficit	(6,076,550)	(5,212,521)
Total stockholders’ deficit	(2,996,902)	(2,440,967)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$567,706	$556,193

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months period ended September 30, 2014 and September 30, 2013 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$209,000	$165,000	$555,000	$171,849

General and administrative expenses	130,263	99,240	226,463	222,634
Salaries	251,657	150,000	639,375	390,000
Professional services	111,215	116,772	211,648	511,042
Depreciation	653	336	1,630	998
Impairment of financial assets	-	-	-	160,000
Total operating expenses	493,788	366,348	1,079,115	1,284,674

Net loss from operations	(284,788)	(201,348)	(524,115)	(1,112,825)

Other income (expenses):
Interest (expense)	(70,782)	(23,555)	(329,432)	(24,491)
Amortization of debt discount	(709)	(18,240)	(26,567)	(26,452)
Gain on settlement of debt	-	-	16,560	13,200
Exchange rate gain / (loss)	(323)	-	(476)	-
Total income (expenses)	(71,814)	(41,795)	(339,915)	(37,743)

Net loss	$(356,602)	$(243,143)	$(864,030)	$(1,150,568)

Weighted average number of common shares outstanding - basic	32,474,668	30,784,202	31,866,476	30,370,730

Net loss per common share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Comprehensive Loss:
Net loss	(356,602)	(243,143)	(864,030)	(1,150,568)
Comprehensive Loss	$(356,602)	$(243,143)	$(864,030)	$(1,150,568)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

For the nine months period ended September 30, 2014 and September 30, 2013 (Unaudited)

	September 30, 2014		September 30, 2013

Cash flows from operating activities
Net loss		$(864,030)	$(1,150,568)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on settlement of debt		(16,560)	(13,200)
Consulting revenues received in marketable securities		-	(3,000)
Depreciation		1,630	998
Common stock issued for services rendered		186,275	459,748
Common stock issued in lieu of notes payable		-	-
Amortization of debt discount		26,567	26,452
Impairment of financial assets		-	160,000
Stock issued for interest		65,785	-

Changes in operating assets and liabilities:
Prepaids, cash		(28,630)	(2,690)
Accrued interest		262,448	17,724
Accounts payable and accrued liabilities		49,896	36,214
Accounts payable - related parties		139,932	134,477
Deferred revenue		3,000	60,000
Accounts receivable		-	145,000
Impairment of financial assets		-	-

Net cash used in operating activities:		(173,688)	(128,845)

Cash Flows used in investing activities:
Office furniture and equipment, net		(16,216)	-
Loans given to non-affiliate		-	(6,000)

Net cash used in investing activities		(16,216)	(6,000)

Cash flows from financing activities:
Proceeds from loans - related parties		700	4,819
Convertible loan payable		208,000	125,000
Repayment of notes payable		(50,500)	(9,500)
Proceeds from issuance of common stock		-	10,000

Net cash provided by financing activities		158,200	130,319

Net increase in cash		(31,704)	(4,526)

Effect of Exchange Rates on Cash		-	-

Cash at Beginning of Period		48,856	4,852

Cash at End of Period		$17,152	$326

Supplemental disclosure of cash flow information:
Cash paid for interest		$-	$-

Cash paid for income taxes		$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable settled in shares		$186,275	$75,000
Prepaid expenses paid in stock		$-	$104,522
Debt discount recorded on notes payable		$93,446	$47,370
Deferred revenue settled in shares	$		$2,000
Conversion of balance in accounts payable - related party to loans payable		$-	$324,475
Notes payable settled in shares		$121,819	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

September 30, 2014

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the periods ended December 31, 2013 and 2012. The interim results for the period ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

Note 2 - Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014 we formed a Dubai subsidiary, of Global Equity Partners Plc., called GE Professionals JLT.

Revenue is generated from business consulting services, introduction fees, and equity participation.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had a net comprehensive loss of $356,602 and $864,030 for the three and nine months ended September 30, 2014 respectively. Net cash used in operations of $173,688 for the nine months ended September 30, 2014; and a working capital deficit of $1,679,831 and stockholders´ deficit of $2,996,902 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2014

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

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its 100% subsidiary Global Equity Partners Plc. and GE Professionals JLT is 100% owned by Global Equity Partners Plc.All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and at December 31, 2013 respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. At the quarter ended September 30, 2014, the Company had no bad debt.

Marketable Securities

(A) Classification of Securities

At the time of the acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company recorded unrealized loss on marketable securities of $0 and $0 as at September 30, 2014 and December 31, 2013.

Global Equity International, Inc. and Subsidiary

September 30, 2014

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not carry out any impairments during the quarter ended September 30, 2014.

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

September 30, 2014

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

	September 30, 2014	September 30, 2013
Office equipment	$25,532	$6,679
Accumulated depreciation	$(3,128)	$(1,115)
Net fixed assets	$22,404	$5,464

During the nine months ended September 30, 2014 and September 30, 2013, the Company expensed $1,630 and $998 respectively for depreciation.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company’s services do not include a provision for cancellation, termination, or refunds.

For the nine months ended September 30, 2014 and September 30, 2013 the Company received cash only as consideration for services rendered.

At September 30, 2014 and September 30, 2013, the Company had the following concentrations of accounts receivables with customers:

Customer		September 30, 2014	September 30, 2013

ACI	$2,520	100%	0%

	$2,520	100%	0%

Global Equity International, Inc. and Subsidiary

September 30, 2014

(Unaudited)

For the three months ended September 30, 2014 and September 30, 2013, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2014	September 30, 2013

ACI	0%	3%

SAC	0%	50%

ANR	0%	6%

YMD	4%	0%

IOA	4%	0%

STV	4%	0%

PCI	5%	0%

DSI	9%	41%

MHB	41%	0%

DUO	30%	0%

Total	100%	100%

The company currently holds the following equity securities in private and also reporting companies:

Company	No. Shares	Status

M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	2,000,000	Private Company

	11,700,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the nine months ended the Company received $558,000 from seven clients for service to be rendered during this year 2014 and 2015. At September 30, 2014, the Company recognized $308,000 ($247,000 out of December 31, 2013) of this deferred revenue as revenue; leaving a deferred revenue balance of $250,000.

Global Equity International, Inc. and Subsidiary

September 30, 2014

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

September 30, 2014

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

Note 5 - Debt

(A) Related Party – short term

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of September 30, 2014 and as of December 31, 2013 respectively:

Loans payable – related party – December 31, 2013	$57,194
Proceeds from loans	700
Repayments	-
Loans payable – related party – September 30, 2014	$57,894

Global Equity International, Inc. and Subsidiary

September 30, 2014

(Unaudited)

(B) Related party – long term

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at September 30, 2014, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted this amount to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gives an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share. The balance outstanding in the Loan Payable account as at September 30, 2014 is $324,475. The accrued interest payable at September 30, 2014 amounted to $48,762. The Company assessed if there is a beneficial conversion feature cost associated with this transaction, none was noted.

(C) Notes payable

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest, these shares are not issued as of September 30, 2014 and is accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest. On August 8, 2014 it was mutually agreed to convert this convertible loan into a payment on account for services to be rendered in Dubai in the near future.

On September 9, 2013, the Company secured a nine month convertible loan for $32,500 with an 8% interest rate due on June 11, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. On March 17, 2014 the Company decided to allow this funder to convert $12,000 of this debt in common stock at $0.0406 per share. On April 1, 2014 the Company decided to allow this funder to convert the rest of this debt in common stock at $0.0425 per share

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time. The Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to five month extension. This stock compensation as issued to the lender also on December 12, 2013. On February 27, 2014, the Company agreed to pay an extra $50,000 of interest in order to avoid defaulting on the loan. It was mutually agreed that the capital and the interest would be paid once the $3,540,000 loan, applied for on December 9, 2013, from the United Kingdom financial institution was granted.

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.

On November 29, 2013, the Company received a loan in the amount of $450,000 from United Kingdom resident and subsequently the Company issued a Convertible Note due on November 25, 2014 (“Convertible Note”). The Convertible Note will bear interest at the rate of 10% per annum until maturity. The Convertible Note may be converted into shares of the issuer’s common stock at a conversion price of $.50 per share at the option of the holder of the Convertible Note. If the Convertible Note is not paid in full or converted into common stock of the Company prior to its maturity date, then the Convertible Note will accrue interest at the rate of 4.5% per annum from the maturity date until paid in full. This $450,000 loan was used as a guarantee for a loan amounting to $3,540,000 applied for to a United Kingdom financial institution on December 9, 2013. At September 30, 2014 the loan had still not been approved due to technical reasons solely related to the lender.

Global Equity International, Inc. and Subsidiary

September 30, 2014

(Unaudited)

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

The amounts paid to acquire the debt financing have been treated as a debt discount hence at September 30, 2014 the Company recorded debt discount of $44,113. This will be amortized over the life of the respective loans. During the nine months ended September 30, 2014 and September 30, 2013, the Company amortized $26,567 and $26,452.

(D) Accounts payable – related parties

The following table represents the accounts payable to related parties as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013

Salaries	331,985	182,080
Expenses	5,473	9,973
	$337,458	$192,053

As discussed in note no. 5(B), the Company converted $324,475 of related party accounts payable into a convertible loan during the nine months ended September 30, 2014.

Global Equity International, Inc. and Subsidiary

September 30, 2014

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

Global Equity International, Inc. and Subsidiary

September 30, 2014

(Unaudited)

(B) Common Stock

During the six months ended September 30, 2014 the Company issued the following shares:

Date	Type	Shares	Valuation	Range of value per share
3/17/2014	Stock issued for payment of debt	295,567	$12,000	$0.0406
4/1/2014	Stock issued for payment of debt	501,149	$109,819	$0.2190
4/22/2014	Stock issued for services	165,000	$8,250	$0.0500
7/22/2014	Stock issued for services	115,000	$17,250	$0.1500
7/22/2014	Stock issued for services	50,000	$7,500	$0.1500
7/22/2014	Stock issued for services	12,500	$1,875	$0.1500
7/22/2014	Stock issued for services	276,000	$41,400	$0.1500
8/4/2014	Stock issued for services	200,000	$30,000	$0.1500
9/19/2014	Salary Bonus	500,000	$80,000	$0.1600

		2,115,216	$308,094

(C) Stock payable

On April 24, 2013, the Company entered into a consulting agreement with Robert Sullivan. As per the agreement the Company will be issuing 150,000 restricted shares to the consultant. The agreement also stipulates a condition where the Company guarantees a minimal value of $100,000 at the time of legend removal and any shortfall will be taken care of by issuance of additional shares. As of the date of the agreement the shares are valued at $43,500. As of September 30, 2014 $77,350 was recorded as stock payable.

On June 4, 2013, the Company received $50,000 from Direct Securities Integration, Inc in pursuance of a notes payable agreement. The agreement stipulates a condition for the payment of 10,000 shares in lieu of interest on the day of agreement. Such shares are not issued as of September 30, 2014, and are valued at $5,500.

Note 7 - Commitments and contingencies

On April 24, 2013, the Company entered into advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During the current period the Company has paid $10,000 in cash, the balance of $20,000 is due within 60 days of the signing of the agreement; this amount is unpaid as at September 30, 2014. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. As of September 30, 2014 the legend is still not removed, the Company has accrued for the shortfall of $77,350 as a stock payable.

Global Equity International, Inc. and Subsidiary

September 30, 2014

(Unaudited)

Note 8 - Other current assets

The following is a summary of the Company’s other current assets:

	September 30, 2014		December 31, 2013
Cash collateral paid to secure loan	$450,000	(1)	$450,000

Retainers paid to legal counsel	2,201		2,201

	$452,201		$452,201

(1) Please refer to Note 5(C) – Notes payable

Note 9 - Subsequent Events

On October 2, 2014, the Company received $32,500 from a secured a nine month convertible loan signed on September 25, 2014. The loan carried an 8% interest rate and will due on December 10, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash equal to 125% of total amount due inclusive of principal and interest accrued.

On October 2, 2014 a note holder converted $8,000 of debt into 86,207 common shares.

On October 17, 2014 a note holder converted $4,730 of debt into 162,543 common shares.

On October 21, 2014 a note holder converted $4,730 of debt into 162,543 common shares.

On October 27, 2014 a note holder converted $4,730 of debt into 162,543 common shares.

On November 6 2014 a note holder converted $1,000 of debt into 18,498 common shares.

On November 7, 2014 the Company was formally informed that the $3,540,000 loan agreed with a United Kingdom financial institution on December 9, 2013, will be due to commence drawdowns before the end of 2014 subject to our company meeting the conditions precedent stated in the loan agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended September 30, 2014 and September 30, 2013.

The Company had revenues amounting to $209,000 and $165,000 for the three months ended September 30, 2014 and September 30, 2013. Most of our engagements with clients call for the Company to accomplish certain milestones in order to be able to invoice work completed; hence, to date, we still have deferred revenue receivable amounting to $250,000. Management does invest a lot of time on behalf of our clients such as meetings with the Dubai NASDAQ, the DFSA (the Dubai Financial Service Authority), marketing and IR consultants and finally local Dubai DFSA authorized sponsors that have the authority to underwrite a company that wishes to list its equity on the Dubai NASDAQ. This cannot be deemed as billable work in progress, but management considers that this work carried out on behalf of our clients, though not quantifiable, is essential in order to accomplish our mandate from clients that wish to list in Dubai.

The operating costs for the for the three months ended September 30, 2014 and September 30, 2013 were $470,304 and $366,348 respectively.

	Three Months	Three Months
	September 30, 2014	September 30, 2013

General and administrative expenses	$130,263	$99,240
Salaries	251,657	150,000
Professional services	111,215	116,772
Depreciation	653	336
Total operating expenses	$493,788	$366,348

The operating costs for the three months September 30, 2014 suffered a substantial increase in salaries mainly due to the employment of new staff members in our Dubai office.

The net losses from operations for the three months ended September 30, 2014 and September 30, 2013 were $284,788 and $201,348, respectively.

Other income (expenses) amounted to $(71,814) and $(41,795) for the three months ended September 30, 2014 and September 30, 2013 respectively. The increase is mainly due a substantial increase in accrued interest on loans received.

The net losses for the three months ended September 30, 2014 and September 30, 2013 were $356,602 and $243,143, respectively.

The Company had 33,159,418 and 30,784,202 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively. The weighted average of the stock for the three months ended September 30, 2014 and September 30, 2013 was 32,474,668 and 30,784,202, respectively. The loss per share for both periods was $(0.01) and $(0.01), respectively.

For the nine months ended September 30, 2014 and September 30, 2013.

The Company had revenues amounting to $555,000 and $171,849 for the nine months ended September 30, 2014 and September 30, 2013, which is a 223% increase in comparison with the same period last year; this increase in mainly due to having been engaged by many new clients for US and Dubai listings and also general consultancy work. Also, with our growing team in our Dubai office, we have been able to accomplish certain milestones, called upon in our contracts, in order to allow us to invoice current clients for work completed.

The operating costs for the for the nine months ended September 30, 2014 and September 30, 2013 were $1,079,115 and $1,248,674, respectively.

	Nine Months	Nine Months
	September 30, 2014	September 30, 2013

General and administrative expenses	$226,463	$222,634
Salaries	639,375	390,000
Professional services	211,648	511,042
Depreciation	1,630	998
Impairment of financial assets	-	160,000
Total operating expenses	$1,079,115	$1,284,674

The total operating costs for the nine months September 30, 2014 decreased by $205,559. We had to increase the salaries due to the employment of new staff but we also managed to decrease substantially our dependence on professional services rendered to the Company.

The net losses from operations for the nine months ended September 30, 2014 and September 30, 2013 were $524,115 and $1,112,825, respectively. This substantial decrease in losses is due to two main factors: 1) a 223% increase in income and 2) at September 30, 2013, we had to impair $160,000 of financial assets.

Other income (expenses) amounted to $(339,915) and $(37,743) for the nine months ended September 30, 2014 and September 30, 2013, respectively. As we have been developing the business, we have not been able to depend solely on the receipt of income to fund our operating costs; hence we have had to incur debt financing which is not inexpensive for early stage companies that are still developing their business model.

The net losses for the ended nine months ended September 30, 2014 and September 30, 2013 were $864,030 and $1,150,568, respectively.

The Company had 33,159,418 and 30,784,202 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively. The weighted average of the stock for the nine months ended September 30, 2014 and September 30, 2013 was 31,866,476 and 30,370,730, respectively. The loss per share for both periods was $(0.01) and $(0.04), respectively.

LIQUIDITY AND CAPITAL RESERVES

As reflected in the accompanying financial statements, the Company had a net comprehensive loss of $356,602 and $864,030 for the three and nine months ended September 30, 2014, respectively. Net cash used in operations of $(239,473) for the nine months ended September 30, 2014; a working capital deficit of $1,679,831 and stockholders´ deficit of $(2,996,902) as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had a net comprehensive loss of $243,143 and $1,150,568 for the three and nine months ended September 30, 2013, respectively. Net cash used in operations of $(128,845) for the nine months ended September 30, 2013; a working capital deficit of $(474,666) and stockholders´ deficit of $(1,268,677) as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 9, 2013, the Company secured a nine month convertible loan for $32,500 with an 8% interest rate due on June 11, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. On March 17, 2014 the Company decided to allow this funder to convert $12,000 of this debt into common stock at $0.0406 per share. On April 1, 2014 the Company decided to allow this funder to convert the rest of this debt in common stock at $0.0435 per share.

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to five month extension. This stock compensation was issued to the lender also on December 12, 2013. On February 27, 2014, the Company agreed to pay an extra $50,000 of interest in order to avoid defaulting on the loan. It was mutually agreed that the principal and the interest would be paid once the $3,540,000 loan, applied for on December 9, 2013, from the United Kingdom financial institution was granted.

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.

On November 29, 2013, the Company received a loan in the amount of $450,000, from a United Kingdom resident and subsequently the Company issued a Convertible Note due on November 25, 2014 (“Convertible Note”). The Convertible Note will bear interest at the rate of 10% per annum until maturity. The Convertible Note may be converted into shares of the issuer’s common stock at a conversion price of $.50 per share at the option of the holder of the Convertible Note. If the Convertible Note is not paid in full or converted into common stock of the Company prior to its maturity date, then the Convertible Note will accrue interest at the rate of 4.5% per annum from the maturity date until paid in full. This $450,000 loan was used as a guarantee for a loan amounting to $3,540,000 applied for to a United Kingdom financial institution on December 9, 2013. At June 30, 2014 the loan had still not been approved due to technical reasons solely related to the lender. On November 7, 2014 the Company was formally informed that the $3,540,000 loan agreed with a United Kingdom financial institution on December 9, 2013, will be due to commence drawdowns before the end of 2014 subject to our company meeting the conditions precedent stated in the loan agreement.

On April 1, 2014, the Company received $53,000 from a secured a nine month convertible loan signed on March 6, 2014. The loan carried an 8% interest rate and will due on December 10, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity, borrower shall make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued.

On April 1, 2014 the Company agreed to issue stock in order to pay off the rest of the note signed on September 9, 2013 ($20,500 plus the $1,300 of accrued interest).

On May 1, 2014, the Company secured two 12 month convertible loans for $50,000 each with an 8% interest rate due on May 1, 2015. The terms of the conversion were agreed at a 40% discount to market based on an average price of the two lowest bids on the 20 trading days prior to the conversion date. If the Company opts to pay the loan back on or before 90 days after the loans were granted, hence not converting the debt into equity; borrower shall make payment to the holders of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. If the Company opts to pay the loan back on or before 180 days after the loans were granted, hence not converting the debts into equity, borrower shall make payment to the holders of an amount in cash equal to 140% of total amount due inclusive of principal and interest accrued. The Company also agreed a two collateralized secured promissory notes (backend notes) under the same terms for a further $50,000 from each lender within six months of the first loans.

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

On May 28, 2014 the Company announced that it had appointed His Highness Sheikh Rashed bin Ahmed bin Maktoum Al Maktoum (A Member of the ruling royal family of Dubai). This appointment underpinned the Company fully owned subsidiary, Global Equities Partners Plc’s, rapidly increasing advisory work in the UAE as capital market activity returns supported by a wider resurgent economy. For 2014, the IMF has predicted UAE GDP growth of 4.5% driven by robust economic fundamentals, Dubai’s recent Expo 2020 win and Abu Dhabi’s buoyant oil and gas industry and aligned investment. In addition, MSCI’s (Morgan Stanley Capital International) recent upgrade of the UAE to ‘emerging market’ status is expected to facilitate capital inflow into the Emirate of around US$ 370 million according to industry experts.

On September 24, 2014 we were engaged by a company called VT Hydrocarbons Limited to assist with the raising them between 45 million US and 100 million US in order to acquire an existing storage facility and repurpose it to specialize in wet fuel storage and LPG (Liquid Petroleum Gas) storage in Jordan. Our contractual agreement with our client was a 1.5% cash success fee and a 1.5% equity fee. On November 5, 2014 we announced through a press release that we have we had effectively sourced the 78 million US of funding for our client and that they were in physical possession of a letter of “Proof of Funds” from the potential investors for the first phase of $45 million US. The second phase of $32 million US will be sourced through the same channel of funding.

FUTURE PLANS

MILESTONES FOR 2014:

Our specific plan of operations and milestones through 2015 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

(1)	Certain registered investment houses in London (United Kingdom).

(2)	An Austrian management consultancy firm based in Vienna (Austria).

(3)	Various investment banks based in Dubai (UAE)

(4)	Certain Private Banks based in Amsterdam (Holland) and Zurich in Switzerland.

(5)	The Colombo Stock Exchange in Sri Lanka.

(6)	Various family offices in Dubai (UAE).

(7)	Various finance professionals in South East Asia.

We do not have any verbal or written agreements with the firms identified above, as our relationship with each of them has been developed over the past year or so.

We intend to develop relationships with a further eight “introducers” to potential new business for the Company before the end of December 2015.

2)	DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the company allowing us a license to trade in the UAE. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai and to have a firm back office set up allowing as to effectively deal with our prospects and clients

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

We will create a deeper due diligence program allowing us to dig deep on any prospective client prior to engagement, thus protecting the Company from any future problems by employing one new staff member that will be responsible for the due diligence analysis and creating a report for our file on their findings.

We will perform comparative analysis on any prospective client allowing us to assess the viability of the potential to the company for the time spent.

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

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and, therefore, it will become vital in our cash flow forecasting.

We will also utilize various websites and social media to enhance the reputation and service of the Company from our IT division allowing us to cost effectively market our Company and its services.

6)	DUAL LISTING DUBAI

In 2015, we intend to become one of the first foreign companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to preparing a campaign that will have a maximum effect.

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

At present, we are being received with open arms by the Dubai and Middle Eastern financial community; hence, we have plans to host various hospitality events for our current clients, our key contacts and upper management of the company.

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

We will continue the “Road shows”, in Dubai with the support of the Dubai NASDAQ for companies already listed in Sri Lanka and other parts of Asia who could be seeking a dual listing in Dubai to provide liquidity and more capital raising options. We have commenced initial conversations with a brokerage house in Sri Lanka to look at their clients they have that would be suitable for the Dubai market. We will initially invite management of selected companies to Dubai for a two day event in conjunction with NASDAQ Dubai and a number of leading Investment Institutions, the anticipated cost of this is to be met by the prospective clients themselves and sponsorship from the institutions. The first Sri Lanka/ Dubai road show is expected to be held by the company for the Sri Lankan companies in Q1 2015 with plans being made now with the media for the exposure of the event. We intend to perform a similar service for companies out of Thailand and to also invite both country representatives to USA for a similar road show event.

10)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

The foundation for this development was created in 2013. In 2014 and 2015, we intend to cement the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore

To service the clients generated from these markets, we will spend time creating a network of service companies who we can utilize to assist us on a local basis. We will explore the possibilities of dual listings for our clients in Singapore to allow us a local market for any Asian clients we may attract and give the company a firm foothold in the Asian territory.

We will explore both companies who could require our service and companies who can assist us with development in the local market in the chosen location.

11)	EMPLOYEES; IDENTIFICATION OF A SIGNIFICANT EMPLOYEE

We currently have five employees: Peter J. Smith, Enzo Taddei, Patrick V. Dolan, Zara V. Clark and Shoaib Rasool, Peter J. Smith, our President, and Enzo Taddei, our Chief Financial Officer, and Patrick V. Dolan, Global Equity Partners Managing Director, Zara V. Clark, our Dubai office anager, Shoaib Rasool, our in house analyst and accountant, each have an employment agreement with the Company. All are full time employees of the Company. We have also engaged Mr. Mark Thornton, based in London, who will act as a new business developer and Mr. Patrick Hobbs, also based in London, who has been tasked with client management and general liaison; both are managed in London by Mr. Patrick V. Dolan, Global Equity Partners Plc. Managing Director.

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Global Equity International, Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

At September 30, 2014, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock sales and issuances since January 1, 2014

Date	Type	Shares	Valuation	Range of value per share
3/17/2014	Stock issued for payment of debt	295,567	$12,000	$0.0406
4/1/2014	Stock issued for payment of debt	501,149	$109,819	$0.2190
4/22/2014	Stock issued for services	165,000	$8,250	$0.0500
7/22/2014	Stock issued for services	115,000	$17,250	$0.1500
7/22/2014	Stock issued for services	50,000	$7,500	$0.1500
7/22/2014	Stock issued for services	12,500	$1,875	$0.1500
7/22/2014	Stock issued for services	276,000	$41,400	$0.1500
8/4/2014	Stock issued for services	200,000	$30,000	$0.1500
9/19/2014	Salary Bonus	500,000	$80,000	$0.1600
10/2/2014	Stock issued on debt conversion	86,207	$8,000	$0.0928
10/17/2014	Stock issued on debt conversion	162,543	$4,730	$0.0291
10/21/2014	Stock issued on debt conversion	162,543	$4,730	$0.0291
10/27/2014	Stock issued on debt conversion	162,543	$4,730	$0.0291
11/6/2014	Stock issued on debt conversion	18,498	$1,000	$0.0541

		2,707,550	331,284

These shares were issued for debt reductions and general working capital.

These shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) pursuant to Section 4(a)(1) of the 1933 act and Regulation S promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No	Description

31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EQUITY INTERNATIONAL, INC.

Date: November 13, 2014	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

