Form 10-K
period 2014-12-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2015-04-14
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-54557

GLOBAL EQUITY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State of Incorporation)	(I.R.S. Employer Identification No.)

Cluster X3 Jumeirah Bay, Office 3305, P.O. Box 454332, Jumeirah Lake Towers, Dubai, UAE

(Address of principal executive offices)

Registrant’s telephone number, including area code: +971 (0) 42767576

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $7,610,484.

As of April 8, 2015, there were 79,322,025 shares of our common stock outstanding.

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

December 31, 2014 and 2013

4

5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Equity International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Global Equity International, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Equity International, Inc. and subsidiaries as of December 31, 2014 and 2013 and the consolidated result of its operations, comprehensive loss, and cash flows for the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 9, 2015

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

Global Equity International, Inc. and Subsidiary

Consolidated Balance Sheets

(Audited)

	December 31, 2014	December 31, 2013
Assets

Current Assets
Cash	$19,026	$48,856
Accounts receivable	2,520	2,520
Prepaids	6,248	33,799
Other current assets	9,481	452,201
Loans receivable	10,825	6,000
Total current assets	48,100	543,376

Investment, cost	3,000	5,000

Fixed assets, net	30,224	7,817

Total assets	$81,324	$556,193

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$114,191	$38,989
Accounts payable - related parties	360,984	192,053
Deferred revenue	462,015	247,000
Loans payable - related parties	58,595	57,194
Accrued interest	657,918	120,918
Loans payable	440,018	-
Converitble notes payable - net of unamortized discount of $87,064 and $16,688, respectively	79,936	996,531
Derivative liability on notes payable	301,937	-
Total current liabilities	2,475,594	1,652,685

Long term liabilities
Convertible loan payable - related party - net of unamortized discount of $268,189 and $0, respectively	33,800	324,475
Derivative liability - related party notes	393,510	-
Total long term liabilities	427,310	324,475

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,983,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	1,020,000	1,020,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 36,271,148 and 31,044,202 shares issued and outstanding, respectively.	36,271	31,045
Additional paid in capital	3,472,904	2,657,659
Stock payable	82,850	82,850
Accumulated deficit	(7,434,650)	(5,212,521)
Other comprehensive gain	1,045	-
Total stockholders’ deficit	(3,841,580)	(2,440,967)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$81,324	$556,193

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Audited)

	For the years ended,
	December 31, 2014	December 31, 2013

Revenue	$515,000	$174,349

General and administrative expenses	314,095	467,939
Stock compensation	-	540,000
Salaries	816,323	550,284
Professional services	254,953	646,179
Depreciation	4,372	1,382
Impairment of investment	2,000	160,000
Total operating expenses	1,391,743	2,365,784

Net loss from operations	(876,743)	(2,191,435)

Other income (expense):
Interest expense	(608,973)	(148,210)
Amortization of debt discount	(299,535)	(23,513)
Gain on settlement of liabilities	138,834	18,200
Loss on derivative liability	(227,495)	-
Loss on conversion of notes	(369,949)	-
Gain on debt extinguishment	22,486	-
Exchange rate loss	(754)	-
Total income (expenses)	(1,345,386)	(153,523)

Net loss	$(2,222,129)	$(2,344,958)

Weighted average number of common shares outstanding - basic	32,487,859	30,474,948

Net loss per common share - basic	$(0.07)	$(0.08)

Comprehensive Loss:
Gain on foreign currency translation	1,045	-
Net loss	(2,222,129)	(2,344,958)
Comprehensive Loss	$(2,221,084)	$(2,344,958)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2014 and 2013

(Audited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Income	Deficit

Balance - December 31, 2012	29,627,700	$29,628	$2,070,554	$-	$(2,867,563)	$-	$(767,381)

Common stock issued in lieu of interest payment ($0.12/share)	20,000	20	2,380	-	-	-	2,400

Common stock issued for services ($0.12/share)	120,000	120	14,280	-	-	-	14,400

Common stock issued for services ($0.15/share)	20,000	20	2,980	-	-	-	3,000

Common stock issued in lieu of interest payment ($0.15/share)	10,000	10	1,490	-	-	-	1,500

Common stock issued for services ($0.16/share)	10,000	10	1,590	-	-	-	1,600

Common stock issued for services ($0.17/share)	139,835	140	23,632	-	-	-	23,772

Common stock issued for services ($0.22/share)	10,000	10	2,190	-	-	-	2,200

Common stock issued for services ($0.27/share)	20,000	20	5,380	-	-	-	5,400

Common stock issued for services ($0.25/share)	500,000	500	124,500	-	-	-	125,000

Common stock issued for services ($0.29/share)	150,000	150	43,350	-	-	-	43,500

Common stock issued for services ($0.45/share)	10,000	10	4,490	-	-	-	4,500

Common stock issued for services ($0.55/share)	35,000	35	19,215	-	-	-	19,250

Common stock issued for services ($0.70/share)	10,000	10	6,990	-	-	-	7,000

Common stock issued for services ($0.80/share)	10,000	10	7,990	-	-	-	8,000

Common stock issued for services ($0.95/share)	150,000	150	142,400	-	-	-	142,550

Common stock issued for services and payables ($0.80/share)	100,000	100	79,900	-	-	-	80,000

Common stock issued in settlement of debt ($1.10 per share)	75,000	75	82,375	-	-	-	82,450

Common stock issued in settlement of debt ($1.20 per share)	10,000	10	11,990	-	-	-	12,000

Common Stock issued for cash ($0.60/share)	16,667	17	9,983	-	-	-	10,000

Common stock issuable under commission agreement	-	-	-	82,850	-	-	82,850

Net loss	-	-	-	-	(2,344,958)	-	(2,344,958)

Balance - December 31, 2013	31,044,202	$31,045	$2,657,659	$82,850	$(5,212,521)	$-	$(2,440,967)

Common stock issued in settlement of debt ($0.044 per share)	295,567	296	11,704	-	-	-	12,000

Common stock issued in settlement of debt ($0.041 per share)	501,149	501	109,318	-	-	-	109,819

Common stock issued for services ($0.050/share)	165,000	165	8,085	-	-	-	8,250

Common stock issued for services ($0.150/share)	653,500	653	97,372	-	-	-	98,025

Common stock issued in settlement of debt ($0.093 per share)	86,207	86	16,293	-	-	-	16,379

Common stock issued in settlement of debt ($0.029 per share)	487,629	488	60,953	-	-	-	61,441

Common stock issued in settlement of debt and interest ($0.054 per share)	18,498	18	2,091	-	-	-	2,109

Common stock issued in settlement of debt ($0.023 per share)	517,241	517	39,311	-	-	-	39,828

Common stock issued in settlement of debt ($0.021 per share)	902,155	902	314,852	-	-	-	315,754

Common stock issued in settlement of debt ($0.024 per share)	500,000	500	41,700	-	-	-	42,200

Common stock issued in settlement of debt ($0.013 per share)	600,000	600	17,400	-	-	-	18,000

Common stock issued in lieu of salary bonus ($0.16 per share)	500,000	500	79,500	-	-	-	80,000

Debt discount on note converted	-	-	16,667	-	-	-	16,667

Net loss	-	-	-	-	(2,222,129)	-	(2,222,129)

Other Comprehensive gain	-	-	-	-	-	1,045	1,045

Balance - December 31, 2014	36,271,148	$36,271	$3,472,904	$82,850	$(7,434,650)	$1,045	$(3,841,580)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiary

Consolidated Statements of Cash Flows

(Audited)

	For the years ended,
	December 31, 2014	December 31, 2013

Cash flows from operating activities
Net loss	$(2,222,129)	$(2,344,958)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	4,372	1,382
Common stock issued for bonus	80,000	540,000
Consulting revenue as repayment of loan	(50,000)	-
Consulting revenues received in marketable securities	-	(5,000)
Common stock issued for services rendered	106,275	491,311
Loss on conversion of notes	369,949	-
Common stock issued for interest	-	3,900
Common stock payable for services	-	82,850
Gain (loss) on derivate liability - Notes payable	227,495	-
Gain on settlement of debt	(138,834)	(18,200)
Gain on debt extinguishment	(22,486)	-
Amortization of debt discount	299,535	23,407
Impairment loss on available for sale marketable securities	2,000	160,000

Changes in operating assets and liabilities:
Prepaids	26,049	(23,569)
Accrued interest	608,973	120,918
Accounts payable and accrued liabilities	91,464	(68,871)
Accounts payable - related parties	168,931	170,028
Deferred revenue	215,015	247,000
Accounts receivable	-	142,500
Other current assets	442,719	(452,200)

Net cash provide by (used in) operating activities:	209,328	(929,502)

Cash Flows used in investing activities:
Office furniture and equiment, net	(26,779)	(2,737)
Loans given to non-affiliate	(4,825)	(6,000)

Net cash used in investing activities	(31,604)	(8,737)

Cash flows from financing activities:
Proceeds from loans - related parties	1,401	10,319
Repayment of loans - related parties	-	(1,200)
Proceeds for notes payable	-	1,015,624
Convertible loan payable	240,500	-
Repayment of notes payable	(450,500)	(52,500)
Proceeds from issuance of common stock	-	10,000

Net cash provided by (used in) financing activities	(208,599)	982,243

Net increase (decrease) in cash	(30,875)	44,004

Effect of Exchange Rates on Cash	1,045	-

Cash at Beginning of Period	48,856	4,852

Cash at End of Period	$19,026	$48,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable converted into shares	$129,534	$-
Cancellation of notes payable and subscription receivable against it	$100,000	$-
Accounts payable settled in shares	$-	$75,000
Prepaid expenses paid in stock	$-	$8,311
Conversion of balance in accounts payable - related party to loans payable	$-	$324,475

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 - Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary, of Global Equity Partners Plc., called GE Professionals JLT. Global Equity Partners Plc. is the parent company of its 100% subsidiary GE Professionals DMCC (Dubai).

Revenue is generated from business consulting services, introduction fees, and equity participation.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $2,222,129 for the year ended December 31, 2014, $2,000 of which is due to the permanent impairment of an investment; and net cash used in operations of $209,328 for the year ended December 31, 2014; and a working capital deficit of $2,427,493 and stockholders´ deficit of $3,841,580 for the year ended December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its 100% subsidiary Global Equity Partners Plc and Global Equity Partners Plc. is the parent company of its 100% subsidiary GE Professionals JLT DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and at December 31, 2013 respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations in future filings will be as follows: All foreign currency transactions will be translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities will be translated at the exchange rate in effect at the balance sheet date. Revenues and expenses will be translated at the average rate of exchange prevailing during the reporting period. Equity transactions will be translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period will be included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions will be included in the statement of operations and comprehensive loss as other income (expense).

For the years ended December 31, 2014 and 2013 our functional and operational currency was the US Dollar.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

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

All securities held at December 31, 2014 and December 31, 2013, respectively were designated as available for sale. Any un-realized gains and losses are reported as a component of other comprehensive income (loss). Realized gains (losses) will be computed on a specific identification basis and will be reflected in the statement of operations.

Cost Method Investment

At March 31, 2013, the Company had investment in securities of two different Companies, having a cost of $163,000 that was treated as a cost method investment. The value of the cost method investment pertains to the receipt of 9.2% of the common stock in a private company in which the best evidence of value was the services rendered and a further 9.86% of the common stock in another private company in which the best evidence of value was the services rendered.

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

At December 31, 2014, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of one of the investments hence the Company impaired $2,000 of the investments.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded as permanent impairment loss on available for sale marketable securities of $2,000 and $160,000 as of December 31, 2014 and 2013, respectively.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

Fixed Assets

Fixed Assets are to be stated at cost of acquisition less accumulated depreciation. Depreciation is provided based on estimated useful lives of the assets. Cost of improvements that substantially extend the useful lives of assets can be capitalized. Repairs and maintenance expenses are to be charged to expense when incurred. In case of sale or disposal of an asset, the cost and related accumulated depreciation are removed from the consolidated financial statements.

	2014	2013
Furniture and equipment	$36,095	$9,316
Accumulated depreciation	$(5,871)	$(1,499)

Net fixed assets	$30,224	$7,817

Depreciation expense for the years ended December 31, 2014 and 2013 was $4,372 and $1,382, respectively.

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

Debt issue costs and debt discount

The Company may pay debt issue costs, and record financing costs and debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

For the years ended December 31, 2014 and December 31, 2013 the Company received marketable securities and cash as consideration for services rendered.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

At December 31, 2014 and December 31, 2013, the Company had the following concentrations of accounts receivables with customers:

Customer	December 31, 2014	December 31, 2013

ACI	100%	100%

For the years ended December 31, 2014 and December 31, 2013, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2014	December 31, 2013

ATC	6%	0%
AUT	12%	0%
UNI	12%	0%
ACI	0%	8%
SAC	5%	14%
ANR	0%	14%
YMD	5%	0%
IOA	5%	0%
STV	5%	0%
PCI	6%	0%
DSI	22%	63%
MHB	19%	0%
DUO	0%	0%
VTH	4%	0%

The company currently holds the following equity securities in private and also reporting companies:

Company	No. Shares	Status

M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	400,000	Private Company

	10,100,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the year ended December 31, 2014 the Company received $730,015 from eleven clients for service to be rendered during the year 2014 and 2015. At December 31, 2014, the Company recognized $515,000 of this deferred revenue as revenue; leaving the deferred revenue balance of $462,015 (which includes $247,000 of deferred revenue received during the year ended December 31, 2013.)

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest for the years ended December 31, 2014 and 2013.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2014 and 2013 tax years.

The Company’s subsidiary, GEP, is incorporated under the laws of the Republic of Seychelles (“Seychelles”). A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. GEP did not do business in Seychelles for the years ended December 31, 2014 and December 31, 2013, and GEP does not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2014 and December 31, 2013. All business activities were performed by GEP in Dubai for the years ended December 31, 2014 and December 31, 2013. Dubai does not have an income tax.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company has assets and liabilities measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss).

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2014 and December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013

Level 1 – Cash	$(19,026)	$(48,856)
Level 2 – Marketable Securities	-	-
Level 3 – Non-Marketable Securities	3,000	5,000
Level 3 – Derivative liability	(695,447)	-
Total	$(711,473)	$53,856

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

Management believes that an “other-than-temporary impairment” would be justified, as according to ASC 320-10 an investment is considered impaired when the fair value of an investment is less than its amortized cost basis. The impairment is considered either temporary or other-than-temporary. The accounting literature does not define other-than-temporary. It does, however, state that other-than-temporary does not mean permanent; although, all permanent impairments are considered other-than-temporary. The literature does provide some examples of factors which may be indicative of an “other-than-temporary impairment”, such as:

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

Changes in Level 3 assets measured at fair value for the years ended December 31, 2014, 2013 and 2012 were as follows:

Balance, December 31, 2012	160,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	5,000
Impairment loss	(160,000)
Balance, December 31, 2013	5,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	-
Impairment loss	(2,000)
Balance, December 31, 2014	$3,000

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

Derivative liability — these instruments consist of certain of our notes which are convertible based on a discount to the market value of our common stock. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the year ended December 31, 2014.

Balance, December 31, 2013	$-
Additions to derivative instruments	(695,447)
Change in fair value of derivative instruments	-
Balance, December 31, 2014	$(695,447)

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

In October 2014, the Company granted a loan to another third party. The principal amount lent was $4,825, it was agreed that no interest would be paid and that the loan would have to be repaid no later than one year from the date that the loan was granted.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 4 - Debt

(A) Accounts payable – related parties

The following table represents the accounts payable to related parties as of December 31, 2014 and December 31, 2013, respectively:

	12/31/2014	12/31/2013
Salaries	353,913	182,080
Expenses	7,071	9,973
	$360,984	$192,053

As discussed in note no. 4(C), the Company converted $324,475 of related party accounts payable into a convertible loan during the year ended December 31, 2013.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

(B) Related Party – short term

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of December 31, 2014 and as of December 31, 2013, respectively:

Loans payable – related party – December 31, 2013	$57,194
Proceeds from loans	1,401
Repayments	-
Loans payable – related party – December 31, 2014	$58,595

(C) Related party – long term

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2013, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted these amounts to Convertible Loans Payable. These amounts have a term of two years and are repayable on demand and will accrue interest at 10% on the loan period. The agreement also gives an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

On November 15, 2014, the board of directors agreed to modify the conversion terms of the loan and extend the term until December 31, 2015. The new conversion terms are as follows: 50% of the average 10 day closing price prior to the conversion. This modification caused the initial notes to be deemed extinguished. The company has accounted for the corresponding debt discount, derivate liability and gain on extinguishment attached to these notes. At December 31, 2014, the Company had incurred $32,537 of interest expense, accrued $56,873 of interest, amortized debt discount for a total of $33,800 and recognized a gain on conversion of $22,486.

The principal balance outstanding of the loan payable account (net of unamortized debt discount of $268,189) as at December 31, 2014 is $33,800.

(D) Notes payable

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at December 31, 2014 is $106,196.

Loan granted in 2013	$120,420
Interest accrued in 2013	56,196
Balance at December 31, 2013	$176,616

Interest accrued in 2014	50,000
Balance at December 31, 2014	$226,616

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014. This loan is currently in default. At December 31, 2014, our Company and the note holder are in dispute regarding the interest that is effectively payable. Also, the noteholder received the 1,600,000 shares (DSI) that were pledged in a private company and is currently trying to sell the shares. The shares pledged formed part of the assets of our company. Total accrued interest as at December 31, 2014 is $429,799.

Loan granted in 2013	$319,598
Interest accrued in 2013	$39,602
Balance at December 31, 2013	$359,200

Accrued interest and expenses in 2014	$390,197
Balance at December 31, 2014	$749,397

On November 29, 2013, the Company received a loan in the amount of $450,000 from United Kingdom resident and subsequently the Company issued a Convertible Note due on November 25, 2014 (“Convertible Note”). The Convertible Note bears interest at the rate of 10% per annum until maturity. The Convertible Note may be converted into shares of the issuer’s common stock at a conversion price of $.50 per share at the option of the holder of the Convertible Note. If the Convertible Note is not paid in full or converted into common stock of the Company prior to its maturity date, then the Convertible Note will accrue interest at the rate of 4.5% per annum from the maturity date until paid in full. This $450,000 loan was used as a guarantee for a loan amounting to $3,540,000 applied for to a United Kingdom financial institution on December 9, 2013. At December 23, 2014 the loan had still not been approved due to technical reasons solely related to the lender so the Company made the decision to request back the $450,000 cash collateral and subsequently paid back the principal to the note holder plus $5,000 of interest. At December 31, 2014 the Company incurred a total interest expense of $42,971, owed the noteholder $37,971 of accrued interest as the principal had been paid back in full.

(E) Convertible notes and derivative liability

We have evaluated the terms and conditions of the notes. Because the economic characteristics and risks of the equity linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note. On each reporting date, the fair value of the embedded derivative is calculated with changes in value recorded to other expense.

●	LG Capital LLC:

On May 1, 2014 (the “Closing Date”), the Company issued a $100,000 convertible promissory note (the “LG Note”) to LG Capital Funding, LLC, a New York limited liability company (the “Lender”). The LG Note provides up to an aggregate of $100,000 in gross proceeds. The LG Note matures on May 1, 2015, accrues interest of 8% and is convertible into shares of common stock any time 180 days after May 1, 2014, at a conversion price equal to 60% of lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The first LG Note may be prepaid within 180 days with penalty. The note may not be prepaid after the 180th day.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

The principal amount of $50,000 under the second note shall be received by the Company no later than January 1, 2015. All principal under this Note shall be due and payable no later than July 1, 2015. This Full Recourse Note shall bear simple interest at the rate of 8%. This amount was not received and as on December 19, 2014 the noteholder decided not to lend any further amounts. As such the second note and corresponding subscription receivable was cancelled and a gain on debt settlement of $46,673 was recognized.

The fair value of the derivative liability as at December 31, 2014, was determined using the Black Scholes option pricing model with a quoted market price of $0.0080, a conversion price of $0.00465, expected volatility of 474.25%, no expected dividends, a remaining term of 4 months and a risk-free interest rate of 0.04% resulting in a fair value per share of $0.0070 multiplied by the 11,327,736 shares that would be issued if the Note was exercised on the Effective Date.

As of December 31, 2014 a total interest of $2,677 was accrued and a total of $83,423 debt discount was amortized leaving an unamortized balance of $16,577. The fair value of derivative liability as on December 31, 2014 is recorded at $78,874, thereby recognizing a net loss on derivative liability as at December 31, 2014 of ($25,547).

●	Adar Bay LLC:

On May 1, 2014 (the “Closing Date”), the Company entered into a Securities Purchase Agreement with Adar Bay, LLC (“Adar Bay”) providing for the purchase of a Convertible Redeemable Note (the “AB Note”) in the aggregate principal amount of $100,000. The AB Note provides up to an aggregate principal amount of $100,000.00 (with the first note being in the amount of $50,000.00 and the second note being in the amount of $50,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The first of the two notes (the “First Note”) shall be paid for by the Buyer as set forth herein. The second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such that the Second Note may not be converted until it has been paid for in cash.

The first note matures on May 1, 2015, accrues interest of 8% and is convertible into shares of common stock any time 180 days after May 1, 2014, at a conversion price equal to 60% of lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The First Note may be prepaid within 180 days with penalty. The First Note may not be prepaid after the 180th day.

The principal amount of $50,000 under the second note shall be received by the Company no later than January 1, 2015. All principal under this Note shall be due and payable no later than July 1, 2015. This Full Recourse Note shall bear simple interest at the rate of 8%. This amount was not received and as on December 24, 2014 the noteholder decided not to lend any further amounts. As such the second note and corresponding subscription receivable was cancelled and a gain on debt settlement of $75,601 was recognized.

The fair value of the derivative liability as at December 31, 2014, was determined using the Black Scholes option pricing model with a quoted market price of $0.0080, a conversion price of $0.00465, expected volatility of 474.25%, no expected dividends, over remaining term of 4 months and a risk-free interest rate of 0.040% resulting in a fair value per share of $0.0070 multiplied by the 8,403,170 shares that would be issued if the Note was exercised on the Effective Date.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

During the quarter ended December 31, 2014, after the initial 180 days, the Company repaid $13,000 in principal by the issuance of 518,498 shares of common stock priced between $0.08 to $0.0844 per share. As a result a total of $13,000 of debt discount was amortized and $27,364 was recognized as loss on conversion.

As of December 31, 2014 a total interest of $2,518 was accrued and a total of $85,579 debt discount was amortized leaving an unamortized balance of $14,421. The fair value of derivative liability as on December 31, 2014 is recorded at $58,511, thereby recognizing a net loss on derivative liability as at December 31, 2014 of ($38,056).

●	JMJ Financial

On June 12, 2014 (the “Closing Date”), the Company issued a $250,000 convertible promissory note (the “JMJ Note”) to JMJ Financial, a Nevada sole proprietorship (the “Lender”). The JMJ Note provides up to an aggregate of $250,000 in gross proceeds. The JMJ Note matures on June 12, 2016, accrues interest of 12% and is convertible into shares of common stock any time after the agreement was signed. The Conversion Price is the lesser of $.30 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Note also contemplated a further 10% discount to market if the shares were not deliverable by DWAC. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. This Note may be prepaid interest free within 90 days with the accrued interest at 12% per annum and the OID proportional to $25,000. The note may not be prepaid after the 91th day. The Company opted to receive only $55,000 of the possible $250,000.

The fair value of the derivative liability as at December 31, 2014, was determined using the Black Scholes option pricing model with a quoted market price of $0.0080, a conversion price of $0.0045, expected volatility of 328.59%, no expected dividends, over remaining term of 1.45 years and a risk-free interest rate of 0.25% resulting in a fair value per share of $0.0077 multiplied by 14,638,222 shares that would be issued if the Note was exercised on the Effective Date.

During the quarter ended December 31, 2014, after the initial 90 days, the Company repaid $7,500 in principal by issuance of 600,000 shares of common stock at $0.0300 per share. As a result a total of $7,500 of debt discount was amortized and $6,078 was recognized as loss on conversion.

As of December 31, 2014 a total interest of $13,972, other fees of $4,400 was incurred, an accrued interest of $18,372 was recognized and a total of $20,194 debt discount was amortized leaving an unamortized balance of $34,807. The fair value of derivative liability as on December 31, 2014 is recorded at $112,941, thereby recognizing a net loss on derivative liability as at December 31, 2014 of ($62,363).

●	Asher Enterprises Inc.

On September 9, 2013, the Company secured a nine month convertible loan for $32,500 with an 8% interest rate due on June 11, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. Between October and December of 2014, the noteholder converted the loan by issuing 1,993,232 common shares of value $433,402 and recognizing a loss of $336,507 on conversion.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

As of December 31, 2014 a total interest of $2,855 was paid and a total of $53,000 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on December 31, 2014 is recorded at $0, thereby recognizing a net gain on derivative liability as at December 31, 2014 of 9,105

●	KMB Worldwide Inc.

The Company entered into Securities Purchase Agreement (the “Agreement”), dated as of September 25, 2014, with KMB Worldwide Inc. On October 2, 2014, the Company received $32,500 from a secured nine month convertible loan signed on September 29, 2014. The loan carried an 8% interest rate and will be due on June 29, 2015. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before 180 days, hence not converting the debt into equity, borrower shall make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. On March 24, 2015, this note, the 8% per annum accrued interest and 130% premium was fully paid back to the noteholder.

The fair value of the derivative liability as at December 31, 2014, was determined using the Black Scholes option pricing model with a quoted market price of $0.0080, a conversion price of $0.0045, expected volatility of 401.89%, no expected dividends, over remaining term of 6 months and a risk-free interest rate of 0.12% resulting in a fair value per share of $0.0071 multiplied by the 7,294,445 shares that would be issued if the Note was exercised on the Effective Date.

As of December 31, 2014 a total interest of $657 was accrued and a total of $11,240 debt discount was amortized leaving an unamortized balance of $21,259. The fair value of derivative liability as on December 31, 2014 is recorded at $51,611, thereby recognizing a net loss on derivative liability as at December 31, 2014 of ($19,112).

●	Peter J. Smith

During the quarter ended March 31, 2013, the Company converted $209,475 of unpaid salary to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gave an option to the company´s CEO to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

On November 15, 2014 the board of directors agreed to modify the conversion terms of the loan and extend the term until December 31, 2015. The new conversion terms are now as follows: 50% of the average 10 day closing price prior to the conversion. This modification caused the initial note to be deemed extinguished. The company has accounted for the corresponding debt discount, derivate liability and gain on extinguishment attached to the note.

The fair value of the derivative liability as at December 31, 2014, was determined using the Black Scholes option pricing model with a quoted market price of $0.0080, a conversion price of $0.0063 expected volatility of 368.91%, no expected dividends, over remaining term of 1 year and a risk-free interest rate of 0.25% resulting in a fair value per share of $0.0075 multiplied by the 33,695,784 shares that would be issued if the Note was exercised on the Effective Date.

At December 31, 2014, the Company incurred interest expense of $21,037, accrued interest of $36,748 and amortized $21,820 of debt discount for this convertible loan note leaving an unamortized balance of $173,138. The fair value of derivative liability as on December 31, 2014 is recorded at $254,043, thereby recognizing a net loss on derivative liability as at December 31, 2014 of ($59,085).

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

●	Enzo Taddei

During the quarter ended March 31, 2013, the Company converted $115,000 of unpaid salary to Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gave an option to the company´s CFO to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

On November 15, 2014 the board of directors agreed to modify the conversion terms of the loan and extend the term until December 31, 2015. The new conversion terms are now as follows: 50% of the average 10 day closing price prior to the conversion. This modification caused the initial note to be deemed extinguished. The company has accounted for the corresponding debt discount, derivate liability and gain on extinguishment attached to the note.

The fair value of the derivative liability as at December 31, 2014, was determined using the Black Scholes option pricing model with a quoted market price of $0.0080, a conversion price of $0.0063 expected volatility of 368.91%, no expected dividends, over remaining term of 1 year and a risk-free interest rate of 0.25% resulting in a fair value per share of $0.0075 multiplied by the 18,498,700 shares that would be issued if the Note was exercised on the Effective Date.

At December 31, 2014, the Company incurred $11,500 in interest expense, accrued interest of $20,125 and amortized $11,979 of debt discount for this convertible loan note leaving an unamortized balance of $95,051. The fair value of derivative liability as on December 31, 2014 is recorded at $139,467, thereby recognizing a net loss on derivative liability as at December 31, 2014 of ($32,437).

Convertible notes repaid:

On April 23, 2013, the Company secured a nine month convertible loan for $42,500 with an 8% interest rate due on January 29, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9 month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. On October 18, 2013, the Company exercised its option to prepay the loan it secured for $42,500. At December 31, 2014, the company had incurred interest and financing expense of $69,388, accrued $0 of interest and amortized $5,355 of debt discount for this convertible loan note leaving an unamortized balance of $0.

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest, these shares are not issued as of December 31, 2014 and accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest. This loan note was adjusted against and applied against the amount receivable for services rendered by the Company to the note holder on June 4, 2014. These shares will be issued within the month of April 2015. At December 31, 2014, the Company incurred a total of $901 in interest expense, had accrued $0 of interest and amortized $6,945 of debt discount for this convertible loan note leaving an unamortized balance of $0.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

Note 5 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the federal statutory rate approximately as follows:

	2014	2013

Income Tax provision at statutory rate:	$(551,137)	$(814,647)

Increase (decrease) in income tax due to:
Non-Taxable foreign earnings	164,252	317,325
State taxes	-	-
Change in valuation allowance	386,886	497,322

Total	$-	$-

Net deferred tax assets and liabilities are comprised approximately of the following:

	2014	2013

Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss	$386,886	$497,322
Change invaluation allowance	$(386,886)	$(497,322)
	$-	$-

Net deferred tax assets (liabilities)	$-	$-
Non-current assets (liabilities)	$-	$-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

During the years ended December 31, 2014 and 2013, the Company generated net operating losses of approximately $386,886 and $497,322, respectively, for federal and Florida income tax purposes. These losses can be carried forward and used to offset taxable income in future years and will start expiring on December 31, 2033.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2014 and 2013, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $386,886 and $497,322 has been provided in the accompanying financial statements as of December 31, 2014 and 2013, respectively.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

For the years ended December 31, 2014 and December 31, 2013, GEI incurred a loss of approximately $2,222,129 and $2,344,958, respectively.

Therefore, GEP had negative earnings and profits and does not have any foreign earnings and profits to be distributed. Since GEP does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of December 31, 2014 and 2013.

The Company is not subject to any foreign income taxes for the years ended December 31, 2014 and 2013. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2014 and 2013 tax years.

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

Consolidated Financial Statements

December 31, 2014 and 2013

Redeemable Preferred Stock

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside of stockholders’ equity when the stock is:

●	Redeemable at a fixed or determinable price on a fixed or determinable date,

●	Redeemable at the option of the holder, or

●	Redeemable based on conditions outside the control of the issuer.

The Series “A”, convertible preferred stock is redeemable on December 1, 2014 and it is presented on the balance sheets as “Redeemable Preferred Stock” in a manner consistent with temporary equity. There are no other features associated with this class of redeemable preferred stock, which require disclosure. The carrying amount and redemption amount is $1,020,000. There are no redemption requirements and the preferred stock holders will redeem these shares within the next 6 months.

(B) Common Stock

During the year ended December 31, 2014, the Company issued the following shares:

Date	Type	Shares	Valuation
3/17/2014	Stock issued for payment of debt	295,567	$12,000
4/1/2014	Stock issued for payment of debt	501,149	$109,819
4/22/2014	Stock issued for services	165,000	$8,250
7/22/2014	Stock issued for services	115,000	$17,250
7/22/2014	Stock issued for services	50,000	$7,500
7/22/2014	Stock issued for services	12,500	$1,875
7/22/2014	Stock issued for services	276,000	$41,400
8/4/2014	Stock issued for services	200,000	$30,000
9/19/2014	Salary Bonus	500,000	$80,000
10/2/2014	Stock issued on debt conversion	86,207	$16,379
10/17/2014	Stock issued on debt conversion	162,543	$23,406
10/27/2014	Stock issued on debt conversion	162,543	$19,505
10/29/2014	Stock issued on debt conversion	162,543	$18,530
11/6/2014	Stock issued on debt conversion	18,498	$2,109
12/1/2014	Stock issued on debt conversion	517,241	$39,828
12/1/2014	Stock issued on debt conversion	902,155	$315,754
12/2/2014	Stock issued on debt conversion	500,000	$42,200
12/16/2014	Stock issued on debt conversion	600,000	$18,000

Effective February 16, 2015, the Company amended its Articles of Incorporation (Article 3) to increase the number of shares of common stock which the Company has the authority to issue from 70,000,000 to 500,000,000.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

(C) Notes Receivable Common

On May 1, 2014, the Company entered into two Securities Purchase Agreement, one with Adar Bay LLC and the other with LG Capital Inc., each providing for the purchase of Convertible Redeemable Note. The aggregate principal amount of each note was $100,000. The first note from each of the funders being in the amount of $50,000 each and the second (the “Second Note”) shall initially be paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such hat the Second Note may not be converted until it has been paid for in cash. The amount due under second note is classified as Contra Equity account and presented under the statement of stockholders’ deficit. On December 19, 2014 and December 24, 2014 respectively, the noteholders unilaterally decided not to fund these second notes and hence the Second note along with the buyers note stands cancelled leaving $0 balance in Contra Equity Account as at December 31, 2014.

Note 7 – Commitments and contingencies

On April 24, 2013, the Company entered into advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During 2013 the Company paid $10,000 in cash, the balance of $20,000 was due within 60 days of the signing of the agreement; this amount is unpaid as at December 31, 2014. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. At December 31, 2014 the legend is still not removed, the Company has accrued for the shortfall of $77,350 as a stock payable.

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest, these shares are not issued as of December 31, 2014 and accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest. This loan note was adjusted against and applied against the amount receivable for services rendered by the Company to the note holder on June 4, 2014. At December 31, 2014 the Company has accrued for the $5,500 as a stock payable.

Note 8 – Other current assets

The following is a summary of the Company’s other current assets:

	2014		2013
Cash collateral paid to secure loan	$-	(1)	$450,000

Retainers paid to legal counsel	2,201		2,201

	$2,201		$452,201

(1) Please refer to Note 4(D) – Notes payable and Note 9 – Subsequent Events.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

Note 9 – Subsequent events

On January 21, 2015, our Company was engaged by a Natural Resources company to assist with introducing them to capital in the Middle East and a possible listing of their stock on a recognized stock exchange.

On January 22, 2015, our Company was engaged by a company that is the sole proprietor of a “Life Management App”; an application that helps consumers remove friction from their busy lives and live more and worry less by using digital services across a range of key life departments such as finances, vehicle, personal security, travel, health, privacy & data security and home. Our mandate is to assist with introducing the company to capital in the Middle East and a possible listing of their stock on a recognized stock exchange.

Effective February 16, 2015, the Company amended its Articles of Incorporation (Article 3) to increase the number of shares of common stock which the Company has the authority to issue from 70,000,000 to 500,000,000. There was no change in the number of shares of preferred stock authorized, as that number remained at 5,000,000 shares of preferred stock.

On January 5, 2015, the Company issued 1,600,000 shares of restricted common stock at $.00275 per share to JMJ Financial upon conversion of debt.

On January 12, 2015, the Company issued 639,403 shares of restricted common stock at $.0033 per share to LG Capital upon conversion of debt and interest.

On January 21, 2015, the Company issued 1,680,000 shares of restricted common stock at $.00250 per share to JMJ Financial upon conversion of debt.

On January 21, 2015, the Company issued 2,287,582 shares of restricted common stock at $.00306 per share to Adar Bay upon conversion of debt.

On January 21, 2015, the Company issued 1,056,986 shares of restricted common stock at $.003 per share to LG Capital upon conversion of debt.

On February 10, 2015, the Company issued 1,809,000 shares of restricted common stock at $.001 per share to JMJ Financial upon conversion of debt.

On February 12, 2015, the Company issued 1,636,958 shares of restricted common stock at $.0012 per share to LG Capital upon conversion of debt and interest.

On February 23, 2015, a social networking firm that had previously signed an agreement with our company on December 4, 2014, signed a new contract with us in order to allow us to assist with the listing of their stock on a recognized exchange. The total value of the contract is $1,200,000.

On February 25, 2015, the Company issued 2,318,841 shares of restricted common stock at $.00138 per share to Adar Bay upon conversion of debt.

On February 26, 2015, the Company issued 1,800,000 shares of restricted common stock at $.001 per share to JMJ Financial upon conversion of debt.

On March 12, 2015, the Company issued 2,391,304 shares of restricted common stock at $.00138 per share to Adar Bay upon conversion of debt.

On March 13, 2015, the Company issued 1,808,000 shares of restricted common stock at $.001 per share to JMJ Financial upon conversion of debt.

 Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

On March 16, 2015, the Company issued 2,532,051 shares of restricted common stock at $.00156 per share to Adar Bay upon conversion of debt.

On March 17, 2015, the Company issued 1,669,013 shares of restricted common stock at $.00147 per share to LG Capital upon conversion of debt and interest.

On March 18, 2015, the Company issued 2,660,256 shares of restricted common stock at $.00156 per share to Adar Bay upon conversion of debt.

On March 19, 2015, the Company was engaged by an Oil and Gas Company located in the Texas Panhandle to assist with introducing them to capital in the Middle East and a possible listing of their stock on a recognized stock exchange.

On March 23, 2015, the Company issued 1,807,000 shares of restricted common stock at $.001 per share to JMJ Financial upon conversion of debt.

On March 23, 2015, the Company issued 3,100,000 shares of restricted common stock at $.0015 per share to Adar Bay upon conversion of debt.

On March 24, 2015, the Company paid off a convertible note payable to KBM Worldwide Inc. The note was for $32,500 principal amount plus interest and carried a 30% premium if paid within 180 days. The Company elected to pay the premium on the loan to avoid conversion of the note into the Company’s common stock, due to the current stock price.

On March 25, 2015, the Company issued 2,974,430 shares of restricted common stock at $.00144 per share to LG Capital upon conversion of debt and interest.

On March 26, 2015, the Company issued 3,466,667 shares of restricted common stock at $.0015 per share to Adar Bay upon conversion of debt.

On March 30, 2015, the Company issued 3,033,333 shares of restricted common stock at $.0015 per share to Adar Bay upon conversion of debt.

On March 31, 2015, the Company issued 2,780,053 shares of restricted common stock at $.0015 per share to Adar Bay upon conversion of debt and the accrued interest.

On April 10, 2015, filed a form 8k with the Securities and Exchange Commission stating that during the course of its audit of the financial statements of Global Equity International, Inc. for the fiscal year ended December 31, 2014, the Company’s independent accountant, De Joya Griffith, advised the Company that action should be taken and disclosure should be made to prevent future reliance on completed interim reviews related to previously issued financial statements (Form 10-Qs for the fiscal quarters ended March 31, June 30 and September 30, 2014), for the following reasons: An analysis of convertible notes for assessing derivative liability, interest expense, prepaid, certain fixed assets and revenue policy was conducted and it was determined that significant adjustments were required to be made at each quarter ended March 31, June 30 and September 30, 2014. The Company intends to file amendments to its Form 10-Qs for the first three quarters of 2014.

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

BACKGROUND

Global Equity International Inc. (“Company” or “GEI”)) was incorporated on October 1, 2010, as a Nevada corporation, for the express purpose of acquiring Global Equity Partners Plc, a corporation formed under the laws of the Republic of Seychelles (“GEP”) on September 2, 2009.

GEP is a Dubai based firm that provides consulting services, such as corporate restructuring, advice on management buy outs, management recruitment, website design and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

Our authorized capital consists of 500,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value.

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

As a result of our acquisition of GEP, we provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We have offices in Dubai and London. We have affiliations with firms located in some of the world’s leading financial centers such as London, New York, Frankfurt and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

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

Presently, GEP is our only operating business. GEI´s present operations are limited to insuring compliance with regional, state and national securities regulatory agencies and organizations. In addition, GEI is charged with (i) handling our periodic obligations under the Securities Exchange Act of 1934; (ii) managing our investor relations; and (iii) raising debt and equity capital necessary to fund our operations and enhance and grow our business. GEI does not offer or conduct any consulting or advisory services; as such services are performed solely by our foreign subsidiary, GEP.

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

HISTORICAL BUSINESS TRANSACTED

BUSINESS TRANSACTED IN 2012

At the beginning of 2012, we had contracts with five companies: (1) RFC K.K., a Japan based company; (2) Black Swan Data Limited, a United Kingdom (“U.K.”) based company; (3) Arrow Cars SL, (now called Arrow Cars International Inc.), a company based in Spain and the U.S.; and (4) Voz Mobile Cloud Ltd., a U.S. corporation and (5) Direct CCTV/Direct Security Integration Inc., a U.K. and U.S. based company.

During 2012, we gained the following clients:

(1) REGIS CARDS LIMITED.

On May 25, 2012, we entered into a contract with Regis Card Limited (“Regis”), a “Pre-Paid” credit card company based in the U.S. and in the U.K.

We have contracted to provide Regis the following services:

●	Act as a corporate finance advisor to Regis;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market Regis, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Regis agreed to pay us $250,000 and to date we have been paid a total of $150,000. In addition, we have agreed that we will receive a 10% equity stake in the company upon listing Regis on the Dubai NASDAQ.

(2) BTI/SCORPION PERFORMANCE INC.

On December 5, 2012, we entered into a contract with Scorpion Performance Inc. (Scorpion”), a U.S. corporation based in Ocala, Florida. Scorpion manufactures precision metal performance engine components and also precision medical instruments.

We have contracted to provide Scorpion the following services:

●	Act as a corporate finance advisor to Scorpion;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market Scorpion, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Scorpion agreed to pay us $350,000 and to date we have been paid $180,000. In addition, we have agreed that we will receive a 6% equity stake in Scorpion upon its initial public offering on the Dubai NASDAQ.

(3) UNIVERSAL ENERGY SOLUTIONS BV

Universal Energy Solutions BV (“Universal”), a Netherlands green energy company, that desires to list its stock on the Dubai Nasdaq, but first requires our Company to source a Dubai sponsor that would agree to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We have subsequently sourced an appropriate Dubai sponsor, however the client decided not to pursue the public listing in the Dubai NASDAQ.

(4) INNOVEAS AG

Innoveas AG. is a German company and a technology incubator that wishes to also list its shares on the Dubai Nasdaq, but also requires our Company to source a Dubai sponsor that would be in agreement to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We subsequently sourced an appropriate Dubai sponsor, but the client decided not to pursue the public listing in the Dubai NASDAQ.

(5) ARABIAN NUBIAN RESOURCES LIMITED

Arabian Nubian Resources Limited (“Arabian”), a United Kingdom based company with mining contacts in North East Africa that wanted to list its shares on the Dubai Nasdaq but required our Company to source a Dubai sponsor that would be in agreement to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We were unable to source a sponsor in Dubai for Arabian; hence, Arabian decided not to pursue the public listing in the Dubai NASDAQ.

BUSINESS TRANSACTED IN 2013

At the beginning of 2013, we already had contracts with four companies: (1) Arrow Cars International Inc., a company based in Spain and the US; and (2) Voz Mobile Cloud Ltd., a U.S. corporation, (3) Direct CCTV / Direct Security Integration Inc., a U.K. and U.S. based company, and (4) BTI / Scorpion Performance Inc. a company based in the U.S.

During 2013, we gained the following clients:

(1) SCANDINAVIAN AGRITEX CO. LIMITED

Scandinavian Agritex Co. Limited (“SAC”) is a U.K. and Sri Lankan based company that is a green “Agriculture Technology and Textile” company whose business is situated in Sri-Lanka, Norway and the U.K. whose main purpose is to develop and rapidly expand the organic cotton industry in the country. SAC was founded by textile professionals, fashion brand owners, and finance people with significant international management experience. SAC has an extensive management team comprised of highly skilled and competent agronomists, farmers and textile professionals. SAC´s long term objective is to operate in the entire textile value chain, including cultivation of cotton, ginning, spinning, weaving, garment manufacture, fashion and retail, with the objective of retaining control and generating significant margins on each step of the chain. Furthermore, SAC intends to produce organic cotton fabrics to be used in the sustainable clothing lines of well-known fashion brands and retailers.

We have contracted to provide SAC with the following services:

●	Act as a corporate finance advisor to SAC;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market SAC, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

SAC agreed to pay us $400,000 and to date we have been paid $210,000. In addition, we have agreed that we will receive a 6% equity stake in SAC upon its initial public offering on the Dubai NASDAQ.

BUSINESS TRANSACTED IN 2014

At the beginning of 2014, we already had contracts with five companies: (1) Arrow Cars International Inc., a company based in Spain and the U.S., (2) Regis Card Group Limited., a U.K. and U.S. corporation, (3) Direct CCTV / Direct Security Integration Inc., a U.K. and U.S. based company, (4) BTI / Scorpion Performance Inc. a company based in the U.S. and (5) Scandinavian Agritex Co. Limited a UK and Sri Lankan based company.

During 2014, we gained the following eight clients:

(1) ATC Enterprises DMCC

ATC Enterprises DMCC (“ATC”) is a Dubai based company that has an innovative way to buy and sell diamonds. ATC DMCC is working with the Dubai Diamond Exchange to establish regular sales and tenders of rough cut diamonds in Dubai. The first of these was in January 2005. ATC has an extensive list of buyers from the UAE, Bombay, Surat, Ahmedabad, New York, Antwerp and the Far East, giving suppliers access to reliable and legitimate buyers throughout the world as well as the chance to trade in the unique and innovative environment in Dubai.

We have contracted to provide ATC with the following services:

●	Act as a corporate finance advisor to ATC;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

ATC agreed to pay us $30,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

(2) Authenta Trade Inc.

Authenta Trade Inc. (“Authenta”) is a Canadian company based in Calgary, Canada with offices in Singapore and Cyprus. Authenta is in the business of developing a high security digital currency exchange. Authenta was formed specifically to address security concerns in the market place, is currently developing software that will tighten security to new levels and will also bring technology to the marketplace in order to make transacting in digital currencies such as Bitcoin, much simpler.

We have contracted to provide Authenta with the following services:

●	Act as a corporate finance advisor to Authenta;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

Authenta agreed to pay us $60,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

3.Duo World Inc.

Duo World Inc. (“Duo”) a Nevada corporation, is a software company with subsidiaries in Sri Lanka, India and Singapore. Duo is an information technology and software solutions company, focused on bringing value to its clients through every customer interaction. Duo´s business model allows it to deliver consistent, quality service, at a scale and in the geographies that meet its clients’ business needs. They leverage their breadth and depth of capabilities to help companies create quality customer experiences across multiple channels, while increasing revenue and reducing their cost to serve their customers.

We have contracted to provide Duo with the following services:

●	Act as a corporate finance advisor to Duo;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the OTCQB.

Duo agreed to pay us $250,000 and to date we have been paid $170,000. In addition, we have agreed that we will receive a 10% equity stake in Duo upon its initial public offering.

(4) Medinas Holdings BV

Medinas Holdings BV (“Medinas”) is a Netherlands company with subsidiaries in the Netherlands and also in the U.S. that is the sole proprietor and holder of an FDA approved cure for peritoneal cancer.

We have contracted to provide Medinas with the following services:

●	Act as a corporate finance advisor to Medinas;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Medinas agreed to pay us $465,000 and to date we have been paid $230,000. In addition, we have agreed that we will receive a 5% to 7% (depending on certain agreed upon milestones) equity stake in Medinas upon its initial public offering.

(5). Precious Cells International Limited

Precious Cells International Limited (“Precious”) a U.K. company, is based in London. Precious is a medical technology company founded in 2009, with a key focus on the development of clinical technologies in the innovation of adult stem cells, cord blood stem cells and regenerative medicine. Regenerative medicine consists of innovative medical therapies that will enable the body to repair, replace, restore and regenerate damaged or diseased cells, tissues and organs. These therapies are targeting the repair of damaged heart muscle following heart attacks, replacement of skin for burns victims, restoration of movement after spinal cord injury, regeneration of pancreatic tissue for insulin production in diabetics and provide new treatments for Parkinson’s and Alzheimer’s disease.

We have contracted to provide Precious with the following services:

●	Act as a corporate finance advisor to Precious;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

Precious agreed to pay us $30,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

(6) Unii Limited

Unii Limited (“Unii”) is a U.K. based company and sole proprietor of the social media application “Fling – Message the World” that can be found in the Google Play Store and in Apple´s App Store and has grown virally to more than 3 million users at the date of this filing.

We have contracted to provide Unii with the following services:

●	Act as a corporate finance advisor to Unii;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

Unii agreed to pay us $60,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

(7) VT Hydrocarbon Holdings (Pte.) Ltd.

VT Hydrocarbon Holdings (Pte.) Ltd (“VTH”) is a Singapore based company whose ground operations are based in the Aqaba Special Economic Zone in Aqaba, Jordan. VTH is looking to acquire, operate, manage and build hydrocarbon storage farms in Aqaba and expand to repeat the formula in other parts of the world. VTH´s main business focus will be to provide Liquid Petroleum Gas storage as well as other wet fuel facilities.

We have contracted to provide VTH with the following services:

●	Act as a corporate finance advisor to VTH;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to potential sources of funding and once funding is sourced, assist with a potential IPO on the Dubai NASDAQ.

VTH agreed to pay us $20,000 for the initial ground work and a success fee for any funds that the company raises as a result of our introductions, of 1% (cash fee) and 1.5% (equity fee). A possible listing on a recognized stock exchange and a possible larger equity fee will be subject to a separate agreement.

(8) Your MD AS

Your MD AS (“Your MD”) is a Norwegian based company and sole proprietor of the medical diagnostic application “Your MD” that can be found in the Google Play Store and in Apple´s App Store. This service brings healthcare advice to those in areas where primary healthcare is needed most; whether that’s due to large expense, poor access, and poor quality primary health or for those who are unable to travel. Your MD is primarily focused on emerging markets.

We have contracted to provide Your MD with the following services:

●	Act as a corporate finance advisor to Your MD;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

Your MD agreed to pay us $25,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

During 2014, our client Direct Security Integration Inc., decided not to pursue a listing of its stock on a recognized Stock Exchange.

OUR BUSINESS IN 2015

We have three distinct divisions (none of which will be treated as a segment for financial reporting purposes):

1. Introducers Network. We have developed and continue to develop a number of finance professionals, accountants, attorneys and financial advisers who will introduce us to their clients. We will review businesses introduced to us through these introducers and we will compensate them on sum “to be determined” based on the event that we are engaged to assist the companies they introduce to us.

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

FUTURE PLANS

MILESTONES FOR 2015:

Our specific plan of operations and milestones through April 2016 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

(1)	Certain registered investment houses in London (United Kingdom).

(2)	An Austrian management consultancy firm based in Vienna (Austria).

(3)	Various investment banks based in Dubai (UAE)

(4)	Certain Private Banks based in Amsterdam (Holland), Luxembourg (Luxembourg) and Zurich in Switzerland.

(5)	The Colombo Stock Exchange in Sri Lanka.

(6)	Various family offices in Dubai (UAE).

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

We intend to form relationships with merger and acquisition specialists during 2015 which will hopefully enable us to:

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

During 2015, when this option becomes feasible, we intend to try to become one of the first foreign companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

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

We intend to take our consultancy service outside of the Middle East and Europe into Asia and Sri Lanka. We will expand on a “Commission Only” basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add two to five new members to our administration team during 2015.

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

In 2015, we intend to cement in the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore. The foundation for this development commenced in 2013 and 2014. To service the clients generated from these markets we will spend time creating a network of service companies who we can utilize to assist us on a local basis. We will explore the possibilities of dual listings for our clients in Singapore to allow us a local market for any Asian clients we will attract and giving the company a firm foothold in the Asian territory.

11)	EMPLOYEES; IDENTIFICATION OF A SIGNIFICANT EMPLOYEE

We currently have five employees: Peter J. Smith, our President, and Enzo Taddei, our Chief Financial Officer, Patrick V. Dolan, our New Business Managing Director, Shoaib Rasool, our In-House Accountant and Analyst and Zara V. Clark, our Dubai office manager, each have an employment agreement with the Company. All are full time employees of the Company. We intend to hire at least five additional employees in 2015, two administrative and three people to assist our New Business Managing Director, Patrick Dolan, in London.

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

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2015 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

RISKS ASSOCIATED WITH OUR COMPANY

WHILE WE HAVE A LITTLE OVER FOUR YEARS OF OPERATING HISTORY. THERE IS NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We were incorporated in Nevada on October 1, 2010, and our wholly-owned subsidiary, GE Partners Plc., was formed on September 2, 2009. For the fiscal year ended December 31, 2014, we incurred a net loss from operations of $876,744 which included stock compensation to the New Business Managing Director, CEO and CFO valued at $540,000.

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

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARE TO BE PROFITABLE.

The corporate consulting business is intensely competitive and due to our small size and limited resources, we may be at a competitive disadvantage, especially as a public company. There are several firms offering similar services. Many of our competitors have proven track records and substantial human and financial resources, as opposed to our Company who has limited human resources and little cash. Also, the financial burden of being a public company, which will cost us approximately $50,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002, will strain our finances and stretch our human resources to the extent that we may have to price our Consultancy service fees higher than our non-publicly held competitors just to cover the costs of being a public company.

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

BECAUSE PETER J. SMITH, OUR PRESIDENT, OWNS 21.34% OF OUR TOTAL OUTSTANDING COMMON STOCK AND 1,200,000 (60.50%) SHARES OF OUR TOTAL OUTSTANDING PREFERRED STOCK, MR. SMITH WILL RETAIN CONTROL OF US AND WILL BE ABLE TO DECIDE WHO WILL BE DIRECTORS AND YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS WHICH COULD DECREASE THE PRICE AND MARKETABILITY OF OUR SHARES.

Peter J. Smith, our President, owns 21.34% of our total outstanding common stock and 60.50% of our total outstanding preferred stock. As a result, Peter J. Smith will own the vast majority of the shares of our Common Stock, a majority of the shares of our preferred stock and super-voting rights attributable to his preferred stock, which allow him to cast ten (10) votes per share of preferred stock and he will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

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

WE MAY BE SUBJECT TO FURTHER GOVERNMENTAL REGULATION, INCLUDING THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

As part of our business model, GEP accepts equity securities in our clients as partial compensation for our services. Prior to 2012, 40% or more of our income was derived from the receipt of equity securities and more than 40% of our assets were comprised of equity securities that we received in exchange for some of our services. In 2012, only 9.85% of our income was derived from the receipt of equity securities. As of December 31, 2013, 1.00% of our assets were comprised of equity securities. As of December 31, 2014, 3.69% of our assets were comprised of equity securities.

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

We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 420,677,975 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

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

OUR ARTICLES OF INCORPORATION AUTHORIZE THE ISSUANCE OF PREFERRED STOCK.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. On November 30, 2011, the Company issued all 5,000,000 shares of our authorized preferred stock to our Chief Executive Officer, Peter Smith.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any property. Our executive offices are located at X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai, U.A.E.; this office consists of 1,400 square feet of office space for which we pay a monthly rent of $2,675. We also have a satellite serviced office located in London based in another office in Level 17 Dashwood House, 69 Old Broad Street, London EC2M 1QS, United Kingdom. Peter J. Smith, our President and Chief Executive Office, is based in Dubai and Enzo Taddei, our Chief Financial Officer, is based between Europe and Dubai.

ITEM 3. LEGAL PROCEEDINGS.

We are not subject to any legal proceedings and are not aware of any threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2014, the Company’s Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol “GEQU.OB.” The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2014	High	Low
First Quarter (1)	$0.37	$0.08
Second Quarter (1)	$0.28	$0.05
Third Quarter (1)	$0.22	$0.14
Fourth Quarter (1)	$0.35	$0.01

Fiscal 2013	High	Low
First Quarter (1)	$1.20	$0.70
Second Quarter (1)	$0.97	$0.10
Third Quarter (1)	$0.27	$0.15
Fourth Quarter (1)	$0.45	$0.10

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS. As of the date of this filing, there were 79 record holders of the 76,541,972 shares of the Company’s issued and outstanding Common Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

SECURITIES ISSUED IN 2013

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

SECURITIES ISSUED IN 2014

On March 17, 2014, the Company issued 295,567 shares of restricted common stock at $.04 per share to Asher Enterprises, Inc. upon conversion of debt in the amount of $12,000. The conversion was at a discount to market value of the common stock.

On April 1, 2014, the Company issued 501,149 shares of restricted common stock at $.22 per share to Asher Enterprises, Inc. upon conversion of debt in the amount of $109,819. The conversion was at a discount to market value of the common stock.

On April 22, 2014, the Company issued 165,000 shares of restricted common stock at $.05 per share to Robert Hasnain in exchange for $8,250 of services rendered to the Company. Common stock issued at market price on April 22, 2014.

On July 22, 2014, the Company issued 115,000 shares of restricted common stock at $.15 per share to Robert Hasnain in exchange for $17,250 of services rendered to the Company. Common stock issued at market price on July 22, 2014.

On July 22, 2014, the Company issued 50,000 shares of restricted common stock at $.15 per share to Susan Smith in exchange for $7,500 of services rendered to the Company. Common stock issued at market price on July 22, 2014.

On July 22, 2014, the Company issued 12,500 shares of restricted common stock at $.15 per share to Julian Ainsby in exchange for $1,875 of services rendered to the Company. Common stock issued at market price on July 22, 2014.

On July 22, 2014, the Company issued 276,000 shares of restricted common stock at $.15 per share to Colin Copeland in exchange for $41,400 of services rendered to the Company. Common stock issued at market price on July 22, 2014.

On August 4, 2014, the Company issued 200,000 shares of restricted common stock at $.15 per share to Martin E. Janis and Company, Inc. in exchange for $30,000 of services rendered to the Company. Common stock issued at market price on August 4, 2014.

On September 19, 2014, the Company issued 500,000 shares of restricted common stock at $.16 per share to Patrick Dolan, the Company’s New Business Director, as a salary bonus.

On October 2, 2014, the Company issued 86,207 shares of restricted common stock at $.093 per share to Asher Enterprises, Inc. upon conversion of debt valued at $16,379. The conversion was at a discount to market value of the common stock.

On October 17, 2014, the Company issued 162,543 shares of restricted common stock at $.029 per share to Asher Enterprises, Inc. upon conversion of debt valued at $23,406. The conversion was at a discount to market value of the common stock.

On October 21, 2014, the Company issued 162,543 shares of restricted common stock at $.029 per share to Asher Enterprises, Inc. upon conversion of debt valued at $19,505. The conversion was at a discount to market value of the common stock.

October 27, 2014, the Company issued 162,543 shares of restricted common stock at $.029 per share to Asher Enterprises, Inc. upon conversion of debt valued at $18,530. The conversion was at a discount to market value of the common stock.

On November 6, 2014, the Company issued 18,498 shares of restricted common stock at $.054 per share to Adar Bay, LLC upon conversion of debt valued at $2,109. The conversion was at a discount to market value of the common stock.

On December 1, 2014, the Company issued 517,241 shares of restricted common stock at $.023 per share to Asher Enterprises, Inc. upon conversion of debt valued at $39,828. The conversion was at a discount to market value of the common stock.

On December 1, 2014, the Company issued 902,155 shares of restricted common stock at $.021 per share to Asher Enterprises, Inc. upon conversion of debt valued at $315,754. The conversion was at a discount to market value of the common stock.

On December 2, 2014, the Company issued 500,000 shares of restricted common stock at $.024 per share to Adar Bay, LLC upon conversion of debt valued at $42,200. The conversion was at a discount to market value of the common stock.

On December 16, 2014, the Company issued 600,000 shares of restricted common stock at $.013 per share to JMJ Financial upon conversion of debt valued at $18,000.

All of the foregoing stock was issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4.(a)(2) of the 33 Act and/or Regulation S of the 33 Act.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

For the years ended December 31, 2014 and 2013:

The Company had revenues amounting to $515,000 and $174,349, respectively, for the years ended December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013	Changes

Revenue	$515,000	(1)	$174,349	$340,651
	$515,000		$174,349	$340,651

For the years ended December 31, 2014 and December 31, 2013, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2014	December 31, 2013

ATC	6%	0%
AUT	12%	0%
UNI	12%	0%
ACI	0%	8%
SAC	5%	14%
ANR	0%	14%
YMD	5%	0%
IOA	5%	0%
STV	5%	0%
PCI	6%	0%
DSI	22%	63%
MHB	19%	0%
DUO	0%	0%
VTH	4%	0%

(1)	The Company’s deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the year ended December 31, 2014 the Company received $730,015 from eleven clients for service to be rendered during the year 2014 and 2015. At December 31, 2014, the Company recognized $515,000 of this deferred revenue as revenue; leaving accumulated deferred revenue balance of $462,015 (which includes $247,000 of deferred revenue received during the year ended December 31, 2013.)

The total operating expenditures amounted to $1,391,743 and $2,365,784, respectively, for the years ended December 31, 2014 and 2013. The following table sets forth the Company’s operating expenditure analysis for both years:

	December 31, 2014	December 31, 2013	Change

General and administrative expenses	$314,095	$467,939	$(153,844)
Stock compensation	-	540,000	(540,000)
Salaries	816,323	550,284	266,039
Professional services	254,953	646,179	(391,226)
Depreciation	4,372	1,382	2,990
Impairment of Financial Assets	2,000	160,000	(158,000)
Total operating expenses	$1,391,743	$2,365,784	$(974,040)

The net loss from operations for the years ended December 31, 2014 and 2013 was $876,743 and $2,191,435, respectively.

The Company´s other income and expenses for the years ended December 31, 2014 and 2013 was $1,345,384 and $153,523, respectively.

	December 31, 2014	December 31, 2013	Change

Interest expense	$(608,973)	$(148,210)	$(460,763)
Amortization of debt discount	(299,535)	(23,513)	(276,022)
Gain on settlement of debt	138,834	18,200	120,634
Loss on derivative liability	(227,495)	-	(227,495)
Loss on conversion of notes	(369,949)	-	(369,949)
Gain on debt extinguishment	22,486	-	22,486
Exchange rate loss	(753)	-	(753)
Total income (expense)	$(1,345,384)	$(153,523)	$(1,191,862)

The net loss for the years ended December 31, 2014 and 2013 amounted to $2,222,129 and $2,344,958, respectively.

The Company´s Comprehensive Loss for the years ended December 31, 2014 and 2013 amounted to $2,221,084 and $2,344,958, respectively.

	12/31/2014	12/31/2013
Comprehensive Loss:
Gain on foreign currency translation	1,045	-
Net loss	(2,222,129)	(2,344,958)
Comprehensive Loss	$(2,221,084)	$(2,344,958)

At December 31, 2014 and December 31, 2013, the Company had 36,271,148 and 31,044,202 shares issued and outstanding, respectively, the weighted average was 32,487,859 and 30,474,948 shares, respectively, hence, the loss per share at December 31, 2014 and 2013 was $(0.07) and (0.08), respectively.

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

BUSINESS DEVELOPMENT

RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014

At the beginning of 2014, we already had contracts with five companies: (1) Arrow Cars International Inc., a company based in Spain and the US; (2) Regis Card Group Limited., a UK and U.S. corporation, (3) Direct CCTV / Direct Security Integration Inc., a U.K. and U.S. based company, (4) BTI / Scorpion Performance Inc. a company based in the U.S. and (5) Scandinavian Agritex Co. Limited a UK and Sri Lankan based company.

During 2014, we gained the following eight clients:

1) ATC Enterprises DMCC

ATC Enterprises DMCC (“ATC”) is a Dubai based company that has an innovative way to buy and sell diamonds. ATC DMCC is working with the Dubai Diamond Exchange to establish regular sales and tenders of rough cut diamonds in Dubai. The first of these was in January 2005. ATC have an extensive list of buyers from the UAE, Bombay, Surat, Ahmedabad, New York, Antwerp and the Far East, giving suppliers access to reliable and legitimate buyers throughout the world as well as the chance to trade in the unique and innovative environment in Dubai.

We have contracted to provide ATC with the following services:

●	Act as a corporate finance advisor to ATC;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

ATC agreed to pay us $30,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

2) Authenta Trade Inc.

Authenta Trade Inc. (“Authenta”) is a Canadian company based in Calgary, Canada with offices in Singapore and Cyprus. Authenta is in the business of developing a high security digital currency exchange. Authenta was formed specifically to address security concerns in the market place, is currently developing software that will tighten security to new levels and will also bring technology to the marketplace in order to make transacting in digital currencies such as Bitcoin, much simpler.

We have contracted to provide Authenta with the following services:

●	Act as a corporate finance advisor to Authenta;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

Authenta agreed to pay us $60,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

3) Duo World Inc.

Duo World Inc. (“Duo”) a Nevada corporation, is a software company with subsidiaries in Sri Lanka, India and Singapore. Duo is an information technology and software solutions company, focused on bringing value to its clients through every customer interaction. Duo´s business model allows it to deliver consistent, quality service, at a scale and in the geographies that meet its clients’ business needs. They leverage their breadth and depth of capabilities to help companies create quality customer experiences across multiple channels, while increasing revenue and reducing their cost to serve their customers.

We have contracted to provide Duo with the following services:

●	Act as a corporate finance advisor to Company;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market Duo, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the OTCQB.

DUO agreed to pay us $250,000 and to date we have been paid $170,000. In addition, we have agreed that we will receive a 10% equity stake in DUO upon its initial public offering.

4) Medinas Holdings BV

Medinas Holdings BV (“Medinas”) is a Netherlands company with subsidiaries in the Netherlands and also in the U.S. that is the sole proprietor and holder of an FDA approved cure for peritoneal cancer.

We have contracted to provide Medinas with the following services:

●	Act as a corporate finance advisor to Medinas;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the Dubai NASDAQ.

Medinas agreed to pay us $465,000 and to date we have been paid $230,000. In addition, we have agreed that we will receive a 5% to 7% (depending on certain agreed upon milestones) equity stake in Medinas upon its initial public offering.

5) Precious Cells International Limited

Precious Cells International Limited (“Precious”) a U.K. company, is based in London. Precious is a medical technology company founded in 2009, with a key focus on the development of clinical technologies in the innovation of adult stem cells, cord blood stem cells and regenerative medicine (RM). Regenerative medicine consists of innovative medical therapies that will enable the body to repair, replace, restore and regenerate damaged or diseased cells, tissues and organs. These therapies are targeting the repair of damaged heart muscle following heart attacks, replacement of skin for burns victims, restoration of movement after spinal cord injury, regeneration of pancreatic tissue for insulin production in diabetics and provide new treatments for Parkinson’s and Alzheimer’s disease.

We have contracted to provide Precious with the following services:

●	Act as a corporate finance advisor to Precious;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market Precious, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

Precious agreed to pay us $30,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

6) Unii Limited

Unii Limited (“Unii”) is a U.K. based company and sole proprietor of the social media application “Fling – Message the World” that can be found in the Google Play Store and in Apple´s App Store and has grown virally to more than 3 million users at the date of this filing.

We have contracted to provide Unii with the following services:

●	Act as a corporate finance advisor to Unii;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

Unii agreed to pay us $60,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

7) VT Hydrocarbon Holdings (Pte.) Ltd.

VT Hydrocarbon Holdings (Pte.) Ltd (“VTH”) is a Singapore based company whose ground operations are based in the Aqaba Special Economic Zone in Aqaba, Jordan. VTH is looking to acquire, operate, manage and build hydrocarbon storage farms in Aqaba and expand to repeat the formula in other parts of the world. VTH´s main business focus will be to provide Liquid Petroleum Gas storage as well as other wet fuel facilities.

We have contracted to provide VTH with the following services:

●	Act as a corporate finance advisor to VTH;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to potential sources of funding and once funding is sourced, assist with a potential IPO on the Dubai NASDAQ.

VTH agreed to pay us $20,000 for the initial ground work and a success fee for any funds that the company raises as a result of our introductions, of 1% (cash fee) and 1.5% (equity fee). A possible listing on a recognized stock exchange and a possible larger equity fee will be subject to a separate agreement.

8) Your MD AS

Your MD AS (“Your MD”) is a Norwegian based company and sole proprietor of the medical diagnostic application “Your MD” that can be found in the Google Play Store and in Apple´s App Store. This service brings healthcare advice to those in areas where primary healthcare is needed most; whether that’s due to large expense, poor access, and poor quality primary health or for those who are unable to travel. Your MD is primarily focused on emerging markets.

We have contracted to provide Your MD with the following services:

●	Act as a corporate finance advisor to Your MD;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with potential IPO on the Dubai NASDAQ.

Your MD agreed to pay us $25,000 for this initial ground work. A possible listing on a recognized stock exchange will be subject to a separate agreement.

In 2014, our client Direct Security Integration Inc., decided not to pursue a listing of its stock on a recognized Stock Exchange.

During 2014, the Company had revenues totaling $515,000 that was comprised entirely of cash received from our current clients.

In 2014, our total operating expenses amounted to $1,391,743.

	December 31, 2014	December 31, 2013
General and administrative expenses.	$314,095	$467,939
Salaries.	816,323	550,283
Professional services.	254,953	646,179
Depreciation.	4,372	1,382
Impairment of financial assets.	2,000	160,000
Stock based compensation.	-	540,000
Total operating expenses	$1,391,743	$2,365,784

LIQUIDITY AND CAPITAL RESERVES

Our audited financial statements contained herein have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a loss of $2,222,129 for the year ended December 31, 2014, $2,000 of which is due to the permanent impairment of investments and a further $1,345,384 was due to other income and expenses as per the following table:

Other (income) & expense
Interest expense	$608,973	$148,210
Amortization of debt discount	299,535	23,513
(Gain) on settlement of debt	(138,834)	(18,200)
Loss on derivate liability	227,495	-
Loss on conversion of notes	369.949	-
(Gain) on debt extinguishment	(22.486)	-
Exchange rate loss	753	-
Total (income) & expense	$1,345,384	$153,523

The Company had $19,026 in cash; net cash used in operations of $209,328 for the year ended December 31, 2014; and a working capital deficit of $2,427,492 and stockholders´ deficit of $3,841,579 as of December 31, 2014.

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

It is the Company’s intention to seek additional debt financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring. However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

●	The cash fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

●	Receiving loans from third party lenders and/ or investors.

FUTURE PLANS

We currently have 12 live clients under contract, two of which were signed in January 2015, that either are seeking a listing on a recognized Stock Exchange or are seeking funding for acquisition and growth:

(1)	Arrow Cars International Inc.
(2)	ATC Enterprises DMCC.
(3)	Duo World Inc.
(4)	Energy Equity Resources (Norway) Limited.
(5)	Magpie Investment Holdings Limited.
(6)	Medinas Holding Limited.
(7)	Regis Card Limited.
(8)	Scandinavian AgriTex Co. Limited.
(9)	Scorpion Performance Inc. (renamed Biological Therapies Inc.).
(10)	Unii Limited.
(11)	VT Hydrocarbons Holdings Limited.
(12)	Your MD AS.

MILESTONES FOR 2015/2016:

Our specific plan of operations and milestones through April 2016 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

●	Certain registered investment houses in London (United Kingdom).

●	An Austrian management consultancy firm based in Vienna (Austria).

●	Various investment banks based in Dubai (UAE)

●	Certain Private Banks based in Amsterdam (Holland), Luxembourg (Luxembourg) and Zurich in Switzerland.

●	The Colombo Stock Exchange in Sri Lanka.

●	Various family offices in Dubai (UAE).

We do not have any verbal or written agreements with the firms identified above, as our relationship with each of them has been developed over the past year or so.

We intend to develop relationships with a further six “introducers” to potential new business for the Company before the end of December 2015.

1)	DUBAI EXPANSION.

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the company allowing us a license to trade in the area. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

2)	CREATE A MORE EFFICIENT SYSTEM FOR REVIEWING PROSPECTIVE BUSINESSES.

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

3)	EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during 2015 which will hopefully enable us to:

●	Find potential merger and acquisition candidates.

●	Introduce our clients to brokers and investment bankers.

●	Introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing.

The only additional cost for this activity will be a very small administrative burden for telephone calls and communications to be funded out of operational income, mainly income receivable from clients currently under contract.

4)	DEVELOP IN HOUSE IT DEPARTMENT.

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and therefore it will become vital in our cash flow forecasting.

5)	DUAL LISTING DUBAI.

During 2015, when this option becomes feasible, we intend to try to become one of the first foreign companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

6)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY IN DUBAI.

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

7)	EXPAND OUR RANGE OF BUSINESS AND CONTACTS.

We intend to take our consultancy service outside of the Middle East and Europe into Asia and Sri Lanka. We will expand on a ‘Commission Only’ basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add at least two new members to our administration team during 2015.

8)	ROAD SHOWS.

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

9)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS.

In 2015, we intend to cement in the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore. The foundation for this development commenced in 2013 and 2014.

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

Not applicable.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of December 31, 2014, during our assessment of our internal control over financial reporting as follows:

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

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	Identify and retain one or two new directors for our board of directors including a member who is appropriately credentialed as a financial expert with a goal of having sufficient independent board of directors oversight;

2.	Ensure all entity level controls are applied at all levels of the organization and are scalable for acquisition or merger targets;

3.	Establish comprehensive formal general accounting policies and procedures and require directors or employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;

4.	Make all directors or employees subject to our Code of Ethics (including those employees in acquisition targets) and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation; and,

5.	Implement better segregation of duties given the size of our company.

We plan to test our updated controls and remediate our deficiencies by June 30, 2015.

CONCLUSION

Our management concluded that our internal control over financial reporting was ineffective. The above identified material weaknesses and deficiency did in fact result in certain material audit adjustments to our 2014 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

The names, addresses, ages and positions of our officers, directors and key employees are set forth below:

		First Year
Name	Age	as Director	Position

Peter James Smith	46	2010	President, Chief Executive Officer and Director

Enzo Taddei	42	2011	Chief Financial Officer, Secretary and Director

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

ENZO TADDEI - CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR

Mr. Taddei was appointed as our Chief Financial Officer and a member of our Board of Directors on September 1, 2011. From November 2010 until December 8, 2011, when he resigned from such offices, Mr. Taddei was a member of the Board of Directors and part-time Chief Financial Officer of Networking Partners, Inc., a social networking company, now known as Sonant Systems Inc. Mr. Taddei resigned from such offices in order to devote more time and effort to our Company. However, Mr. Taddei is currently the Chief Executive Officer a sole Director of Sonant Systems, Inc. From March 2007 until May 2009, Mr. Taddei served as Chief Financial Officer of Dolphin Digital Media (a company engaged in social networking). From August 2006 until March 2007, Mr. Taddei served as Chief Financial Officer of Plays on the Net Plc. (an E Commerce firm). From July 1999 until August 2006, Mr. Taddei served as director and partner of Adesso Res Asesores (an accounting firm). In addition to being an accountant and tax consultant by profession, Mr. Taddei is proficient in three languages: English, Spanish and Italian. He obtained a Degree in Economics from EADE University in Malaga (Spain) in 1998 and also a Bachelor in Business Administration (BBA) from the University of Wales in 1996. He also holds a “Masters Degree” in Spanish and International Taxation granted to him by EADE University in Malaga (Spain) in 2000.

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

DIRECTORSHIPS

Enzo Taddei is a director of Sonant Systems, Inc., a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)	Note	Stock Awards ($)	Note	All other stock compensation (s)	Note	Total ($)

Peter J. Smith	2014	$304,500	(1)	$0		$0		$0		$304,500
President, Chief	2013	$240,000		$0		$240,000	(5)	$0		$480,000
Executive Officer & Director	2012	$240,000		$480,000	(3)	$0		$0		$720,000

Enzo Taddei	2014	$229,500	(2)	$0		$0		$0		$229,500
Chief Financial	2013	$180,000		$0		$240,000	(6)	$0		$420,000
Officer, Secretary & Director	2012	$120,000		$0		$1,000,000	(4)	$0		$1,120,000

(1)	Represents $209,894 paid in cash and $116,364 in accrued, but unpaid salary.

(2)	Represents $86,557 paid in cash and $ 142,943 in accrued, but unpaid salary.

(3)	Represents the value of 1,000,000 shares of Series “A” Preferred Stock (of the 5,000,000 authorized Series “A” Preferred Stock) issued to Peter Smith as a bonus package. Our Board of Directors recognized the hard and fruitful work of Mr. Smith for the past three years and decided to compensate him with a bonus equivalent to two years of gross salary. Since the Company did not have the cash resources to pay such bonus, it decided to issue him preferred stock, which the Board of Directors (after consulting with our accountants) determined to be worth $480,000. The preferred stock is redeemable on December 1, 2013.

(4)	Represents 400,000 Series “A” preferred shares convertible into 4,000,000 common shares on December 1, 2014 and valued at $0.25 per share.

(5)	Represents 200,000 Series “A” preferred shares convertible into 2,000,000 common shares on December 1, 2014 and valued at $0.12 per share.

(6)	Represents 200,000 Series “A” preferred shares convertible into 2,000,000 common shares on December 1, 2014 and valued at $0.12 per share.

EMPLOYMENT AGREEMENTS SUMMARY

PETER JAMES SMITH:

Mr. Smith’s employment agreement with the Company was renewed on January 1, 2013, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Executive Officer (CEO) and Director on Board of Directors.

2.	COMPENSATION:
$180,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

3.	EMPLOYMENT:

(a)	Employment will continue for 36 months.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to twelve months salary.

(b)	If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to five years annual salary via the life assurance scheme.

5.	RENTAL ALLOWANCE:

(a)	The company will pay the CEO´s rent in Dubai up to a maximum of $30,000 per quarter.

ENZO TADDEI:

Mr. Taddei’s employment agreement with the Company was renewed on January 1, 2013 and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Financial Officer (CFO) and Director on Board of Directors

2.	COMPENSATION:

$180,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis. It was also agreed that in June of each fiscal year the company would pay a bonus to no more than 25% of the annual salary in order to help Mr. Taddei pay his personal tax bill in his country of residence.

3.	EMPLOYMENT:

(a)	Employment will continue for 36 months.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to twelve months.

(b)	If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to five years annual salary via the life assurance scheme.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth, as of the date of this Annual Report, the ownership of our common stock and preferred stock by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock and preferred stock; and (b) by all of named officers and our directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

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

(a) Security ownership of certain beneficial owners:

	Name and Address of	Amount and Nature of		Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Notes	Class

Common Stock	Peter J. Smith,	16,333,334	1	21.34%
	38 Frond “F” Palm Jumeirah,
	Dubai, UAE.

Common Stock	Enzo Taddei,	5,000,000	2	6.53%
	Avenida Marques del Duero 67,
	Edificio Bahia 2A,
	29670 San Pedro de Alcantara,
	Malaga, Spain.

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Preferred Stock	Peter J. Smith,	1,200,000	(1)	60.50%
	38 Frond “F” Palm, Jumeirah, Dubai, U.A.E.

Preferred Stock	Enzo Taddei,	600,000	(2)	30.25%
	Avenida Marques del Duero 67, Edificio Bahia 2A, 29670 San Pedro de Alcantara, Malaga, Spain.

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(b) Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount and Nature Beneficial Ownership		Percent of Class

Common Stock	Peter J. Smith	16,333,334	(1)	21.34%

Common Stock	Enzo Taddei	5,000,000	(2)	6.53%

Common Stock	All officers and directors	21,333,334		27.87%
	as a group (2 persons)

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Preferred Stock	Peter J. Smith	1,200,000	(1)	60.50%

Preferred Stock	Enzo Taddei	600,000	(2)	30.25%

Preferred Stock	All officers and directors
	as a group (2 persons)	1,400,000		90.75%

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.
(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

(1) Audit Fees. We paid an aggregate of $24,500 for the audit of our annual financial statements for the year ended December 31, 2014 and quarterly reviews for three quarters, to be paid to our auditors De Joya Griffith, LLC. During the fiscal year ended December 31, 2013, the aggregate fees billed by the Company’s auditors for services rendered for the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2013, was $20,055.

(2) Audit-Related Fees. During fiscal years ended December 31, 2014 and 2013, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

(3) Tax Fees. Our auditor’s tax department provided tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2014 and 2013. During 2013 and 2014, we did not pay our auditor for any of these services.

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

During the 2014 and 2013 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

PART IV

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

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

2*	Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc., Global Equity Partners PLC and Stockholders of Global Equity Partners LLC

3.1*	Articles of Incorporation

3.(i).2**	Certificate of Amendment to Articles of Incorporation, effective February 16, 2015.

3.2*	Bylaws

4.1***	Convertible Note, dated November 22, 2013, in the principal amount of $450,000, made by Global Equity International, Inc. and payable to Mr. Jason St. Pierre.

4.2*	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock

10.1*****	Employment Agreement dated January 1, 2013, with Peter J. Smith

10.2*****	Employment Agreement dated January 1, 2013, with Enzo Taddei

10.3*	Consulting Agreement between Global Equity Partners Plc. and Black Swan Data Ltd. dated July 29, 2011.

10.4*	Consulting Agreement between Global Equity Partners Plc. and Arrow Cars SL dated January 14, 2011.

10.5*	Consulting Agreement between Global Equity Partners Plc. and RFC K.K. dated October 19, 2011

10.6*	Consulting Agreement between Global Equity Partners Plc. and M1 Luxembourg AG dated December 20, 2010.

10.7*	Consulting Agreement between Global Equity Partners Plc. and Monkey Rock Group, Inc. dated November 26, 2009.

10.8*	Consulting Agreement between Global Equity Partners Plc. and Voz Mobile Cloud Ltd. dated December 12, 2011.

10.9*	Consulting Agreement between Global Equity Partners Plc. and CDP Security Group Limited (Direct CCTV) dated March 31, 2012.

10.10*	Bridge Loan and Option Agreement made as of February 28, 2012, between Mr. David Lonergan, Global Equity Partners Plc. and Global Equity International Inc.

10.11*	Bridge Loan and Option Agreement made as of March 13, 2012, between Mr. Robert Hasnain and Global Equity International, Inc.

10.12****	Consulting Agreement, dated May 25, 2012, between the Company and Regis Card Limited

10.13****	Consulting Agreement, dated December 12, 2012, between the Company and Energy Solutions BV

10.14****	Consulting Agreement, dated November 20, 2012, between the Company and Innoveas AG

10.15****	Consulting Agreement, dated December 5, 2012, between the Company and Scorpion Performance, Inc.

14*	Code of Business Conduct and Ethics adopted on September 2, 2011

21*****	Subsidiaries

31.1*****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*****	906 Certification of Principal Executive Officer

32.2*****	906 Certification of Principal Financial Officer

*	Incorporated by reference to the Company’s Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2015.

***	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 29, 2013.

****	Incorporated by reference to the Company’s Form 10-K Annual Report filed with the Commission on April 16, 2013.

*****	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Equity International, Inc.

Dated: April 14, 2015		/s/ Peter J. Smith
	By:	Peter J. Smith
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 14, 2015		/s/ Peter J. Smith
	By:	Peter J. Smith
	Its:	President and Chief Executive Officer and
Director (Principal Executive Officer)

Dated: April 14, 2015		/s/ Enzo Taddei
	By:	Enzo Taddei
	Its:	Chief Financial Officer, Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)

