Form 10-Q
period 2015-03-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2015-05-15
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2015, there were 107,847,203 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATIONs

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiaries

 Consolidated Financial Statements

 March 31, 2015

(Unaudited)

3

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
Assets

Current Assets
Cash	$1,979	$19,026
Accounts receivable	2,520	2,520
Prepaids	46,778	6,248
Other current assets	8,048	9,481
Loans receivable	10,825	10,825
Total current assets	70,150	48,100

Investment, cost	3,000	3,000

Fixed assets, net	28,582	30,224

Total assets	$101,732	$81,324

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$196,025	$114,191
Accounts payable - related parties	341,495	360,984
Deferred revenue	922,015	462,015
Loans payable - related parties	58,595	58,595
Accrued interest	700,555	657,918
Loans payable	533,244	440,018
Converitble notes payable - net of unamortized discount of $22,422 and $87,064, respectively	45,839	79,936
Derivative liability on notes payable	126,152	301,937
Total current liabilities	2,923,920	2,475,594

Long term liabilities
Convertible loan payable - related party - net of unamortized discount of $202,060 and $268,189 respectively	99,929	33,800
Derivative liability - related party notes	480,622	393,510
Total long term liabilities	580,551	427,310

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,983,332and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	1,020,000	1,020,000

Stockholders’ Deficit

Common stock: 500,000,000 shares authorized; $0.001 par value 79,322,025 and 36,271,148 shares issued and outstanding, respectively.	79,323	36,271
Additional paid in capital	3,645,558	3,472,904
Stock payable	82,850	82,850
Accumulated deficit	(8,230,470)	(7,434,650)
Other comprehensive gain	-	1,045
Total stockholders’ deficit	(4,422,739)	(3,841,580)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$101,732	$81,324

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

	For the three months ended,
	March 31, 2015	March 31, 2014
		(Restated)

Revenue	$15,000	$106,000

General and administrative expenses	84,235	53,265
Salaries	269,901	164,935
Professional services	115,704	36,767
Depreciation	2,752	471
Total operating expenses	472,592	255,438

Net loss from operations	(457,592)	(149,438)

Other income (expense):
Interest expense	(57,625)	(158,196)
Finance Charges	(93,226)	-
Amortization of debt discount	(130,772)	(5,489)
Loss on derivative liability	(92,856)	-
Gain on conversion of notes	36,073	-
Exchange rate loss	178	-
Total income (expense)	(338,228)	(163,685)

Net loss	$(795,820)	$(313,123)

Weighted average number of common shares outstanding - basic	48,357,432	31,090,179

Net loss per common share - basic	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended,
	March 31, 2015	March 31, 2014
		(Restated)

Cash flows from operating activities
Net loss	$(795,820)	$(313,123)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	2,752	471
Gain on conversion of notes	(36,073)	-
Loss on derivate liability - Notes payable	92,856	-
Amortization of debt discount	130,772	5,489
Finance Charges	93,226	-

Changes in operating assets and liabilities:
Prepaids	(40,529)	19,830
Accrued interest	57,625	158,197
Accounts payable and accrued liabilities	81,834	10,376
Accounts payable - related parties	(19,487)	100,932
Deferred revenue	460,000	(31,000)
Other current assets	1,433	-

Net cash provided by (used in) operating activities:	28,589	(48,828)

Cash Flows used in investing activities:
Office furniture and equiment, net	(1,109)	-

Net cash used in investing activities	(1,109)	-

Cash flows from financing activities:
Repayment of notes payable	(43,482)	-

Net cash used by (provided by) financing activities	(43,482)	-

Net decrease in cash	(16,002)	(48,828)

Effect of Exchange Rates on Cash	(1,045)	-

Cash at Beginning of Period	19,026	48,856

Cash at End of Period	$1,979	$28

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into shares	$70,247	$20,690
Debt discount recorded on notes payable	$-	$61,489
Accounts payable settled in shares	$-	$8,250

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the periods ended December 31, 2014 and 2013. The interim results for the three months ended March 31, 2015 are not necessarily indicative of results for the full fiscal year.

Note 2 - Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of Global Equity Partners Plc. called GE Professionals DMCC. Global Equity Partners Plc. is the parent company of its 100% subsidiary GE Professionals DMCC (Dubai).

Revenue is generated from business consulting services, introduction fees, and equity participation.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had a loss of $795,820 for three months ended March 31, 2015, net cash provided by operations of $28,589 for the three months ended March 31, 2015; working capital deficit of $2,853,770 and stockholders´ deficit of $4,422,739 as of March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Depending upon market conditions, the Company may not be successful in raising sufficient additional capital to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected, hence there is substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2015

(Unaudited)

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its 100% subsidiary Global Equity Partners Plc and Global Equity Partners Plc. is the parent company of its 100% subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and at December 31, 2014, respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: All foreign currency transactions will be translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities will be translated at the exchange rate in effect at the balance sheet date. Revenues and expenses will be translated at the average rate of exchange prevailing during the reporting period. Equity transactions will be translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period will be included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions will be included in the statement of operations and comprehensive loss as other income (expense).

For the three months ended March 31, 2015 and for the year ended December 31, 2014, our functional and operational currency was the US Dollar.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

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

All securities held at March 31, 2015 and December 31, 2014, respectively, were designated as available for sale. Any un-realized gains and losses are reported as a component of other comprehensive income (loss). Realized gains (losses) will be computed on a specific identification basis and will be reflected in the statement of operations.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded as permanent impairment loss on available for sale marketable securities of Nil and $2,000 as of March 31, 2015 and December 31, 2014, respectively.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

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

	03/31/2015	12/31/2014
Furniture and Equipment	$37,204	$36,095
Accumulated depreciation	$(8,622)	$(5,871)

Net fixed assets	$28,582	$30,224

Depreciation expense for the three months ended March 31, 2015 and March 31, 2014, was $2,752 and $471, respectively.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At March 31, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

For the quarters ended March 31, 2015 and March 31, 2014, the Company received cash only as consideration for services rendered.

At March 31, 2015 and December 31, 2014, the Company had the following concentrations of accounts receivables with customers:

Customer	March 31, 2015	December 31, 2014

ACI	100,00%	100.00%

For the three months ended March 31, 2015 and March 31, 2014, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2015	March 31, 2014

YMD	0%	16%
MHB	0%	16%
IOA	0%	16%
SAC	100%	30%
DSI	0%	20%
	100%	100%

The Company currently holds the following equity securities in private and also reporting companies:

Company	No. Shares	Status
M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	400,000	Private Company

	10,100,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the three months ended March 31, 2015 the Company received $475,000 from 3 clients for services to be rendered during the years 2015 and 2016. At March 31, 2015, the Company recognized $15,000 of deferred revenue as revenue; leaving the deferred revenue balance of $922,015 (which includes $462,015 of deferred revenue received during the years ended 2013 and 2014.)

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

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

Consolidated Financial Statements

March 31, 2015

(Unaudited)

The carrying amounts reported in the balance sheet for prepaid expenses, accounts receivable, accounts payable, accounts payable to related parties and loans payable to related parties, approximate fair value based on the short-term nature of these instruments.

The Company has assets and liabilities measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of operations.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2015	December 31, 2014

Level 1 – Cash	$1,979	$19,026
Level 2 – Marketable Securities	-	-
Level 3 – Non-Marketable Securities	3,000	3,000
Level 3 – Derivative liability	(606,774)	(695,447)

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

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

Changes in Level 3 assets measured at fair value, for three months ended March 31, 2015 and the year ended December 31, 2014, were as follows:

Balance, December 31, 2014	$3,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	-
Impairment loss	-
Balance, March 31, 2015	$3,000

Derivative liability — these instruments consist of certain of our notes which are convertible based on a discount to the market value of our common stock. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the three months ended March 31, 2015.

Balance, December 31, 2014	$(695,447)
Additions to derivative instruments	-
Change in fair value of derivative instruments	88,673
Balance, March 31, 2015	$(606,774)

Loans to Third Parties

On March 22, 2013 the Company granted a loan to Dreamscapes Properties International Inc. The principal amount lent was $6,000, the agreed interest rate was 5% per annum and finally, the loan would have to be repaid no later than one year from the date that the loan was granted. This loan is currently in default. The Company plans to speak to Dreamscapes Properties International Inc. with a view to discuss a payment plan over the next 6 months.

In October 2014, the Company granted a loan to another third party. The principal amount lent was $4,825. It was agreed that no interest would be paid and that the loan would have to be repaid no later than one year from the date that the loan was granted.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 5 - Debt

(A) Accounts payable – related parties

The following table represents the accounts payable to related parties as of March 31, 2015 and December 31, 2014, respectively:

	3/31/2015	12/31/2014
Salaries	$328,769	$353,913
Expenses	12,726	7,071
	$341,495	$360,984

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

As discussed in note No. 5(C), the Company converted $301,989 of related party accounts payable into a convertible loan during the year ended December 31, 2013.

(B) Related Party – short term loans payable

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of March 31, 2015 and as of December 31, 2014, respectively:

Loans payable – related party – December 31, 2014	$58,595
Proceeds from loans	-
Repayments	-
Loans payable – related party – March 31, 2015	$58,595

(C) Related party – long term convertible note

The Company has accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2013, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted these amounts to Convertible Loans Payable. These amounts have a term of two years and are repayable on demand and will accrue interest at 10% on the loan period. The agreements also give an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

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

During the quarter ending on March 31, 2015, a total interest of $7,550 was accrued and a total of $66,129 debt discount was amortized leaving an unamortized balance of $202,060. The fair value of derivative liability as on March 31, 2015 is recorded at $480,622, thereby recognizing a net loss on derivative liability for the quarter ending on March 31, 2015 of $87,112.

The principal balance outstanding of the loan payable account (net of unamortized debt discount of $202,060) as at March 31, 2015 is $99,929.

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

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

Loan granted in 2013	$120,420

Interest accrued in 2013	56,196

Balance at December 31, 2013	$176,616

Interest accrued in 2014	50,000

Balance at December 31, 2014	$226,616

Interest accrued in 2015	-

Balance at March 31, 2015	$226,616

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014. This loan is currently in default. At March 31, 2015, our Company and the note holder are in dispute regarding the interest that is effectively payable. Also, the noteholder received the 1,600,000 shares Direct Security Integration Inc. that were pledged in a private company and the noteholder is currently trying to sell these shares. The shares pledged formed part of the assets of our company. Total accrued interest and a monitoring fee payable as at March 31, 2015 is $469,727 and $93,226, respectively.

Loan granted in 2013	$319,598

Interest accrued in 2013	39,602

Balance at December 31, 2013	$359,200

Accrued interest and expenses in 2014	390,197

Balance at December 31, 2014	$749,397

Monitoring fee accrual	93,226

Interest accrued in 2015	39,928

Balance at March 31, 2015	$882,551

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

On May 1, 2014, the Company issued a $100,000 convertible promissory note (the “LG Note”) to LG Capital Funding, LLC, a New York limited liability company (the “Lender”). The LG Note provides up to an aggregate of $100,000 in gross proceeds. The LG Note matures on May 1, 2015, accrues interest of 8% and is convertible into shares of common stock any time 180 days after May 1, 2014, at a conversion price equal to 60% of lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The first LG Note may be prepaid within 180 days with penalty. The note may not be prepaid after the 180th day.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

The fair value of the derivative liability as at March 31, 2015, was determined using the Black Scholes option pricing model with a quoted market price of $0.0026 per share, a conversion price of $0.00147 per share, expected volatility of 300.04%, no expected dividends, a remaining term of 1 month and a risk-free interest rate of 0.030% resulting in a fair value per share of $0.0014 multiplied by the 26,926,992 shares that would be issued if the Note was exercised on the Effective Date.

During the quarter ended March 31, 2015, the Company repaid $13,145 in principal and $836.97 of accrued interest by the issuance of 7,976,790 shares of common stock priced between $0.0032 to $0.0067 per share. As a result, a total of $4,358 of debt discount was amortized and $6,646 was recognized as net gain on conversion into stock.

During the quarter ending on March 31, 2015, a total interest of $888 was accrued and a total of $13,445 debt discount was amortized leaving an unamortized balance of $3,130. The fair value of derivative liability as on March 31, 2015 is recorded at $37,063, thereby recognizing a net gain on derivative liability for the three months period ending March 31, 2015 of $11,124.

●	Adar Bay LLC:

On May 1, 2014, the Company entered into a Securities Purchase Agreement with Adar Bay, LLC (“Adar Bay”) providing for the purchase of a Convertible Redeemable Note (the “AB Note”) in the aggregate principal amount of $100,000. The AB Note provides up to an aggregate principal amount of $100,000 (with the first note being in the amount of $50,000 and the second note being in the amount of $50,000 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The first of the two notes (the “First Note”) shall be paid for by the Buyer as set forth herein. The second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such that the Second Note may not be converted until it has been paid for in cash.

The first note matures on May 1, 2015, accrues interest of 8% and is convertible into shares of common stock any time 180 days after May 1, 2014, at a conversion price equal to 60% of lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The First Note may be prepaid within 180 days with penalty. The First Note may not be prepaid after the 180th day.

The fair value of the derivative liability as at March 31, 2015, was nil as this loan was fully converted into shares at the quarter ending on March 31, 2015.

During the quarter ending on March 31, 2015, a total interest of $652 was accrued and a total of $14,421 debt discount was amortized leaving an unamortized balance of nil. The company recognized a net gain on derivative liability during the quarter ending on March 31, 2015 of $58,510.

During the quarter ended March 31, 2015, the Company repaid $37,000 in principal and $3,171 of accrued interest by the issuance of 24,570,088 shares of common stock priced between $0.0024 to $0.0057 per share. As a result, $14,641 was recognized as net gain on conversion into stock and $158 as gain on derivative liability.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

●	JMJ Financial

On June 12, 2014, the Company issued a $250,000 convertible promissory note (the “JMJ Note”) to JMJ Financial, a Nevada sole proprietorship (the “Lender”). The JMJ Note provides up to an aggregate of $250,000 in gross proceeds. The JMJ Note matures on June 12, 2016, accrues interest of 12% and is convertible into shares of common stock any time after the agreement was signed. The Conversion Price is the lesser of $.30 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Note also contemplated a further 10% discount to market if the shares were not deliverable by DWAC. Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. This Note may be prepaid interest free within 90 days with the accrued interest at 12% per annum and the OID proportional to $25,000. The note may not be prepaid after the 91th day. The Company opted to receive only $55,000 of the possible $250,000.

The fair value of the derivative liability as at March 31, 2015, was determined using the Black Scholes option pricing model with a quoted market price of $0.0026, a conversion price of $0.0014, expected volatility of 375.44%, no expected dividends, a remaining term of 15 months and a risk-free interest rate of 0.260% resulting in a fair value per share of $0.0025 multiplied by the 35,299,653 shares that would be issued if the Note was exercised on the Effective Date.

During the quarter ended March 31, 2015, the Company repaid $16,095 in principal by the issuance of 10,504,000 shares of common stock priced between $0.0024 to $0.0065 per share. As a result, a total of $11,647 of debt discount was amortized and $14,786 was recognized as net gain on conversion into stock.

During the quarter ended March 31, 2015, a total interest of $1,139 was accrued and a total of $15,514 debt discount was amortized leaving an unamortized balance of $19,291. The fair value of derivative liability as on March 31, 2015 is recorded at $89,089, thereby recognizing a net loss on derivative liability during the three months ending on March 31, 2015 of $17,026.

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

The fair value of the derivative liability as at March 31, 2015, was determined using the Black Scholes option pricing model with a quoted market price of $0.0026, a conversion price of $0.0016, expected volatility of 397.83%, no expected dividends, a remaining term of 9 months and a risk-free interest rate of 0.260% resulting in a fair value per share of $0.0024 multiplied by the 127,742,555 shares that would be issued if the Note was exercised on the Effective Date.

During the quarter ending on March 31, 2015, a total interest of $4,874 was accrued and a total of $42,692 debt discount was amortized leaving an unamortized balance of $130,446. The fair value of derivative liability as on March 31, 2015 is recorded at $310,282, thereby recognizing a net loss on derivative liability during the quarter ending on March 31, 2015 of $56,239.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

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

The fair value of the derivative liability as at March 31, 2015, was determined using the Black Scholes option pricing model with a quoted market price of $0.0026, a conversion price of $0.0016, expected volatility of 397.83%, no expected dividends, a remaining term of 9 months and a risk-free interest rate of 0.260% resulting in a fair value per share of $0.0024 multiplied by the 70,129,180 shares that would be issued if the Note was exercised on the Effective Date.

During the quarter ending on March 31, 2015, a total interest of $2,676 was accrued and a total of $23,437 debt discount was amortized leaving an unamortized balance of $71,614. The fair value of derivative liability as on March 31, 2015 is recorded at $170,340, thereby recognizing a net loss on derivative liability during the quarter ending on March 31, 2015 of $30,873.

Convertible notes repaid:

The Company entered into a Securities Purchase Agreement (the “Agreement”), dated as of September 25, 2014, with KMB Worldwide Inc. On October 2, 2014, the Company received $32,500 from a secured nine month convertible loan signed on September 29, 2014. The loan carried an 8% interest rate and will be due on June 29, 2015. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before 180 days, hence not converting the debt into equity, borrower shall make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. On March 24, 2015, this note, the 8% per annum accrued interest and 130% premium was fully paid back to the noteholder.

Note 6 - Equity and Stockholders’ Equity

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

Consolidated Financial Statements

March 31, 2015

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

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

(B) Common Stock

During the three months ended March 31, 2015, the Company issued the following shares:

Date	Note holder	Stock issued	Amount
1/5/2015	Stock issued on debt conversion	1,600,000	$10,400.00
1/12/2015	Stock issued on debt conversion	639,403	$3,197.02
1/21/2015	Stock issued on debt conversion	2,287,582	$13,039.22
1/21/2015	Stock issued on debt conversion	1,056,986	$6,024.82
1/21/2015	Stock issued on debt conversion	1,680,000	$9,576.00
2/10/2015	Stock issued on debt conversion	1,809,000	$4,703.40
2/12/2015	Stock issued on debt conversion	1,636,958	$10,967.62
2/25/2015	Stock issued on debt conversion	2,318,841	$6,260.87
2/26/2015	Stock issued on debt conversion	1,800,000	$6,300.00
3/12/2015	Stock issued on debt conversion	2,391,304	$7,173.91
3/13/2015	Stock issued on debt conversion	1,808,000	$6,870.40
3/16/2015	Stock issued on debt conversion	2,532,051	$10,128.21
3/17/2015	Stock issued on debt conversion	1,669,013	$5,340.84
3/18/2015	Stock issued on debt conversion	2,660,256	$10,641.03
3/23/2015	Stock issued on debt conversion	1,807,000	$4,336.80
3/23/2015	Stock issued on debt conversion	3,100,000	$7,440.00
3/25/2015	Stock issued on debt conversion	2,974,430	$12,492.61
3/26/2015	Stock issued on debt conversion	3,466,667	$13,173.33
3/30/2015	Stock issued on debt conversion	3,033,333	$8,796.67
3/31/2015	Stock issued on debt conversion	2,780,053	$7,228.14

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

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 7 – Commitments and contingencies

On April 24, 2013, the Company entered into an advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During 2013 the Company paid $10,000 in cash, the balance of $20,000 was due within 60 days of the signing of the agreement; this amount is unpaid as at March 31, 2015. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. At March 31, 2015, the legend is still not removed. The Company has accrued for the shortfall of $77,350 as a stock payable.

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest. These shares are not issued as of December 31, 2014 and accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest. This loan note was adjusted against and applied against the amount receivable for services rendered by the Company to the note holder on June 4, 2014. At March 31, 2015, the Company has accrued for the $5,500 as a stock payable.

Note 8 – Other current assets

The following is a summary of the Company’s other current assets:

	03/31/2015	12/31/2014

Refundable deposits with third parties	8,048	9,481

	$8,048	$9,481

Note 9 – Subsequent events

On April 1, 2015, our Company was engaged by a Zambian copper producer called Tam Mining Limited that is seeking to raise capital to exploit the many mines and concessions it owns in Zambia. Our mandate is to assist the Company on all aspects of capital raising, structure and take off of the assets.

On April 14, 2015, the Company issued 3,958,000 shares of restricted common stock at $0.0025 per share to JMJ Financial upon conversion of debt.

On April 15, 2015, the Company issued 3,923,747 shares of restricted common stock at $0.0028 per share to LG Capital upon conversion of debt and interest.

On April 15, 2015, our Company was engaged by a Bahraini based company with relationships in Oman to farm into a specific oil field in the Sultanate. The Company is seeking to raise capital to execute on their signed agreements to ultimately become an oil producer in Oman. Our mandate is to assist the Company on all aspects of capital raising, structure and a potential IPO on a recognized stock exchange.

On April 23, 2015, the Company issued 3,957,000 shares of restricted common stock at $0.0023 per share to JMJ Financial upon conversion of debt.

On April 24, 2015, the Company issued 3,923,151 shares of restricted common stock at $0.0033 per share to LG Capital upon conversion of debt and interest.

On May 5, 2015, the Company issued 3,925,458 shares of restricted common stock at $0.0017 per share to LG Capital upon conversion of debt and interest.

On May 11, 2015, the Company issued 3,956,000 shares of restricted common stock at $0.0024 per share to JMJ Financial upon conversion of debt.

On May 11, 2015, the Company issued 4,881,822 shares of restricted common stock at $0.0024 per share to LG Capital upon conversion of debt and interest.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 10 – Restated financial statements

On April 8, 2015, our independent accountants brought to our attention a series of material adjustments that needed to be made to our financial statements. These adjustments primarily affected the derivative liability, interest expense, prepaid, fixed assets and revenue recognition policy. As a result of our independent accountant’s suggestions, we determined that significant adjustments were required to be made at each of the quarters ended March 31, June 30 and September 30, 2014.

Our Chief Executive Officer discussed this matter with the Company´s Chief Executive Officer and it was agreed that we had to file a Form 8-K stating that our investors and shareholders could not rely on our interim 2014 financial statements. We filed the form 8k on April 10, 2015. We subsequently filed amendments to the form 8k on May 4 and 5, 2015.

Restated balance sheet at March 31, 2014

	As Previously Stated	Restatement Adjustments	As Restated
Assets

Current Assets
Cash	$28	$-	$28
Accounts receivable	2,520	-	2,520
Prepaids	8,167	5,802	13,969
Other current assets	466,027	(13,826)	452,201
Loans receivable	6,000	-	6,000
Total current assets	$482,742	$(8,024)	$474,718

Investment, cost	5,000	-	5,000

Fixed assets, net	7,346	-	7,346

Total assets	$495,088	$(8,024)	$487,064

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Deferred revenue	$169,750	$46,250	$216,000
Accounts payable and accrued liabilities	50,064	(700)	49,364
Accounts payable - related parties	292,285	-	292,285
Loans payable - related parties	57,194	700	57,894
Accrued interest	238,651	36,078	274,729
Notes payable - net of unamortized discount	985,717	-	985,717
Total current liabilities	$1,793,661	$82,328	$1,875,989

Long term liabilities
Convertible loan payable - related party - net of unamortized discount	324,475	-	324,475
Total long term liabilities	324,475	-	324,475

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized and 1,983,332 and 5,000,000 shares issued and outstanding, respectively, $0.001 par value (redemption amount $480,000) (liquidation preference of $0)	1,020,000	-	1,020,000

Stockholders’ Deficit

Common stock: 70,000,000 shares authorized; $0.001 par value 31,339,679 shares issued and outstanding.	31,340	-	31,340
Additional paid in capital	2,678,054	-	2,678,054
Stock payable	82,850	-	82,850
Notes Receivable	-	-	-
Accumulated deficit	$(5,435,292)	$(90,352)	$(5,525,644)
Total stockholders’ deficit	$(2,643,048)	$(90,352)	$(2,733,400)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$495,088	$(8,024)	$487,064

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

Restated profit and loss for the three months ended March 31, 2014

	As Previously Stated	Restatement Adjustments	As Restated

Revenue	$152,250	$(46,250)	$106,000

General and administrative expenses	$45,241	$8,024	$53,265
Salaries	164,935	-	164,935
Professional services	36,767	-	36,767
Depreciation	471	-	471
Total Operating Expenses	$247,414	$8,024	$255,438

Net (loss) from operations	$(95,164)	$(54,274)	$(149,438)

Other income (expense):
Interest Expense	$(122,118)	$(36,078)	$(158,196)
Amortization of debt discount	(5,489)	-	(5,489)
Total (income) expense	$(127,607)	$(36,078)	$(163,685)

Net loss	$(222,771)	$(90,352)	$(313,123)

Weighted average number of common shares outstanding - basic and diluted	31,090,179	-	31,090,179

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Comprehensive Loss:
Net loss	$(222,771)	$(90,352)	$(313,123)

Comprehensive Loss	$(222,771)	$(90,352)	$(313,123)

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

March 31, 2015

(Unaudited)

Restated cash flow statement for the three months ended March 31, 2014

	As Previously Stated	Restatement Adjustments	As Restated
Cash flows from operating activities
Net profit (loss)	$(222,771)	$(90,352)	$(313,123)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	471	-	471
Amortization of debt discount	5,489	-	5,489

Changes in operating assets and liabilities:
Prepaids, cash	25,632	(5,802)	19,830
Accrued interest	122,119	36,078	158,197
Accounts payable and accrued liabilities	11,076	(700)	10,376
Accounts payable - related parties	100,232	700	100,932
Deferred revenue	(77,250)	46,250	(31,000)
Accounts receivable	-	-	-
Other current assets	(13,826)	13,826	-
Impairment loss on available for sale marketable securities	-	-	-

Net cash used in operating activities:	(48,828)	-	(48,828)

Net increase in cash	(48,828)	-	(48,828)

Cash at Beginning of Period	48,856	-	48,856

Cash at End of Period	$28	$-	$28

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable settled in shares	$8,250	$-	$8,250
Debt discount recorded on notes payable	$61,489	$-	$61,489
Notes payable settled in shares	$20,690	$-	$20,690

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2015 and March 31, 2014:

The Company had revenues amounting to $15,000 and $106,000, respectively, for the three months ended March 31, 2015 and 2014.

	March 31, 2015		March 31, 2014	Changes

Revenue	$ 15,000	(1)	$106,000	$91,000
	$15,000		$106,000	$91,000

For the three months ended March 31, 2015 and 2014, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2015	March 31, 2014

YMD	0%	16%

MHB	0%	16%

IOA	0%	16%

SAC	100%	30%

DSI	0%	20%

	100%	100%

The total operating expenditures amounted to $472,592 and $255,438, respectively, for the three months ending on March 31, 2015 and 2014. The following table sets forth the Company’s operating expenditure analysis for both periods:

(1)	The Company´s deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. During the three months period ended March 31 2015 the Company received $475 000 from three clients for service to be rendered during the year 2015 and 2016. At March 31 2015 the Company recognized $15 000 of deferred revenue as revenue; leaving accumulated deferred revenue balance of $922 015 (which includes $462 015 of deferred revenue received during the years ended December 31 2014 and 2013.)

	March 31, 2015	March 31, 2014	Change

General and administrative expenses	$84,235	$53,265	$30,970
Salaries	269,901	164,935	104,966
Professional services	115,704	36,767	78,937
Depreciation	2,752	471	2,281
Total operating expenses	$472,592	$255,438	$217,154

The net losses from operations for the three months ended March 31, 2015 and 2014 were $457,592 and $149,438, respectively.

The Company´s other income and (expenses) for the three months ended March 31, 2015 and March 31, 2014 were $(338,228) and $(163,685), respectively.

	March 31, 2015	March 31, 2014	Change

Interest expense	$(57,625)	$(158,196)	$100,571
Finance charges	(93,226)	-	(93,226)
Amortization of debt discount	(130,772)	(5,489)	(125,283)
Loss on derivative liability	(92,856)	-	(92,856)
Gain on conversion of notes	36,073	-	36,073
Exchange rate loss	178	-	178
Total income (expense)	$(338,228)	$(163,685)	$(174,543)

The net losses for the three months ended March 31, 2015 and 2014 were $795,820 and $313,123, respectively.

The Company had 79,322,025 and 31,339,679 shares issued and outstanding at March 31, 2015 and March 31, 2014 respectively. The weighted average number of shares for the three months ended March 31, 2015 and March 31, 2014 was 48,357,432 and 31,090,179 respectively. The loss per share for both periods was $(0.02) and $(0.01) respectively.

LIQUIDITY AND CAPITAL RESERVES

Our audited financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company had a loss of $795,820 for the three months ended March 31, 2015, of which $338,228 was due to other income and expenses as per the following table:

March 31, 2015

Interest expense	$(57,625)
Finance charges	(93,226)
Amortization of debt discount	(130,772)
Loss on derivative liability	(92,856)
Gain on conversion of notes	36,073
Exchange rate loss	178
Total income (expense)	$(338,228)

The Company had $1,979 in cash; net cash provided by operations of $28,589 for the three months period ended March 31, 2015; working capital deficit of $2,853,770 and stockholders´ deficit of $4,422,739 as of March 31, 2015.

These factors raise doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company expects to use its working capital to implement a marketing program to increase awareness of its business model, which includes, but is not limited to, acquisition of private companies, with the intention of taking those companies public in the United States and possibly dual listing those entities abroad. In the event that operating cash flows are slowed or non-existent, the Company plans to reduce overheads wherever possible.

Depending upon market conditions, the Company may not be successful in raising sufficient additional capital to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected hence there is a substantial doubt about the Company’s ability to continue as a going concern.

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

FUTURE PLANS

We currently have 17 live clients under contract, two of which were signed in April 2015, that either are seeking a listing on a recognized Stock Exchange or are seeking funding for acquisition and growth:

1	Arrow Cars International Inc
2	Regis Card Group Limited
3	Scorpion Performance (BTI)
4	Medinas Holdings BV
5	Your MD
6	Precious Cells International Limited
7	Duo World Inc
8	VT Hydrocarbon Holdings (Pte.)
9	AuthentaTrade Inc
10	ATC Enterprises DMCC
11	Unii Limited
12	Magpie Investment Holdings Ltd
13	Energy Equity Resources (Norway) Limited
14	Scandinavian AgriTex Co. Limited
15	McArthurs Resources LLC
16	Tam Mining Limited
17	Sunset Pacific Petroleum International Ltd

MILESTONES FOR 2015 /2016:

Our specific plan of operations and milestones through May 2016 are as follows:

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

1) DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the company allowing us a license to trade in the area. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

2) OPEN AN OFFICE IN THE US.

During 2015, we intend to open an office on the East coast of the USA in order to substantially expand our network of introducers to new business and also professionals and consultants.

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

6) DUAL LISTING DUBAI

During 2015 or the early part of 2016, when this option becomes feasible, we intend to try to become one of the first foreign companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

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

At March 31, 2015, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2015, the Company issued 1,600,000 shares of restricted common stock at $.0065 per share to JMJ Financial upon conversion of debt valued at $10,400.

On January 12, 2015, the Company issued 639,403 shares of restricted common stock at $.0050 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $3,197.02.

On January 21, 2015, the Company issued 2,287,582 shares of restricted common stock at $.0057 per share to Adar Bay LLC upon conversion of debt valued at $13,039.22.

On January 21, 2015, the Company issued 1,056,986 shares of restricted common stock at $.0057 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $6,024.82.

On January 21, 2015, the Company issued 1,680,000 shares of restricted common stock at $.0057 per share to JMJ Financial upon conversion of debt valued at $9,576.

On February 10, 2015, the Company issued 1,809,000 shares of restricted common stock at $.0026 per share to JMJ Financial upon conversion of debt valued at $4,703.40.

On February 12, 2015, the Company issued 1,636,958 shares of restricted common stock at $.0067 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $10,967.62.

On February 25, 2015, the Company issued 2,318,841 shares of restricted common stock at $.0027 per share to Adar Bay LLC upon conversion of debt valued at $6,260.87.

On February 26, 2015, the Company issued 1,800,000 shares of restricted common stock at $.0035 per share to JMJ Financial upon conversion of debt valued at $6,300.

On March 12, 2015, the Company issued 2,391,304 shares of restricted common stock at $.0030 per share to Adar Bay LLC upon conversion of debt valued at $7,173.91.

On March 13, 2015, the Company issued 1,808,000 shares of restricted common stock at $.0038 per share to JMJ Financial upon conversion of debt valued at $6,870.40.

On March 16, 2015, the Company issued 2,532,051 shares of restricted common stock at $.0040 per share to Adar Bay LLC upon conversion of debt valued at $10,128.21.

On March 17, 2015, the Company issued 1,669,013 shares of restricted common stock at $.0032 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $5,340.84.

On March 18, 2015, the Company issued 2,660,256 shares of restricted common stock at $.0040 per share to Adar Bay LLC upon conversion of debt valued at $10,641.03.

On March 23, 2015, the Company issued 1,807,000 shares of restricted common stock at $.0024 per share to JMJ Financial upon conversion of debt valued at $4,336.80.

On March 23, 2015, the Company issued 3,100,000 shares of restricted common stock at $.0024 per share to Adar Bay LLC upon conversion of debt valued at $7,440.

On March 25, 2015, the Company issued 2,974,430 shares of restricted common stock at $.0042 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $12,492.61.

On March 26, 2015, the Company issued 3,466,667 shares of restricted common stock at $.0038 per share to Adar Bay LLC upon conversion of debt valued at $13,173.33.

On March 30, 2015, the Company issued 3,033,333 shares of restricted common stock at $.0029 per share to Adar Bay LLC upon conversion of debt valued at $8,796.67.

On March 31, 2015, the Company issued 2,780,053 shares of restricted common stock at $.0026 per share to Adar Bay LLC upon conversion of debt valued at $7,228.14.

On April 14, 2015, the Company issued 3,958,000 shares of restricted common stock at $.0025 per share to JMJ Financial upon conversion of debt valued at $9,895.

On April 15, 2015, the Company issued 3,923,747 shares of restricted common stock at $.0028 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $10,986.49.

On April 23, 2015, the Company issued 3,957,000 shares of restricted common stock at $.0023 per share to JMJ Financial upon conversion of debt valued at $9,101.10.

On April 24, 2015, the Company issued 3,923,151 shares of restricted common stock at $.0033 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $12,946.40.

On May 5, 2015, the Company issued 3,925,458 shares of restricted common stock at $.0017 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $6,673.28.

On May 11, 2015, the Company issued 3,956,000 shares of restricted common stock at $.0024 per share to JMJ Financial upon conversion of debt valued at $9,494.40.

On May 11, 2015, the Company issued 4,881,822 shares of restricted common stock at $.0024 per share to LG Capital LLC upon conversion of debt and accrued interest valued at $11,716.52.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: May 14, 2015	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

