Form 10-Q
period 2015-06-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2015-08-12
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2015, there were 482,340,750 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2015

(Unaudited)

3

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$734	$19,026
Accounts receivable	2,520	2,520
Prepaids	31,667	6,248
Other current assets	6,744	9,481
Loans receivable	10,825	10,825
Total current assets	52,490	48,100

Investments, cost	868,500	3,000

Fixed assets, net	25,751	30,224

Total assets	$946,741	$81,324

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$303,249	$114,191
Accounts payable - related parties	478,162	360,984
Deferred revenue	707,015	462,015
Loans payable - related parties	101,517	58,595
Accrued interest	845,446	657,918
Loans payable	551,796	440,018
Converitble notes payable - net of unamortized discount of $4,170 and $87,064, respectively	14,519	79,936
Embedded conversion option derivative liabilities	79,148	301,937
Convertible loan payable - related party - net of unamortized discount of $135,196 and $0 respectively	166,793	-
Embedded conversion option derivative liabilities - related party notes	652,153	-
Total current liabilities	3,899,798	2,475,594

Long term liabilities
Convertible loan payable - related party - net of unamortized discount of $0 and $268,189, respectively	-	33,800
Embedded conversion option derivative liabilities - related party notes	-	393,510
Total liabilities	3,899,798	2,902,904

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized; 0 and 1,983,332 issued and outstanding, respectively.	-	1,020,000

Commitments and contingencies (Note 7)

Stockholders’ Deficit

Common stock: 500,000,000 shares authorized; $0.001 par value 154,577,729 and 36,271,148 shares issued and outstanding, respectively.	154,578	36,271
Additional paid in capital	4,667,180	3,472,904
Stock payable	82,850	82,850
Accumulated deficit	(7,857,665)	(7,434,650)
Other comprehensive gain	-	1,045
Total stockholders’ deficit	(2,953,057)	(3,841,580)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$946,741	$81,324

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statement of Operations

For the three and six months ended June 30, 2015 and June 30, 2014 (Unaudited)

	For the three months ended,		For the six months ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$1,140,500	$55,000	$1,155,500	$161,000

General and administrative expenses	52,209	53,633	136,443	106,899
Salaries	222,698	222,783	492,596	387,718
Professional services	89,755	63,665	205,458	100,433
Depreciation	2,829	506	5,581	977
Total operating expenses	367,491	340,587	840,078	596,027

Net income / (loss) from operations	773,009	(285,587)	315,422	(435,027)

Other income (expense):
Interest expense	(147,050)	(184,147)	(204,676)	(342,343)
Finance Charges	(18,553)	-	(111,779)	-
Amortization of debt discount	(85,115)	(59,896)	(215,887)	(65,385)
Gain on settlement of liabilities	-	16,560	-	16,560
Gain (Loss) on derivative liability	(227,000)	(226,023)	(319,857)	(226,023)
Gain (Loss) on conversion of notes	25,713	-	61,787	-
Gain on debt extinguishment	52,314	-	52,314	-
Exchange rate loss	(516)	(153)	(340)	(153)
Total other income (expense)	(400,207)	(453,659)	(738,438)	(617,344)

Net income (loss)	$372,802	$(739,246)	$(423,016)	$(1,052,371)

Weighted average number of common shares outstanding - basic	109,248,167	31,650,948	78,971,006	31,526,843
Weighted average number of common shares outstanding - dilutive	685,879,235	31,650,948	78,971,006	31,526,843

Net income (loss) per common share - basic	$0.003	$(0.023)	$(0.005)	$(0.033)
Net income (loss) per common share - dilutive	0.001	(0.023)	(0.005)	(0.033)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the six months period ended June 30, 2015 and June 30, 2014 (Unaudited)

	For the six months ended,
	June 30, 2015	June 30, 2014

Cash flows from operating activities
Net loss	$(423,016)	$(1,052,371)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	5,581	977
Common stock issued for services rendered	-	8,250
Gain on conversion of notes	(61,787)	-
Common stock issued for interest	-	65,785
Securities received as payment for services	(865,500)	-
Loss on derivate liability - Notes payable	319,857	226,023
Gain on settlement of debt	-	(16,560)
Gain on debt extinguishment	(52,314)	-
Amortization of debt discount	215,887	65,385
Finance Charges	111,779	-

Changes in operating assets and liabilities:
Prepaids	(25,417)	14,945
Accrued interest	204,677	276,558
Accounts payable and accrued liabilities	189,760	24,168
Accounts payable - related parties	117,178	164,342
Deferred revenue	245,000	(31,000)
Other current assets	2,736	-

Net cash used in operating activities:	(15,579)	(253,498)

Cash Flows used in investing activities:
Office furniture and equiment, net	(1,108)	-

Net cash used in investing activities	(1,108)	-

Cash flows from financing activities:
Proceeds from loans - related parties	42,922	700
Proceeds for notes payable	-	208,000
Repayment of notes payable	(43,482)	-

Net cash (used in) provided by financing activities	(560)	208,700

Net decrease in cash	(17,247)	(44,798)

Effect of Exchange Rates on Cash	(1,045)	-

Cash at Beginning of Period	19,026	48,856

Cash at End of Period	$734	$4,058

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into shares	$121,979	$32,500
Debt discount recorded on notes payable	$-	$308,000
Accounts payable settled in shares	$-	$8,250

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2014. The interim results for the period ended June 30, 2015 are not necessarily indicative of results for the full fiscal year.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $423,016 and net cash used in operations of $(15,579) for the six months ended June 30, 2015; and a working capital deficit of $3,847,308 and stockholders´ deficit of $2,953,057 as of June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company expects to expend funds to implement a marketing program to increase awareness of its business model, which includes, but is not limited to, acquisition of private companies, with the intention of taking those companies public on recognized stock exchanges around the global and possibly dual listing some of our clients on foreign stock exchanges. In the event that operating cash flows are slowed or nonexistent, the Company plans to reduce its overhead wherever possible.

Depending upon market conditions, the Company may not be successful in raising sufficient additional capital to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected; hence there is substantial doubt about the Company’s ability to continue as a going concern.

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

Notes to Consolidated Financial Statements

June 30, 2015

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying financial statements include allowance for doubtful accounts and loans, estimates of fair value of securities received for services, depreciation of fixed assets, derivative valuations and equity valuations for non-cash transactions.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and at December 31, 2014, respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S.dollars. The functional currency of the Company’s Dubai subsidiary is the Dirham (AED). All foreign currency balances and transactions are translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Since the AED is tagged to the U.S.dollar, translation gains and losses are always de minimis, therefore a statement of comprehensive income (loss) is not presented. Gains and losses resulting from foreign currency transactions are included in the statement of operations.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

For the three and six months ended June 30, 2015 and for the year ended December 31, 2014, our functional and operational currency was the US Dollar.

Investments

(A) Classification of Securities

Marketable Securities

At the time of the acquisition, a marketable security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

Any un-realized gains and losses are reported as a component of other comprehensive income (loss). Realized gains (losses) are computed on a specific identification basis and are reflected in the statement of operations.

Cost Method Investments

Securities that are not classified as marketable securities are accounted for under the cost method. These securities are recorded at their original cost basis and are subject to impairment testing.

At June 30, 2013, the Company had investments in securities of two different Companies, having a cost of $163,000 that was treated as a cost method investment. The value of the cost method investment pertains to the receipt of 9.2% of the common stock in a private company in which the best evidence of value was the services rendered and a further 9.86% of the common stock in another private company in which the best evidence of value was the services rendered.

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

At December 31, 2014, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of one of the investments; hence the Company impaired $2,000 of the investments.

On April 28, 2015, the Company received 3,460,000 common shares from a private company and client having a fair market value of $865,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 9.09% of the common stock in a private company in which the best evidence of value was the last available price at which shares were sold in a private placement. On April 28, 2015, the Company received 500,000 preferred shares from the same private company and client having a fair market value of $500 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 10% of the preferred stock in this private company in which the best evidence of value was the services rendered.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the six months ended June 30, 2015 and 2014.

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

	06/30/2015	12/31/2014	Useful Life
Furniture and Equipment	$37,203	$36,095	3 to 5 years
Accumulated depreciation	$(11,452)	$(5,871)

Net fixed assets	$25,751	$30,224

Depreciation expense for the six months ended June 30, 2015 and June 30, 2014, was $5,581and $977 respectively.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records any “beneficial conversion feature” (“BCF”) intrinsic value as additional paid in capital and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

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

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Original issue discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Valuation of Derivative Instruments

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss as gain (loss) on derivatives.

Revenue Recognition

We recognize revenue from the services we provide in accordance with ASC Topic 605, Revenue Recognition. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned, which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenue as the services are performed either on pro rata basis or on stage of completion basis.

We also receive securities from customers as a result of professional services provided. We recognize and measure these non-cash securities at fair value of the securities received.

All revenues are generated from customers whose operations are based outside of the United states.

At June 30, 2015 and December 31, 2014, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2015	December 31, 2014

ACI	100%	100%

For the six months ended June 30, 2015 and 2014, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2015	June 30, 2014

STV	0%	15.53%
PCI	0%	18.63%
YMD	0%	15.53%
IOA	0%	15.53%
SAC	1.30%	34.78%
TAM	5.19%	0%
EER	2.60%	0%
MGP	5.19%	0%
UNI	3.46%	0%
DUO	82.26%	0%
	100%	100%

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

During the six months ended June 30, 2015, the Company received $865,500 in equity securities in a private company in exchange for services performed. The valuation was based on 3,460,000 common shares valued at $0.25 per share based on a contemporaneous private placement of the customer’s shares and 500,000 preferred shares valued at $0.001 per share.

The Company currently holds the following common equity securities in private and also reporting companies:

Company	No. Shares	Status
M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	400,000	Private Company
Duo World Inc.	3,460,000	Private Company
	13,560,000

The Company currently holds the following preferred equity securities:

Company	No. Shares	Status
Duo World Inc.	500,000	Private Company
	500,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. As at June 30, 2015, the Company recognized $275,000 of deferred revenue as revenue; leaving the deferred revenue balance of $707,015 (which includes $360,000 of deferred revenue received during the years ended 2013 and 2014).

Share-based payments

The Company recognizes all forms of share-based payments to employees, including stock option grants, warrants and restricted stock grants at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable as of the measurement date. Amounts received prior to the measurement date are adjusted to fair value at each reporting period until a measurement date is achieved. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

When computing fair value, the Company considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the share based payment in effect at the time of the grant.

●	The expected term is developed by management estimate.

●	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.

●	The expected volatility is based on management estimates which are based upon our historical volatility.

●	The forfeiture rate is based on historical experience

Earnings per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common stock equivalents include embedded conversion options convertible into 576,631,068 common shares available to our convertible note holders, which, if exercised, maybe dilutive.

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

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2015	December 31, 2014

Level 1 – Cash	$734	$19,026
Level 3 – Non-Marketable Securities	868,500	3,000
Level 3 – Derivative liabilities	(731,301)	(695,447)

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

Changes in Level 3 assets measured at fair value, for the six months ended June 30, 2015 and the year ended December 31, 2014, were as follows:

Balance, December 31, 2014	$3,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	865,500
Impairment loss	-
Balance, June 30, 2015	$868,500

Derivative liabilities — These instruments result from certain of our notes which are convertible based on a discount to the market value of our common stock. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the six months ended June 30, 2015.

Balance, December 31, 2014	$695,447
Initial derivatives recorded from 1/1/15 to 6/30/15	-
Changes in fair value from 1/1/15 to 6/30/15	319,857
Reduction of derivative from debt conversions or paybacks	(284,003)
Reclassifications to/from APIC for change in status	-
Balance, June 30, 2015	$731,301

Loans Receivable

On March 22, 2013 the Company granted a loan to a third party, Dreamscapes Properties International Inc. The principal amount loaned was $6,000, the agreed interest rate was 5% per annum and the loan would have to be repaid no later than one year from the date that the loan was granted. This loan is currently in default. The Company plans to speak to Dreamscapes Properties International Inc. with a view to discuss a payment plan over the next 6 months.

In October 2014, the Company granted a loan to another third party. The principal amount loaned was $4,825. It was agreed that no interest would be paid and that the loan would have to be repaid no later than one year from the date that the loan was granted.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements other than discussed below:

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet.

Note 5 - Debt

(A) Accounts payable – related parties

The following table represents the accounts payable to related parties as of June 30, 2015 and December 31, 2014, respectively:

	6/30/2015	12/31/2014
Salaries	$451,428	$353,913
Expenses	26,734	7,071
	$478,162	$360,984

As discussed in note No. 5(C), the Company converted $324,475 of related party accounts payable into a convertible loan during the year ended December 31, 2013.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

(B) Related party – short term loans payable

The Company received loans from its officers and directors. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of June 30, 2015 and as of December 31, 2014, respectively:

Loans payable – related party – December 31, 2014	$58,595
Proceeds from loans	42,922
Repayments	-
Loans payable – related party – June 30, 2015	$101,517

(C) Related party – short term convertible notes

The Company had accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2012, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted these amounts to Convertible Loans Payable. These amounts had a term of two years from March 31, 2013 and were repayable on demand having accrued interest at 10% on the loan period. The agreements also gave an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

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

During the six months ending on June 30, 2015, a total interest of $15,183 was accrued and a total of $132,993 debt discount was amortized leaving an unamortized balance of $135,196. The fair value of derivative liability as on June 30, 2015 is recorded at $652,153, thereby recognizing a net loss on derivative liability for the six months ending on June 30, 2015 of $258,643.

The principal balance outstanding of the loan payable account (net of unamortized debt discount of $135,196) as at June 30, 2015 is $166,793.

(D) Notes payable

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at June 30, 2015 is $106,196.

Loan granted in 2013	$120,420
Interest accrued in 2013	56,196
Balance at December 31, 2013	$176,616

Interest accrued in 2014	50,000
Balance at December 31, 2014	$226,616

Interest accrued in 2015	-
Balance at June 30, 2015	$226,616

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014. This loan is currently in default. At June 30, 2015, our Company and the note holder are in dispute regarding the interest that is effectively payable. Also, the note holder received the 1,600,000 shares of Direct Security Integration Inc. that were pledged in a private company and the note holder is currently trying to sell these shares. The shares pledged formed part of the assets of our company. Total accrued interest and a monitoring fee payable as at June 30, 2015 is $609,775 and $111,778, respectively.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2013	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	111,778
Interest accrued in 2015	179,976
Balance at June 30, 2015	$1,041,151

(E) Convertible notes and derivative liability

We have evaluated the terms and conditions of the notes. Because the economic characteristics and risks of the equity linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The accounting treatment of derivative financial instruments requires that the Company record the initial fair value of the derivative first by allocating the fair value of the embedded derivative as a reduction to the face value of the debt recorded as a contra liability or debt discount to be accreted over the term of the note. On each reporting date, the fair value of the embedded derivative is calculated with changes in value recorded to other income (expense).

●	LG Capital LLC:

On May 1, 2014, the Company issued a $100,000 convertible promissory note (the “LG Note”) to LG Capital Funding, LLC, a New York limited liability company (the “Lender”). The LG Note provided up to an aggregate of $100,000 in gross proceeds. The LG Note matured on May 1, 2015, having accrued interest of 8% and was convertible into shares of common stock any time 180 days after May 1, 2014, at a conversion price equal to 60% of lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares were traded or any exchange upon which the Common Stock might be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion was received by the Company. Accrued interest was paid back in shares of common stock at the discretion of the Lender pursuant to the conversion terms above. The first LG Note may be prepaid within 180 days with penalty. The note may not be prepaid after the 180th day.

The principal amount of $50,000 under the second note was to be received by the Company no later than January 1, 2015. All principal under this Note was due and payable no later than July 1, 2015. This Full Recourse Note would have accrued simple interest at the rate of 8%. On December 19, 2014 the noteholder decided not to lend any further amounts against the second note, so this amount was not received by the company. As such the second note and corresponding subscription receivable was cancelled during the year ended December 31, 2014.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

The fair value of the derivative liability as at June 30, 2015, was determined using the Black Scholes option pricing model with a quoted market price of $0.0015 per share, a conversion price of $0.00063 per share, expected volatility of 199.57%, no expected dividends, a remaining term of 16 days and a risk-free interest rate of 0.010% resulting in a fair value per share of $0.0009 multiplied by the 18,903,861 shares that would be issued if the Note was exercised on the Effective Date.

During the six months ended June 30, 2015, the Company repaid $39,165 in principal and $2,997 of accrued interest by the issuance of 44,472,494 shares of common stock priced between $0.0011 to $0.0067 per share. As a result, a total of $16,575 of debt discount was amortized and $11,193 was recognized as net gain on conversion into stock.

During the six months ending on June 30, 2015, a total interest of $1,394 was accrued and a total of $16,575 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on June 30, 2015 is $16,476, recognizing a net loss on derivative liability for the six months period ending June 30, 2015 of $12,389.

●	Adar Bay LLC:

On May 1, 2014, the Company entered into a Securities Purchase Agreement with Adar Bay, LLC (“Adar Bay”) providing for the purchase of a Convertible Redeemable Note (the “AB Note”) in the aggregate principal amount of $100,000. The AB Note provided up to an aggregate principal amount of $100,000 (with the first note being in the amount of $50,000 and the second note being in the amount of $50,000 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The first of the two notes (the “First Note”) shall be paid for by the Buyer as set forth herein. The second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such that the Second Note may not be converted until it has been paid for in cash.

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

The principal amount of $50,000 under the second note was to be received by the Company no later than January 1, 2015. All principal under this Note would be due and payable no later than July 1, 2015. This Full Recourse Note would have accrued simple interest at the rate of 8%. This amount was not received and as on December 24, 2014 the noteholder decided not to lend any further amounts. As such the second note and corresponding subscription receivable was cancelled during the year ended December 31, 2014.

The fair value of the derivative liability as at June 30, 2015, was nil as this loan was fully converted into shares at the quarter ending on March 31, 2015.

During the six months ended June 30, 2015, the Company repaid $37,000 in principal and $2,855 of accrued interest by the issuance of 24,570,088 shares of common stock priced between $0.0024 to $0.0057 per share. As a result, $14,641was recognized as net gain on conversion into stock.

During the six months ending on June 30, 2015, a total interest of $652 was accrued and a total of $14,421 debt discount was amortized leaving an unamortized balance of $0. The company recognized a net loss on derivative liability during the six months ending on June 30, 2015 of $(157).

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

●	JMJ Financial

On June 12, 2014, the Company issued a $250,000 convertible promissory note (the “JMJ Note”) to JMJ Financial, a Nevada sole proprietorship (the “Lender”). The JMJ Note provides up to an aggregate of $250,000 in gross proceeds. The JMJ Note matures on June 12, 2016, accrues interest of 12% and is convertible into shares of common stock any time after the agreement was signed. The Conversion Price is the lesser of $.30 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Note also contemplated a further 10% discount to market if the shares were not deliverable by Deposits/Withdrawals at Custodian (DWAC). Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. This Note may be prepaid interest free within 90 days with the accrued interest at 12% per annum and the OID proportional to $25,000. The note may not be prepaid after the 91th day. The Company opted to receive only $55,000 of the possible $250,000.

The fair value of the derivative liability as at June 30, 2015, was determined using the Black Scholes option pricing model with a quoted market price of $0.0015, a conversion price of $0.0006, expected volatility of 366.59%, no expected dividends, a remaining term of 11.5 months and a risk-free interest rate of 0.280% resulting in a fair value per share of $0.0014 multiplied by the 43,710,750 shares that would be issued if the Note was exercised on the Effective Date.

During the six months ended June 30, 2015, the Company repaid $39,646 in principal by the issuance of 49,264,000 shares of common stock priced between $0.0010 to $0.0065 per share. As a result, a total of $30,635 of debt discount was amortized and $35,952 was recognized as net gain on conversion into stock.

During the six months ended June 30, 2015, a total debt discount of $30,635 was amortized leaving an unamortized balance of $4,170. The fair value of derivative liability as on June 30, 2015 is recorded at $62,672, thereby recognizing a net loss on derivative liability during the six months ending on June 30, 2015 of $48,982.

●	KMB Worldwide Inc.

The Company entered into Securities Purchase Agreement (the “Agreement”), dated as of September 25, 2014, with KMB Worldwide Inc. On October 2, 2014, the Company received $32,500 from a secured nine month convertible loan signed on September 29, 2014. The loan carried an 8% interest rate and was due on June 29, 2015. The terms of the conversion included a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opted to pay the loan back on or before 180 days, hence not converting the debt into equity, borrower should make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. On March 24, 2015, this note, the 8% per annum accrued interest and 130% premium was fully paid back to the noteholder.

During the six months ended June 30, 2015, a total interest of $10,325 was accrued and a total of $21,259 debt discount was amortized leaving an unamortized balance of $0. The fair value of the derivative liability as on June 30, 2015, was $0 as this loan was fully paid back during the quarter ending on March 31, 2015 and the company recognized a gain of $51,612 on extinguishment of derivative liability balance.

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

June 30, 2015

(Unaudited)

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

The fair value of the derivative liability as at June 30, 2015, was determined using the Black Scholes option pricing model with a quoted market price of $0.0015, a conversion price of $0.0006, expected volatility of 326.01%, no expected dividends, a remaining term of 6 months and a risk-free interest rate of 0.280%, resulting in a fair value per share of $0.0013 multiplied by the 331,840,088 shares that would be issued if the Note was exercised on the Effective Date.

During the six months ended June 30, 2015, a total interest of $9,802 was accrued and a total of $85,858 debt discount was amortized leaving an unamortized balance of $87,281. The fair value of derivative liability as on June 30, 2015 is recorded at $421,019, thereby recognizing a net loss on derivative liability during the six months ending on June 30, 2015 of $166,976.

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

The fair value of the derivative liability as at June 30, 2015, was determined using the Black Scholes option pricing model with a quoted market price of $0.0015, a conversion price of $0.0006, expected volatility of 326.01%, no expected dividends, a remaining term of 6 months and a risk-free interest rate of 0.280%, resulting in a fair value per share of $0.0013 multiplied by the 182,176,369 shares that would be issued if the Note was exercised on the Effective Date.

During the six months ending on June 30, 2015, a total interest of $5,381 was accrued and a total of $47,135 debt discount was amortized leaving an unamortized balance of $47,916. The fair value of derivative liability as on June 30, 2015 is recorded at $231,135, thereby recognizing a net loss on derivative liability during the six months ending on June 30, 2015 of $91,667.

Note 6 - Equity and Stockholders’ Equity

(A) Redeemable Preferred Stock

On November 30, 2011, the Company authorized and designated 5,000,000 Series “A” convertible preferred shares. On November 13, 2012, the Company’s board of directors approved an amendment to the Certificate of Designation; to amend the voting rights and conversion rights of the Company’s Series “A” preferred shares as follows:

●	Voting Rights:10 votes per share (votes along with common stock);

●	Conversion Rights: Each share of Series “A” Preferred is convertible into ten (10) shares of common stock 1 day after the second anniversary of issuance;

●	Dividend Rights: None;

●	Liquidation Rights: None

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Under Regulation S-X, Rule 5-02-28, preferred stock must be classified outside of stockholders’ equity when the stock is:

●	Redeemable at a fixed or determinable price on a fixed or determinable date,

●	Redeemable at the option of the holder, or

●	Redeemable based on conditions outside the control of the issuer.

The Series “A”, convertible preferred stock was redeemable on December 1, 2014 and it was presented on the balance sheets as “Redeemable Preferred Stock” in a manner consistent with temporary equity as at December 31, 2014. There were no other features associated with this class of redeemable preferred stock, which require disclosure. As at December 31, 2014, there were 1,983,332 series A preferred shares issued and outstanding. The carrying amount and redemption amount was $1,020,000 as at December 31, 2014.

On May 19, 2015, the board of directors agreed to the non-redemption and returned the 1,983,332 series “A” preferred shares of the Company to Treasury. Since the preferred shares were vested upon issuance in prior years, the cancellation of these shares was considered a contribution back to the company at zero cost with no gain or loss recognized.

(B) Common Stock

During the six months ended June 30, 2015, the Company issued 118,306,581 common shares valued at their fair value of $292,582 in exchange for conversion of promissory notes and accrued interest of $121,979 and related derivative liabilities of $232,390, thereby recognizing a net gain on conversion of $61,787.

Effective February 16, 2015, the Company amended its Articles of Incorporation (Article 3) to increase the number of shares of common stock which the Company has the authority to issue from 70,000,000 to 500,000,000.

(C) Notes Receivable Common

On May 1, 2014, the Company entered into two Securities Purchase Agreement, one with Adar Bay LLC and the other with LG Capital Inc., each providing for the purchase of Convertible Redeemable Note. The aggregate principal amount of each note was $100,000. The first note from each of the funders (“Buyers”) being in the amount of $50,000 each and the second (the “Second Note”) shall initially be paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such that the Second Note may not be converted until it has been paid for in cash. The amount due under second note is classified as Contra Equity account and presented under the statement of stockholders’ deficit. On December 19, 2014 and December 24, 2014 respectively, the note holders unilaterally decided not to fund these second notes and hence the Second note along with the buyers note stands cancelled leaving $0 balance in notes payable and in the Contra Equity Account as at December 31, 2014.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 7 - Commitments and contingencies

On April 24, 2013, the Company entered into an advertisement contract with Robert Sullivan. The Company is required to pay $30,000 in cash and issue 150,000 shares. During 2013 the Company paid $10,000 in cash, the balance of $20,000 was due within 60 days of the signing of the agreement; this amount is unpaid as at June 30, 2015. The Company has guaranteed a value of $100,000 for its shares at the time of legend removal. At June 30, 2015, the legend is still not removed. The Company has accrued for the shortfall of $77,350 as a stock payable.

On June 4, 2013, the Company secured a twelve month convertible loan for $50,000 with the understanding that the Company will issue 10,000 common restricted shares in lieu of interest. These shares are not issued as of June 30, 2015 and accounted for as Stock Payable. The terms of the conversion will be either a $0.50 conversion price or a 25% discount to market based on an average price calculated on the 10 trading days prior to the conversion date, whichever is the lowest. This loan note was adjusted against and applied against the amount receivable for services rendered by the Company to the note holder on June 4, 2014. At June 30, 2015, the Company has accrued for the $5,500 as a stock payable.

On October 28, 2013, the Company entered into a lease agreement for its head office at Dubai for a period of two years amounting to a rental of $31,850 per annum. This agreement is renewable for a further period of three years at 10% higher than the current rent and same percentage for subsequent years.

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a for a five month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. The Company is currently in litigation, in the courts of Dubai, regarding the Able Foundation loan. The plaintiff, Able Foundation, is requesting a settlement of $300,000 which is the $226,616 currently owed plus an additional $73,384 of damages. On, June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Alsafar & Partners. These legal proceeding are currently ongoing.  The Company intends to vigorously defend the litigation.  At this time, the Company cannot predict the outcome of the litigation.

Note 8 - Subsequent events

On July 1, 2015, the Company issued 5,380,000 shares of restricted common stock valued at a fair value of $0.0015 per share or $8,070 to JMJ Financial upon conversion of $2,421 of debt.

On July 2, 2015, our Company was engaged by a UK based company called Primesite Developments Limited that is seeking to raise capital to exploit the many opportunities in the property development sector. Our mandate is to assist the Company on all aspects of restructuring the company and an IPO on the US OTCQB market.

On July 8, 2015, the Company issued 126,451,613 shares of restricted common stock valued at a fair value of $0.0019 per share or $240,258 to Mr. Peter James Smith upon conversion of $98,000 of debt.

On July 8, 2015, the Company issued 126,451,613 shares of restricted common stock valued at a fair value of $0.0019 per share or $240,258 to Mr. Enzo Taddei upon conversion of $98,000 of debt.

On July 9, 2015, the Company issued 20,500,000 shares of restricted common stock valued at a fair value of $0.0026 per share or $53,300 to JMJ Financial upon conversion of $9,225 of debt and accrued interest.

On July 10, 2015, the Company issued 12,161,491 shares of restricted common stock valued at a fair value of $0.0039 per share or $47,430 to LG Capital LLC upon conversion of $6,932 of debt and accrued interest.

On July 16, 2015, the Company issued 8,649,175 shares of restricted common stock valued at a fair value of $0.0040 per share or $34,597 to LG Capital LLC upon conversion of $4,930 of debt and accrued interest. This was the last note conversion from LG Capital.

On July 22, 2015, the Company issued 20,550,000 shares of restricted common stock valued at a fair value of $0.0054 per share or $110,970 to JMJ Financial upon conversion of $9,247.50 of accrued interest.

On August 6, 2015, the Company issued 7,619,129 shares of restricted common stock valued at a fair value of $0.0049 per share or $37,334 to JMJ Financial upon conversion of $5,333 of accrued interest. This was the last note conversion from JMJ Financial.

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

For the three months ended June 30, 2015 and June 30, 2014:

The Company had revenues amounting to $1,140,500 and $55,000, for the three months ended June 30, 2015 and 2014, respectively.

	June 30, 2015	June 30, 2014

Revenue	$1,140,500	$55,000
	$1,140,500	$55,000

The total revenue for the three months ended June 30, 2015 amounted to $1,140,500. Following is the breakdown of this amount:

a)	$865,500 in equity securities in a private company in exchange for services performed. The valuation was based on 3,460,000 common shares at $0.25 per share and 500,000 preferred shares at $0.001 per share. This is also the main reason for increase in revenue from prior three months ended on June 30, 2014.

b)	$275,000 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

For the three months ended June 30, 2015 and 2014, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2015	June 30, 2014

STV	0%	45.45%
PCI	0%	54.55%
TAM	5.26%	0%
EER	2.63%	0%
MGP	5.26%	0%
UNI	3.51%	0%
DUO	83.34%	0%
	100%	100%

The total operating expenditures amounted to $367,491 and $340,587, for the three months ending on June 30, 2015 and 2014, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2015	June 30, 2014	Change

General and administrative expenses	$52,209	$53,633	$(1,424)
Salaries	222,698	222,783	(85)
Professional services	89,755	63,665	26,090
Depreciation	2,829	506	2,323
Total operating expenses	$367,491	$340,587	$26,904

During the three months ended June 30, 2015, total operating expenses were increased by $26,904 from the previous three months ending on June 30, 2014. The reason for this increase is mainly due to the increase in professional fees paid by the Company on behalf of new clients.

The net income (loss) from operations for the three months ended June 30, 2015 and 2014 were $773,009 and $(285,587), respectively.

The Company’s other income and (expenses) for the three months ended June 30, 2015 and 2014 were $(400,207) and $(453,659), respectively.

	June 30, 2015	June 30, 2014	Changes
Interest expense	$(147,051)	$(184,147)	$37,096
Finance Charges	(18,553)	-	(18,553)
Amortization of debt discount	(85,115)	(59,896)	(25,219)
Gain on settlement of liabilities	-	16,560	(16,560)
Gain (loss) on derivative liability	(227,000)	(226,023)	(977)
Gain (loss) on conversion of notes	25,713	-	25,713
Gain on debt extinguishment	52,314	-	52,314
Exchange rate loss	(516)	(153)	(363)
Total other income (expense)	$(400,207)	$(453,659)	$53,452

Our total other income (expense) decreased mainly due to the decrease in interest expense and increase in gain on conversion of notes and gain on extinguishment of debt. Gain on debt extinguishment includes extinguishment of derivative liability balance amounting to $51,612 relating to early cash settlement of the KMB convertible note. The interest expense decreased due to the fact that a majority of our outstanding convertible notes were converted into common stock of the Company during the three months ending on June 30, 2015, and the fact that there were no new third party loans obtained by the Company during the three months ending on June 30, 2015.

The net income (loss) for the three months ended June 30, 2015 and 2014 were $372,802 and $(739,246), respectively.

The Company had 154,577,729 and 32,005,918 shares issued and outstanding at June 30, 2015 and June 30, 2014 respectively. The weighted average number of shares for the three months ended June 30, 2015 and June 30, 2014 was 109,248,167 and 31,650,948 respectively. The loss per share for both periods was $0.003 and $(0.023) respectively.

For the six months ended June 30, 2015 and June 30, 2014:

The Company had revenues amounting to $1,155,500 and $161,000, for the six months ended June 30, 2015 and 2014, respectively.

	June 30, 2015	June 30, 2014

Revenue	$1,155,500	$161,000
	$1,155,500	$161,000

The total revenue for the six months ended June 30, 2015 amounted to $1,155,500. Following is the breakdown of this amount:

a)	$865,500 in equity securities in a private company in exchange for services performed. The valuation was based on 3,460,000 common shares at $0.25 per share and 500,000 preferred shares at $0.001 per share. This is also the main reason for increase in revenue from prior six months ended on June 30, 2014.

b)	$290,000 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

For the six months ended June 30, 2015 and 2014, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2015	June 30, 2014

STV	0%	15.53%
PCI	0%	18.63%
YMD	0%	15.53%
IOA	0%	15.53%
SAC	1.30%	34.78%
TAM	5.19%	0%
EER	2.60%	0%
MGP	5.19%	0%
UNI	3.46%	0%
DUO	82.26%	0%
	100%	100%

The total operating expenditures amounted to $840,078 and $596,027, for the six months ending on June 30, 2015 and 2014, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2015	June 30, 2014	Change
General and administrative expenses	$136,443	$106,899	$29,544
Salaries	492,596	387,718	104,878
Professional services	205,458	100,433	105,025
Depreciation	5,581	977	4,604
Total operating expenses	$840,078	$596,027	$244,051

Total operating expenses increased by $244,051 as we had more legal and professional fees to pay on behalf of new clients. We also have three more employees which is the reason for an increase in salaries expense. Our general and administrative expenses also increased as a result of our overall growing company structure.

The net income (loss) from operations for the six months ended June 30, 2015 and 2014, were $315,422 and $(435,027), respectively.

The Company´s other income and (expenses) for the six months ended June 30, 2015 and 2014, were $(738,438) and $(617,344), respectively.

	June 30, 2015	June 30, 2014	Change
Interest expense	$(204,676)	$(342,343)	$137,667
Finance charges	(111,779)	-	(111,779)
Amortization of debt discount	(215,887)	(65,385)	(150,502)
Gain (loss) on settlement of liabilities	-	16,560	(16,560)
Gain (loss) on derivative liability	(319,857)	(226,023)	(93,834)
Gain (loss) on conversion of notes	61,787	-	61,787
Gain on debt extinguishment	52,314	-	52,314
Exchange rate loss	(340)	(153)	(187)
Total other income (expense)	$(738,438)	$(617,344)	$(121,094)

Our total other income (expense) increased mainly due to the fact that a larger portion of our convertible notes was converted into our common stock during the six months ended June 30, 2015. There were no such conversions executed during the six months ended on June 30, 2014. These note conversions caused an increase in amortization of debt discount. Loss on derivative liabilities also increased due to the change in fair values of the derivative liabilities at each conversion and reporting date. Gain on debt extinguishment includes extinguishment of derivative liability balance amounting to $51,612 relating to early cash settlement of KMB convertible note. The interest expense decreased due to the fact that we paid back loans in cash and a majority of convertible notes were converted into common stock of the Company. There were no new third party loans obtained by the Company during the six months ended June 30, 2015. Financial charges amounting to $111,779 relates to accrual for Eden Loan monitoring fee as per the contract.

The net loss for the six months ended June 30, 2015 and 2014 were $(423,016) and $(1,052,371), respectively.

The Company had 154,577,729 and 32,005,918 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively. The weighted average number of shares for the six months ended June 30, 2015 and June 30, 2014 was 109,248,167 and 31,526,843 respectively. The loss per share for both periods was $(0.004) and $(0.033), respectively.

LIQUIDITY AND CAPITAL RESERVES

Our financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company had net income from operations of $773,009 and $315,422 for the three and six months ended June 30, 2015, respectively; a total “Other Income (Expenses)” amounting to $(400,207) and $(738,438) for the three and six months ended June 30, 2015, respectively; and net income (loss) of $372,802 and $(423,016) for the three and six months ended June 30, 2015, respectively.

The Company had $734 in cash; net cash used in operations of $(15,579) for the six months ended June 30, 2015; working capital deficit of $3,847,308 and stockholders’ deficit of $2,953,057 as of June 30, 2015.

While the Company receives cash revenues periodically from its current clients, the ability of the Company to continue its operations is dependent on Management’s plans, which may include raising capital through nonconvertible debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

At the date of this filing, the Company has paid off 100% of its discounted convertible loan notes, as follows:

1)	LG Capital LLC: Converted into equity.

2)	Adar Bays LLC: Converted into equity.

3)	KMB Worldwide Inc.: Paid in cash.

4)	JMJ Financial: Converted into equity.

The fact that we now have no more discounted convertible loan notes should allow our common stock to trade in a more orderly manner. Hopefully our common stock price will increase through our organic growth, which should improve our options to source funding through the equity markets, if required.

Depending on achievement of certain milestones and contractual agreements, the Company will be due further cash fees from current clients amounting to $1,547,985.

Also, of the cash fees paid to date, the Company has deferred a total $707,015 from cash fees received from four clients. These deferred cash fees will be reflected on the Company´s income statement once certain milestones and contractual agreements have been completed.

Client Code	Fees due over the life of the executed contracts	Cash fees deferred to date
SCI	$170,000	$-
DUO	80,000	85,000
MHB	235,000	130,000
SAC	190,000	145,000
UNI	752,985	347,015
MAR	60,000	-
SPP	60,000	-
Total	$1,547,985	$707,015

The Company does not intend to obtain any further funding through convertible notes. Management also intends to convert, in due course, all affiliate (Directors and officers) debt into restricted common shares of the Company, thus alleviating the necessity to repay the affiliate debt in cash.

Depending upon market conditions, the Company may not be successful in raising sufficient additional capital to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely, affected, hence, there is a substantial doubt about the Company’s ability to continue as a going concern.

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

It is the Company’s intention to seek additional non-discounted convertible debt financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring. However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

●	The cash fees that we expect to receive from the clients we currently have under contract.

●	Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

●	Receiving non-discounted convertible loans from third party investors.

FUTURE PLANS

We currently have 19 active clients under contract that are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth:

1	Arrow Cars International Inc
2	Regis Card Group Limited
3	Scorpion Performance (BTI)
4	Medinas Holdings BV
5	Your MD
6	Precious Cells International Limited
7	Duo World Inc
8	VT Hydrocarbon Holdings (Pte.)
9	Authenta Trade
10	ATC Enterprises DMCC
11	Unii Limited
12	Magpie Investment Holdings Ltd
13	Energy Equity Resources (Norway) Limited
14	Scandinavian AgriTex Co. Limited
15	Mc Arthurs Resources LLC
16	Tam Mining Limited
17	Sunset Pacific Petroleum International Ltd
18	Primesite Developments Limited
19	Prima Oceanic Dubai FZCO

MILESTONES FOR 2015 /2016:

Our specific plan of operations and milestones through August 2016 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in Asia and Europe:

●	Certain registered investment houses and funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Vienna (Austria).

●	Various investment banks based in Dubai (UAE)

●	Certain Private Banks based in Amsterdam (Holland), Luxembourg (Luxembourg) and Zurich in Switzerland.

●	The Colombo Stock Exchange in Sri Lanka.

●	Various family offices in Dubai (UAE).

We do not have any verbal or written agreements with the firms identified above, as our relationship with each of them has been developed over the past year or so.

We intend to develop relationships with a further six “introducers” to potential new business for the Company before the end of December 2016.

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

During 2015 or early 2016, we intend to open an office on the east coast of the USA in order to substantially expand our network of introducers to new business and also professionals and consultants.

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

6)	EXPAND ITS NEWLY FORMED HUMAN RESOURCES DEPARTMENT IN DUBAI.

In July of 2015, the Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com/) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies management with seasoned professionals if required. We intend to continue expanding this human resources department throughout 2015 and 2016.

7)	DUAL LISTING DUBAI

During 2015 or the early part of 2016, when this option becomes feasible, we intend to try to become one of the first foreign companies to dual list on Dubai NASDAQ; our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to prepare a campaign that will have a maximum effect.

8)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY IN DUBAI

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

9)	EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We intend to take our consultancy service outside of the Middle East and Europe and into Asia and Sri Lanka. We will expand on a “Commission Only” basis for the individuals or companies who take on our service to offer to their clients. Accountants, lawyers and finance professionals are the target market for overlaying our service into their existing client banks in return for a percentage of fees received. We also intend to add at least two new members to our administration team during the next 12 months.

10)	ROAD SHOWS

We will continue the “Road shows” in Dubai with the support of the Dubai NASDAQ for companies already listed in Sri Lanka and other parts of Asia who could be seeking a dual listing in Dubai to provide liquidity and more capital raising options. We have commenced initial conversations with a brokerage house in Sri Lanka to look at the clients they have that would be suitable for the Dubai market. We will initially invite management of selected companies to Dubai for a two day event in conjunction with Nasdaq Dubai and a number of leading Investment Institutions. The anticipated cost of this is to be met by the prospective clients themselves and sponsorship from the institutions and Nasdaq Dubai.

11)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

During this year 2015, we intend to cement in the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore. The foundation for this development commenced in 2013 and 2014.

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

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a and for a five month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. The Company is currently in litigation, in the courts of Dubai, regarding the Able Foundation loan. The plaintiff, Able Foundation, is requesting a settlement of $300,000 which is the $226,616 currently owed plus an additional $73,384 of damages. On, June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Alsafar & Partners. These legal proceeding are currently ongoing. The Company intends to vigorously defend the litigation. At this time, the Company cannot predict the outcome of the litigation.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2015, the Company issued 5,380,000 shares of restricted common stock valued at a fair value of $0.0015 per share or $8,070 to JMJ Financial upon conversion of $2,421 of debt.

On July 8, 2015, the Company issued 126,451,613 shares of restricted common stock valued at a fair value of $0.0019 per share or $240,258 to Mr. Peter James Smith upon conversion of $98,000 of debt.

On July 8, 2015, the Company issued 126,451,613 shares of restricted common stock valued at a fair value of $0.0019 per share or $240,258 to Mr. Enzo Taddei upon conversion of $98,000 of debt.

On July 9, 2015, the Company issued 20,500,000 sh.ares of restricted common stock valued at a fair value of $0.0026 per share or $53,300 to JMJ Financial upon conversion of $9,225 of debt and accrued interest.

On July 10, 2015, the Company issued 12,161,491 shares of restricted common stock valued at a fair value of $0.0039 per share or $47,430 to LG Capital LLC upon conversion of $6,932 of debt and accrued interest.

On July 16, 2015, the Company issued 8,649,175 shares of restricted common stock valued at a fair value of $0.0040 per share or $34,597 to LG Capital LLC upon conversion of $4,930 of debt and accrued interest. This was the last note conversion from LG Capital.

On July 22, 2015, the Company issued 20,550,000 shares of restricted common stock valued at a fair value of $0.0054 per share or $110,970 to JMJ Financial upon conversion of $9,247.50 of accrued interest.

On August 6, 2015, the Company issued 7,619,129 shares of restricted common stock valued at a fair value of $0.0049 per share or $37,334 to JMJ Financial upon conversion of $5,333 of accrued interest. This was the last note conversion from JMJ Financial.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933, as amended.

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: August 12, 2015	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

