Form 10-Q
period 2015-09-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2015-11-05
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 4, 2015, there were 772,523,183 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiary

Consolidated Financial Statements

September 30, 2015

(Unaudited)

3

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$1,447	$19,026
Accounts receivable	-	2,520
Prepaids	15,107	6,248
Other current assets	7,982	9,481
Loans receivable	6,000	10,825
Total current assets	30,536	48,100

Investments, cost	1,543,950	3,000

Fixed assets, net	22,916	30,224

Total assets	$1,597,402	$81,324

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$162,282	$114,191
Accounts payable and accrued liabilities - related parties	107,912	360,984
Deferred revenue	500,000	462,015
Loans payable - related parties	5,500	58,595
Accrued interest	324,569	657,918
Loans payable - net of unamortized issue costs and discount of $29,167 and $0, respectively	545,851	440,018
Convertible notes payable - net of unamortized discount of $0 and $87,064, respectively	-	79,936
Embedded conversion option derivative liabilities	-	301,937
Total current liabilities	1,646,114	2,475,594

Long term liabilities
Convertible loan payable - related party - net of unamortized discount of $0 and $268,189, respectively	-	33,800
Embedded conversion option derivative liabilities - related party notes	-	393,510
Total liabilities	$1,646,114	$2,902,904

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized; 0 and 1,983,332 issued and outstanding, respectively.	-	1,020,000

Commitments and contingencies (Note 8)

Stockholders’ Deficit

Common stock: 1,000,000,000 shares authorized; $0.001 par value 771,523,183 and 36,271,148 shares issued and outstanding, respectively.	$771,523	$36,271
Additional paid in capital	6,804,705	3,472,904
Stock payable	-	82,850
Accumulated deficit	(7,624,940)	(7,434,650)
Other comprehensive gain	-	1,045
Total stockholders’ deficit	(48,712)	(3,841,580)

Total liabilities, redeemable preferred stock & stockholders’ deficit	$1,597,402	$81,324

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statement of Operations

For the three and nine months ended September 30, 2015 and September 30, 2014 (Unaudited)

	For the three months ended,		For the nine months ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue - Clients	$1,032,465	$184,000	$2,187,965	$345,000
Revenue - Related party clients	98,000	-	98,000	-
Total revenue	1,130,465	184,000	2,285,965	345,000

General and administrative expenses	61,963	130,263	198,405	237,162
Salaries	278,123	251,657	770,719	639,374
Professional services	101,656	111,215	307,114	211,648
Depreciation	2,835	653	8,416	1,630
Total operating expenses	444,577	493,788	1,284,654	1,089,814

Net income / (loss) from operations	$685,888	$(309,788)	$1,001,311	$(744,814)

Other income (expense):
Interest expense	(114,930)	(124,524)	(319,606)	(466,866)
Finance Charges	(12,396)	-	(124,175)	-
Amortization of debt discount	(139,367)	(76,604)	(355,253)	(141,989)
Loss on derivative liability	(139,237)	61,003	(459,095)	(165,020)
Loss on conversion of notes	(793,809)	-	(732,022)	-
Gain on settlement of debt	660,578	-	660,578	16,560
Gain on debt extinguishment	94,043	-	146,358	-
Bad debt expense	(7,345)	-	(7,345)	-
Exchange rate loss	(700)	(323)	(1,040)	(476)
Total other income (expense)	$(453,163)	$(140,448)	$(1,191,600)	$(757,791)

Net income (loss)	$232,725	$(450,236)	$(190,289)	$(1,502,605)

Weighted average number of common shares outstanding - basic & dilutive	551,531,231	32,474,668	238,222,071	31,526,843

Net income (loss) per common share - basic & dilutive	$0.0004	$(0.01)	$(0.001)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statement of Cash Flows

For the nine months period ended September 30, 2015 and September 30, 2014 (Unaudited)

	For the nine months ended,
	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net loss	$(190,289)	$(1,502,605)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	8,416	1,630
Common stock issued for services rendered	42,202	186,275
Common stock issued for interest	-	65,785
Securities received as payment for services	(1,540,950)	-
Loss on conversion of notes	732,022	-
Loss on derivate liability - Notes payable	459,095	165,020
Gain on settlement of debt	(660,578)	(16,560)
Gain on debt extinguishment	(146,358)	-
Amortization of debt discount	355,253	141,989
Bad debts	7,345	-
Finance Charges	124,175	-

Changes in operating assets and liabilities:
Prepaids	(8,859)	12,502
Accrued interest	319,683	401,081
Accounts payable and accrued liabilities	193,987	49,598
Accounts payable - related parties	145,005	117,182
Deferred revenue	37,985	213,000
Other current assets	1,500	-

Net cash used in operating activities:	$(120,366)	$(165,103)

Cash Flows used in investing activities:
Office furniture and equiment, net	(1,108)	(24,712)

Net cash used in investing activities	$(1,108)	$(24,712)

Cash flows from financing activities:
Proceeds from loans - related parties	48,422	700
Proceeds from notes payable	100,000	208,000
Repayment of notes payable	(43,482)	(50,500)

Net cash provided by financing activities	$104,940	$158,200

Net decrease in cash	$(16,534)	$(31,615)

Effect of Exchange Rates on Cash	(1,045)	(89)

Cash at Beginning of Period	$19,026	$48,856

Cash at End of Period	$1,447	$17,152

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,981	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into shares	$637,820	$121,819
Debt discount and issuance costs recorded on notes payable	$35,000	$208,000
Accounts payable and accrued salaries settled in shares	$574,359	$186,275

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for a comprehensive presentation of consolidated financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statements presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2014. The interim results for the period ended September 30, 2015 are not necessarily indicative of results for the full fiscal year.

Note 2 - Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010.On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of Global Equity Partners Plc. called GE Professionals DMCC. Global Equity Partners Plc. is the parent company of its 100% subsidiary GE Professionals DMCC (Dubai).

Revenue is generated from business consulting services, introduction fees, and equity participation.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $190,289 and net cash used in operations of $120,366 for the nine months ended September 30, 2015; and a working capital deficit of $1,615,578 and stockholders’ deficit of $48,712 as of September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through non-convertible debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company expects to expend funds to implement a marketing program to increase awareness of its business model, which includes, but is not limited to, acquisition of private companies, with the intention of taking those companies public on recognized stock exchanges around the globe and possibly dual listing some of its clients on foreign stock exchanges. In the event that operating cash flows are slowed or nonexistent, the Company plans to reduce its overhead wherever possible.

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

Notes to the Consolidated Financial Statements

September 30, 2015

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying financial statements include allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation of fixed assets, derivative valuations and valuations for non-cash equity grants.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and at December 31, 2014, respectively; the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s Dubai subsidiary is the Arab Emirates Dirham (AED).All foreign currency balances and transactions are translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).“Since the AED is tagged to the U.S. dollar, translation gains and losses are always de minimis, therefore a statement of comprehensive income (loss) is not presented. Gains and losses resulting from foreign currency transactions are included in the statement of operations.

For the three and nine months ended September 30, 2015 and for the year ended December 31, 2014, our functional and operational currency was the U.S. Dollar.

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

Any unrealized gains and losses are reported as a component of other comprehensive income (loss). Realized gains (losses) are computed on a specific identification basis and are reflected in the statement of operations.

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

At June 30, 2013, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of one of the investments; hence, the Company impaired $160,000 of the investments.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

At June 30, 2013, the Company received 2,000,000 shares from a private company and client having a cost of $2,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 8.55% of the common stock in a private company in which the best evidence of value was the services rendered.

At December 31, 2014, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of one of the investments; hence, the Company impaired $2,000 of the investments.

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

On September 24, 2015, the Company received 4,500,000 common shares from a private company and client having a fair market value of $675,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 5% of the common stock in a private company in which the best evidence of value was based on the net asset value of the private company. On September 24, 2015, the Company also received 450,000 preferred shares from the same private company and client having a fair market value of $450 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of the preferred stock (10% of 4,500,000 common shares received) in this private company in which the best evidence of value was the services rendered.

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the nine months ended September 30, 2015 and 2014.

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

	09/30/2015	12/31/2014	Useful Life
Furniture and Equipment	$37,203	$36,095	3 to 5 years
Accumulated depreciation	$(14,287)	$(5,871)
Net fixed assets	$22,916	$30,224

Depreciation expense for the nine months ended September 30, 2015 and September 30, 2014, was $8,416and $1,630, respectively.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

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

Debt issue costs and debt discount

The Company may pay debt issue costs, and record financing costs and debt discounts in connection with raising funds through the issuance of debt whether convertible or not. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original issue discount

For certain debt issued whether convertible or not, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Valuation of Derivative Instruments

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2015, the Company had no derivative liability balance.

Revenue Recognition

We recognize revenue from the services we provide in accordance with ASC Topic 605, Revenue Recognition. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned, which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration.

We receive consideration in the form of cash and/or securities.

We recognize cash consideration as revenues as the services are performed either on a pro rata basis or on a stage of completion basis.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

Securities received as consideration are typically earned at a point in time when the specified event occurs and the securities are issued to us. Therefore, we measure and recognize these securities received at fair value on the date of receipt.

All revenues are generated from clients whose operations are based outside of the United States.

At September 30, 2015 and December 31, 2014, the Company had the following concentrations of accounts receivables with customers:

Customer	September 30, 2015	December 31, 2014

ACI	0%	100%

For the nine months ended September 30, 2015 and 2014, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2015	September 30, 2014

STV	0%	7.25%
PCI	0%	8.70%
YMD	0%	7.25%
IOA	0%	7.25%
DSI	0%	24.35%
SAC	2.62%	16.23%
MHB	1.31%	28.99%
TAM	2.62%	0%
EER	1.31%	0%
MGP	2.62%	0%
UNI	8.84%	0%
DUO	43.11%	0%
PDI	33.27%	0%
ALP	4.29%	0%
	100%	100%

During the nine months ended September 30, 2015, the Company received $1,540,950 in equity securities in two private companies in exchange for services performed. The valuation of one company was based on 3,460,000 common shares valued at $0.25 per share, based on a contemporaneous private placement of the customer’s shares and 500,000 preferred shares of the same company valued at $0.001 per share. The valuation of other company was based on 4,500,000 common shares valued at $0.15 per share, based on net asset value of the company and 450,000 preferred shares of the same company valued at $0.001 per share.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

The Company currently holds the following common equity securities in private and also reporting companies:

Company	No. of Shares	Status
M1 Lux AG	2,000,000	Private Company
Monkey Rock Group Inc.	1,500,000	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	Private Company
Arrow Cars International Inc.	3,000,000	Reporting Company – OTC
Direct Security Integration Inc.	400,000	Private Company
Duo World Inc.	3,460,000	Private Company
Primesite Developments Inc.	4,500,000	Private Company
	18,060,000

The Company currently holds the following preferred equity securities:

Company	No. of Shares	Status
Duo World Inc.	500,000	Private Company
Primesite Developments Inc.	450,000	Private Company
	950,000

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. During the nine months ending on September 30, 2015, the Company further recognized $783,000 as deferred revenue, making total deferred revenue balance of $1,245,015.As at September 30, 2015, the Company recognized $745,015 of deferred revenue as revenue, leaving the deferred revenue balance of $500,000 (which includes $250,000 of deferred revenue received during the years ended 2013 and 2014.)

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

When computing fair value, the Company considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the share based payment in effect at the time of the grant.

●	The expected term is developed by management estimate.

●	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.

●	The expected volatility is based on management estimates which are based upon our historical volatility.

●	The forfeiture rate is based on historical experience.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

The carrying amounts reported in the balance sheet for prepaid expenses, accounts receivable, accounts payable, accounts payable to related parties and loans payable to related parties, approximate fair value are based on the short-term nature of these instruments.

The Company has assets and liabilities measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of operations.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2015	December 31, 2014

Level 1 – Cash	$1,447	$19,026
Level 3 – Non-Marketable Securities	1,543,950	3,000
Level 3 – Derivative liabilities	-	(695,447)

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

Non-Marketable Securities at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis. The level 3 position consist of investments accounted for under the cost method. The Level 3 position consists of investments in equity securities held in private companies.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2015 and the year ended December 31, 2014, were as follows:

Balance, December 31, 2014	$3,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	1,540,950
Impairment loss	-
Balance, September 30, 2015	$1,543,950

Derivative liabilities — These instruments result from certain of our notes which are convertible based on a discount to the market value of our common stock. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the nine months ended September 30, 2015.

Balance, December 31, 2014	$695,447
Initial derivatives recorded from 1/1/15 to 9/30/15	-
Changes in fair value from 1/1/15 to 9/30/15	459,095
Reduction of derivative from debt conversions or paybacks	(1,154,542)
Reclassifications to/from APIC for the change in status	-
Balance, September 30, 2015	$-

Loans Receivable

On March 22, 2013, the Company granted a loan to a third party, Dreamscapes Properties International Inc. The principal amount loaned was $6,000, the agreed interest rate was 5% per annum and the loan would have to be repaid no later than one year from the date that the loan was granted. This loan is currently in default. The Company has spoken to Dreamscapes Properties International Inc. about a payment plan over the next 3 months and has received a positive response.

In October 2014, the Company granted a loan to another third party. The principal amount loaned was $4,825.It was agreed that no interest would be paid and that the loan would have to be repaid no later than one year from the date that the loan was granted. During the nine months ended September 30, 2015, the company wrote off $4,825 as it was deemed uncollectible.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements other than discussed below:

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03,“Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 5 – Debt & Accounts Payables

(A) Accounts payable and accrued liabilities

The following table represents breakdown of accounts payable as of September 30, 2015 and December 31, 2014, respectively:

	9/30/2015	12/31/2014
Accrued salaries and benefits	$40,045	$13,658
Other payables & accrued liabilities	122,237	100,533
	$162,282	$114,191

On September 9, 2015, one of the employees of the Company decided to convert his accrued salary and bonus balance to the common shares of the Company at $0.01 per share. As a result of this conversion, the Company issued 5,500,000 common shares having a fair value of $0.014 per share or $77,000 to the employee for his accrued salary and bonus of $55,000. The $22,000 loss has been recorded on the income statement as a loss on conversion of notes.

On September 10, 2015, another employee of the Company decided to convert his accrued salary and bonus balance to the common shares of the Company at $0.00735 per share. As a result of this conversion, the Company issued 10,749,000 common shares having a fair value of $0.0127 per share or $136,512 to the employee for his accrued salary and bonus of $79,000. The $57,512 loss has been recorded on the income statement as a loss on conversion of notes.

(B) Accounts payable and accrued liabilities – related parties

The following table represents the accounts payable to related parties as of September 30, 2015 and December 31, 2014, respectively:

	9/30/2015	12/31/2014
Salaries	$91,180	$353,913
Expenses	16,732	7,071
	$107,912	$360,984

On August 27, 2015, all of the officers and directors of the Company decided to convert their accrued salaries balance amounting to $398,156 to the common shares of the Company at $0.0025 per share which is 50% of the average 20 days closing price prior to the conversion. As a result of this conversion, the Company issued 69,076,922 common shares at $0.0025 per share having a fair value of $0.0064 per share or $442,092 to Mr. Enzo Taddei for his accrued salary balance of $173,901, issued 42,127,492 common shares at $0.0025 per share having a fair value of $0.0064 per share or $269,616 to Mr. Peter Smith for his accrued salary balance of $106,056, and issued 46,951,071 common shares at $0.0025 per share having a fair value of $0.0064 per share or $300,487 to Mr. Patrick Dolan for his accrued salary balance of $118,199. The total aggregate loss amounted to $614,039 and is stated on the income statement under loss on conversion of notes.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

(C) Related party – short term loans payable

The Company received loans from two of its officers and directors. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of September 30, 2015:

Loans payable – related party – December 31, 2014	$58,595
Proceeds from loans	48,422
Repayments	-
Converted to common stock	(101,517)
Loans payable – related party – September 30, 2015	$5,500

On August 27, 2015, both of the officers and directors of the Company decided to convert their short term loans payable balance amounting to $101,517 to the common shares of the Company at $0.0025 per share which is 50% of the average 20 days closing price prior to the conversion. As a result of this conversion, the Company issued 11,776,756 common shares at $0.0025 per share having a fair value of $0.0064 per share or $75,371 to Mr. Enzo Taddei for his loan payable balance of $29,648 and issued 28,547,822 common shares at $0.0025 per share having a fair value of $0.0064 per share or $182,706 to Mr. Peter Smith for his loan payable balance of $71,869. The total aggregate loss amounted to $156,560 and is stated on the income statement under loss on conversion of notes.

(D) Related party – short term convertible notes

The Company had accrued salary to the officers and directors of the Company based on the terms of the employment agreements entered into with each officer. As at December 31, 2012, $209,475 was due to the Chief Executive Officer and $115,000 was due to the Chief Financial Officer. During the quarter ended March 31, 2013, the Company converted these amounts to Convertible Loans Payable. These amounts had a term of two years from March 31, 2013 and were payable on demand having accrued interest at 10% on the loan period. The agreements also gave an option to the officers of the Company to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

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

During the nine months ended September 30, 2015, the Company converted the full amount of convertible loans outstanding to its officers and directors into its common stock which makes the outstanding convertible loan payable of $0 as at September 30, 2015.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

During the nine months ended September 30, 2015, total interest of $17,297 was accrued and a total of $268,190 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on September 30, 2015 is $0, as the debt was fully converted into shares, thereby recognizing a net loss on derivative liability for the nine months ending on September 30, 2015 of $206,765.

(E) Notes payable

●	On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at September 30, 2015 is $106,196.

Loan granted in 2013	$120,420
Interest accrued in 2013	56,196
Balance at December 31, 2013	$176,616

Interest accrued in 2014	50,000
Balance at December 31, 2014	$226,616

Interest accrued in 2015	-
Balance at September 30, 2015	$226,616

●	On October 17, 2013, the Company secured a three month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principle plus 5% per month interest on or before January 18, 2014.The note holder received, as a form of guarantee, 1,600,000 shares of Direct Security Integration Inc. and the note holder is currently trying to sell these shares. The shares used as a form of guarantee formed part of the assets of our Company.

●	On September 18, 2015, the Company and the note holder agreed to amend the previous terms of the agreement and both parties agreed on the new terms whereby the company is now liable to pay $500,000 as full and final payment of the October 17, 2013 loan principal, accrued interest and all other related penalties. This repayment will not accrue any further interest or penalties. As a result, the Company has reversed the excess accrued interest and monitoring fee payable amounting to $660,578 recognized as a gain on settlement; leaving the principal loan balance of $319,598 and accrued interest balance $180,402 of as on September 30, 2015.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Excess interest and monitoring fee gain	(660,578)
Balance at September 30, 2015	$500,000

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

●	On August 27, 2015, the Company secured a six month non-convertible loan for$135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs. The interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the nine months ended September 30, 2015, $833 of the debt issuance costs and $5,000 of the debt discount balance was amortized to interest expense, leaving an unamortized issue cost and discount balance of $29,167.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs in 2015	5,833

Balance at September 30, 2015	$105,833
(Net of unamortized discount and issue costs of $29,167)

A summary of all non-convertible notes, net of debt discount, including the accrued interest as depicted in Note 5 e) at September 30, 2015.

	Principal
Notes	(net of debt discount)	Interest	Total payable
October 9, 2013	$120,420	$106,196	$226,616
October 17, 2013	319,598	180,402	500,000
November 26, 2013	-	37,971	37,971
August 27, 2015	105,833	-	105,833

	$545,851	$324,569	$870,420

(F) Convertible notes and derivative liability

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

On May 1, 2014,the Company issued a $100,000 convertible promissory note (the “LG Note”) to LG Capital Funding, LLC, a New York limited liability company (the “Lender”). The LG Note provided up to an aggregate of $100,000 in gross proceeds. The LG Note matured on May 1, 2015, having accrued interest of 8% and was convertible into shares of common stock any time 180 days after May 1, 2014, at a conversion price equal to 60% of lowest daily VWAP of the Common Stock as reported on the National Quotations Bureau OTCQB which the Company’s shares were traded or any exchange upon which the Common Stock might be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion was received by the Company. Accrued interest was paid back in shares of common stock at the discretion of the Lender pursuant to the conversion terms above. The first LG Note may be prepaid within 180 days with penalty. The note may not be prepaid after the 180th day.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

The principal amount of $50,000 under the second note was to be received by the Company no later than January 1, 2015. All principal under this Note was due and payable no later than July 1, 2015. This Full Recourse Note would have accrued simple interest at the rate of 8%. On December 19, 2014 the note holder decided not to lend any further amounts against the second note, so this amount was not received by the company. As such, the second note and corresponding subscription receivable was cancelled during the year ended December 31, 2014.

The fair value of the derivative liability as at September 30, 2015, was nil as this loan was fully converted into shares during the nine months ending on September 30, 2015.

During the nine months ended September 30, 2015, the Company fully repaid $50,000 in principal and $4,024 of accrued interest by the issuance of 65,283,160 shares of common stock priced between $0.0011 and $0.0067per share. As a result, $6,757 was recognized as net gain on conversion into stock.

During the nine months ending on September 30, 2015, total interest of $1,424 was accrued and a total of $16,575 debt discount was amortized leaving an unamortized balance of $0.The company recognized a net gain on derivative liability during the nine months ending on September 30, 2015, of $61,641.As of September 30, 2015, this convertible debt has been fully extinguished.

●	Adar Bay LLC:

On May 1, 2014, the Company entered into a Securities Purchase Agreement with Adar Bay, LLC (“Adar Bay”) providing for the purchase of a Convertible Redeemable Note (the “AB Note”) in the aggregate principal amount of $100,000. The AB Note provided up to an aggregate principal amount of $100,000 (with the first note being in the amount of $50,000 and the second note being in the amount of $50,000 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The first of the two notes (the “First Note”) shall be paid for by the Buyer as set forth herein. The second note (the “Second Note”) shall initially be paid for by the issuance of an offsetting $50,000secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such that the Second Note may not be converted until it has been paid for in cash.

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

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

The principal amount of $50,000 under the second note was to be received by the Company no later than January 1, 2015. All principal under this Note would be due and payable no later than July 1, 2015. This Full Recourse Note would have accrued simple interest at the rate of 8%. This amount was not received and as on December 24, 2014 the note holder decided not to lend any further amounts. As such the second note and corresponding subscription receivable was cancelled during the year ended December 31, 2014.

The fair value of the derivative liability as at September 30, 2015, was nil as this loan was fully converted into shares at the quarter ending on March 31, 2015.

During the nine months ended September 30, 2015, the Company fully repaid $37,000 in principal and $3,171 of accrued interest by the issuance of 24,570,088 shares of common stock priced between $0.0024 and $0.0057 per share. As a result, $14,641was recognized as net gain on conversion into stock.

During the nine months ending on September 30, 2015, total interest of $652 was accrued and a total of $14,421 debt discount was amortized leaving an unamortized balance of $0. The company recognized a net loss on derivative liability during the nine months ending on September 30, 2015 of $(157). As of September 30, 2015, this convertible debt has been fully extinguished.

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

The fair value of the derivative liability as at September 30, 2015, was nil as this loan was fully converted into shares during the nine months ending on September 30, 2015.

During the nine months ended September 30, 2015, the Company fully repaid $47,500 in principal and $18,372 of accrued original issue discount by the issuance of 103,313,129 shares of common stock priced between $0.0010 and $0.0065 per share. As a result, $57,039 was recognized as net gain on conversion into stock.

During the nine months ended September 30, 2015, a total debt discount of $34,805 was amortized leaving an unamortized balance of $0. The company recognized a net gain on derivative liability during the nine months ending on September 30, 2015 of $190,844.As of September 30, 2015, this convertible debt has been fully extinguished.

●	KMB Worldwide Inc.

The Company entered into Securities Purchase Agreement (the “Agreement”), dated as of September 25, 2014, with KMB Worldwide Inc. On October 2, 2014, the Company received $32,500 from a secured nine month convertible loan signed on September 29, 2014. The loan carried an 8% interest rate and was due on June 29, 2015. The terms of the conversion included a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opted to pay the loan back on or before 180 days, hence not converting the debt into equity, borrower should make payment to the holder of an amount in cash equal to 130% of total amount due inclusive of principal and interest accrued. On March 24, 2015, this note, the 8% per annum accrued interest and 130% premium was fully paid back to the note holder.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

During the nine months ended September 30, 2015, total interest of $10,325 was accrued and a total of $21,259 debt discount was amortized leaving an unamortized balance of $0. The fair value of the derivative liability as on September 30, 2015, was $0 as this loan was fully paid back during the quarter ending on March 31, 2015 and the company recognized a gain of $51,613 on extinguishment of derivative liability balance.

●	Peter J. Smith

During the quarter ended March 31, 2013, the Company converted $209,475 of unpaid salary to a Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gave an option to the company´s CEO to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

On November 15, 2014, the board of directors agreed to modify the conversion terms of the loan and extend the term until December 31, 2015. The new conversion terms are now as follows: 50% of the average 10 day closing price prior to the conversion. This modification caused the initial note to be deemed extinguished. The Company has accounted for the corresponding debt discount, derivative liability and gain on extinguishment attached to the note.

During the nine months ending on September 30, 2015, the Company converted full amount of convertible loan outstanding to Mr. Peter Smith into its common stock which makes the outstanding convertible loan payable of $0 as at September 30, 2015.

During the nine months ending on September 30, 2015, total interest of $11,555 was accrued and a total of $173,138 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on September 30, 2015, is recorded at $0 as the debt was fully converted into shares, thereby recognizing a net gain on derivative liability during the nine months ending on September 30, 2015, of $128,481.

●	Enzo Taddei

During the quarter ended March 31, 2013, the Company converted $115,000 of unpaid salary to a Convertible Loan Payable. This amount will be advanced for a term of two years and is repayable on demand and will accrue interest at 10% on the loan period. The agreement also gave an option to the company´s CFO to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

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

During the nine months ending on September 30, 2015, the Company converted full amount of convertible loan outstanding to Mr. Enzo Taddei into its common stock which makes the outstanding convertible loan payable of $0 as at September 30, 2015.

During the nine months ending on September 30, 2015, a total interest of $5,742 was accrued and a total of $95,052 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on September 30, 2015 is recorded at $0 as the debt was fully converted into shares, thereby recognizing a net loss on derivative liability during the nine months ending on September 30, 2015 of $78,284.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 6 - Equity and Stockholders’ Equity (Deficit)

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

The Series “A”, convertible preferred stock was redeemable on December 1, 2014 and it was presented on the balance sheets as “Redeemable Preferred Stock” in a manner consistent with temporary equity as at December 31, 2014. There were no other features associated with this class of redeemable preferred stock, which require disclosure. As at December 31, 2014, there were 1,983,332 series “A” preferred shares issued and outstanding. The carrying amount and redemption amount was $1,020,000 as at December 31, 2014.

On May 19, 2015, the board of directors agreed to the non-redemption and returned the 1,983,332 series “A” preferred shares of the Company to Treasury. Since the preferred shares were vested upon issuance in prior years, the cancellation of these shares was considered a contribution back to the company at zero cost with no gain or loss recognized.

(B) Common Stock

During the nine months ended September 30, 2015, the Company issued 735,252,035 common shares valued at their fair value of $3,047,052 in exchange for conversion of promissory notes, accrued interest, accrued salaries and commission of $1,212,102 and related derivative liabilities of $1,102,928, thereby recognizing a net loss on conversion of $732,022.

Effective February 16, 2015, the Company amended its Articles of Incorporation (Article 3) to increase the number of shares of common stock which the Company has the authority to issue from 70,000,000 to 500,000,000.

Effective August 3, 2015, the Company again amended its Articles of Incorporation (Article 3) to increase the number of shares of common stock available to issue from 500,000,000 to 1,000,000,000.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

(C) Notes Receivable Common

On May 1, 2014, the Company entered into two Securities Purchase Agreements, one with Adar Bay LLC and the other with LG Capital Inc., each providing for the purchase of a Convertible Redeemable Note. The aggregate principal amount of each note was $100,000. The first note from each of the funders (“Buyers”) being in the amount of $50,000 each and the second (the “Second Note”) shall initially be paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such that the Second Note may not be converted until it has been paid for in cash. The amount due under second note is classified as Contra Equity account and presented under the statement of stockholders’ deficit. On December 19, 2014 and December 24, 2014, respectively, the note holders unilaterally decided not to fund these second notes and hence the Second Note, along with the Buyers Note stands cancelled leaving $0 balance in notes payable and in the Contra Equity Account as at December 31, 2014.

Note 7 – Related Party Transactions.

On July 1, 2015, the Company entered into a consultancy agreement valued at $148,000 with a Nevada Corporation that is majority owned by Mr Peter Smith and Mr. Enzo Taddei. At September 30, 2015 we had received a total of $98,000 and this income was recognized as revenue.

Note 8 – Commitments and contingencies

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender. On December 7, 2013, the company agreed to pay an extra 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a for a five month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. The Company is currently in litigation, in the courts of Dubai, regarding the Able Foundation loan. The plaintiff, Able Foundation, is requesting a settlement of $300,000 which is the $226,616 currently owed plus an additional $73,384 of damages (see Note 5(e)). On, June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Alsafar & Partners. These legal proceeding are currently ongoing. The Company intends to vigorously defend the litigation. At this time, the Company cannot predict the outcome of the litigation.

On October 28, 2013, the Company entered into a lease agreement for its head office at Dubai for a period of two years amounting to a rental of $31,850 per annum. On October 7, 2015, the Company renewed its lease agreement for its head office at Dubai for a further period of two years amounting to a rental of $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This agreement is renewable for a further period of one year at 5% higher than the current rent.

Note 9 – Subsequent events

On October 7, 2015, the Company renewed its lease agreement for its head office at Dubai for a further period of two years amounting to a rental of $31,850 per annum for the first year and $35,035 for the second year. This agreement will expire on October 30, 2017 and will be renewable for a further period of one year at 5% higher than the current rent.

On October 7, 2015, the Company employed and appointed Mr. Charles Taylor as Chairman of the Board of Directors under a renewable employment agreement (initially) for a period of six months. On October 16, 2015, the Company issued 1,000,000 shares of restricted common stock valued at a fair value of $0.0419 per share based on the quoted trade price on the day of issuance or $41,900 to Mr. Charles Taylor upon conversion of agreed salary compensation of $40,000 into equity.

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

For the three months ended September 30, 2015 and September 30, 2014:

The Company had revenues amounting to $1,130,465 and $184,000, for the three months ended September 30, 2015 and 2014, respectively.

	September 30, 2015	September 30, 2014

Revenue	$1,130,465	$184,000
	$1,130,465	$184,000

Following is the breakdown of total revenue for the three months ended September 30, 2015 amounted to $1,130,465:

a)	$675,450 was received in equity securities in a private company in exchange for services performed. The valuation was based on 4,500,000 common shares at $0.15 per share and 450,000 preferred shares at $0.001 per share.

b)	$272,015 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

c)	$183,000 was received in cash for services performed to two new clients during the three months ending on September 30, 2015.

For the three months ended September 30, 2015 and 2014, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2015	September 30, 2014

DSI	0%	45.65%
MHB	2.65%	54.35%
SAC	3.98%	0%
UNI	14.33%	0%
DUO	3.10%	0%
PDI	67.27%	0%
ALP	8.67%	0%
	100%	100%

The total operating expenses amounted to $444,577 and $493,788, for the three months ending on September 30, 2015 and 2014, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2015	September 30, 2014	Change

General and administrative expenses	$61,693	$130,363	$(68,300)
Salaries	278,123	251,657	26,466
Professional services	101,656	111,215	(9,559)
Depreciation	2,835	653	2,182
Total operating expenses	$444,577	$493,788	$(49,211)

During the three months ended September 30, 2015, total operating expenses were decreased by $49,211 from the previous three months ending on September 30, 2014. The reason for the decrease in expenses and also increase in salaries are mainly due to the reduction in general & administrative expenses and professional fees and the fact that employed more staff. The net income (loss) from operations for the three months ended September 30, 2015 and 2014, were $685,888 and $(309,788), respectively.

The Company´s other income and (expenses) for the three months ended September 30, 2015 and 2014, were $(453,163) and $(140,448), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2015	September 30, 2014	Changes
Interest expense	$(114,930)	$(124,524)	$9,594
Finance Charges	(12,396)	-	(12,396)
Amortization of debt discount	(139,367)	(76,604)	(62,763)
Gain on settlement of liabilities	660,578	-	660,578
Gain (loss) on derivative liability	(139,237)	61,003	(200,240)
Gain (loss) on conversion of notes	(793,809)	-	(793,809)
Gain on debt extinguishment	94,043	-	94,043
Bad debt expense	(7,345)	-	(7,345)
Exchange rate loss	(700)	(323)	(377)
Total other income (expense)	$(453,163)	$(140,448)	$(312,715)

Our total other expense has increased mainly due to the increase in loss on derivative liability, amortization of debt discount and loss on conversion of convertible notes. There was also a gain on debt extinguishment and gain on settlement of liabilities. Gain on debt extinguishment includes extinguishment of stock payable balance amounting to $82,850 and $11,193 relates to balances written back that company owed to different static parties from a long time. Gain on settlement of liabilities includes write back of excess amount of accrued interest and monitoring fee payable relating to Eden loan as per the new arrangement between the lender (Eden) and the Company. Balances written off consist of static receivable balances from two parties which are deemed uncollectible, hence written off during the three months ending on September 30, 2015.

The net income (loss) for the three months ended September 30, 2015 and 2014 were $232,725 and $(450,236), respectively.

The Company had 771,523,183 and 33,159,418 common shares issued and outstanding at September 30, 2015 and September 30, 2014, respectively. The weighted average number of shares for the three months ended September 30, 2015 and September 30, 2014, was 551,531,231 and 32,474,668, respectively. The income / (loss) per share for both periods was $0.0004 and $(0.01) respectively.

For the nine months ended September 30, 2015 and September 30, 2014:

The Company had revenues amounting to $2,285,965 and $345,000, for the nine months ended September 30, 2015 and 2014, respectively.

	September 30, 2015	September 30, 2014

Revenue	$2,285,965	$345,000
	$2,285,965	$345,000

Following is the breakdown of total revenue for the nine months ended September 30, 2015 amounted to $2,285,965:

a)	$865,500 in equity securities in a private company in exchange for services performed. The valuation was based on 3,460,000 common shares at $0.25 per share and 500,000 preferred shares at $0.001 per share.

b)	$675,450 was received in equity securities in another private company in exchange for services performed. The valuation was based on 4,500,000 common shares at $0.15 per share and 450,000 preferred shares at $0.001 per share.

c)	$212,015 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior years.

d)	$533,000 was received in cash for services performed to our new clients during the nine months ending on September 30, 2015.

For the nine months ended September 30, 2015 and 2014, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2015	September 30, 2014

STV	0%	7.25%
PCI	0%	8.70%
YMD	0%	7.25%
IOA	0%	7.25%
DSI	0%	24.35%
SAC	2.62%	16.23%
MHB	1.31%	28.99%
TAM	2.62%	0%
EER	1.31%	0%
MGP	2.62%	0%
UNI	8.84%	0%
DUO	43.11%	0%
PDI	33.27%	0%
ALP	4.29%	0%
	100%	100%

The total operating expenditures amounted to $1,284,654 and $1,089,814, for the nine months ending on September 30, 2015 and 2014, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2015	September 30, 2014	Change
General and administrative expenses	$198,405	$237,162	$(38,757)
Salaries	770,719	639,374	131,345
Professional services	307,114	211,648	95,466
Depreciation	8,416	1,630	6,786
Total operating expenses	$1,284,654	$1,089,814	$194,840

Total operating expenses increased by $194,840 as we had more legal and professional fees to pay on behalf of new clients during the nine months ended September 30, 2015. We also had three more employees, which was the reason for an increase in salaries expense.

The net income (loss) from operations for the nine months ended September 30, 2015 and 2014, were $1,001,311 and $(744,814), respectively.

The Company´s other income and (expenses) for the nine months ended September 30, 2015 and 2014, were $(1,191,600) and $(757,791), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2015	September 30, 2014	Change
Interest expense	$(319,606)	$(466,866)	$147,260
Finance charges	(124,175)	-	(124,175)
Amortization of debt discount	(355,253)	(141,989)	(213,264)
Gain (loss) on settlement of liabilities	660,578	16,560	644,018
Gain (loss) on derivative liability	(459,095)	(165,020)	(294,075)
Gain (loss) on conversion of notes	(732,022)	-	(732,022)
Gain on debt extinguishment	146,358	-	146,358
Balance written off	(7,345)	-	(7,345)
Exchange rate loss	(1,040)	(476)	(564)
Total other income (expense)	$(1,191,600)	$(757,791)	$(433,809)

Our total other income (expense) increased mainly due to the fact that a larger portion of our convertible notes was converted into our common stock during the nine months ended September 30, 2015. There were no such conversions executed during the nine months ended on September 30, 2014. These note conversions caused an increase in amortization of debt discount and loss on conversion of notes. Loss on derivative liabilities also increased due to the change in fair values of the derivative liabilities at each conversion and reporting date. There was also a gain on debt extinguishment and gain on settlement of liabilities. Gain on debt extinguishment includes extinguishment of derivative liability balance amounting to $51,613 relating to early cash settlement of KMB convertible note. It also includes extinguishment of stock payable balance amounting to $82,850 and $11,193 which relates to balances written back that company owed to different static creditors from a long time. Gain on settlement of liabilities includes write back of excess amount of accrued interest and monitoring fee payable relating to Eden loan as per the new arrangement between the lender (Eden) and the Company. The interest expense decreased due to the fact that we paid back loans in cash and all of the convertible notes were converted into common stock of the Company during the nine months ended September 30, 2015. Balances written off consist of static receivable balances from two parties which are deemed uncollectible, hence written off during the nine months ending on September 30, 2015.

The net loss for the nine months ended September 30, 2015 and 2014 were $190,289 and $1,502,605, respectively.

The Company had 771,523,183 and 33,159,418 common shares issued and outstanding at September 30, 2015, and September 30, 2014, respectively. The weighted average number of shares for the nine months ended September 30, 2015, and September 30, 2014, was 238,222,071 and 31,526,843, respectively. The loss per share for both periods was $(0.001) and $(0.05), respectively.

LIQUIDITY AND CAPITAL RESERVES

Our financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company had net income from operations of $685,888 and $1,001,311 for the three and nine months ended September 30, 2015, respectively; a total “Other Income (Expenses)” amounting to $(453,163) and $(1,191,600) for the three and nine months ended September 30, 2015, respectively; and net income (loss) of $232,725 and $(190,289) for the three and nine months ended September 30, 2015, respectively.

The Company had $1,447 in cash; net cash used in operations of $(120,366) for the nine months ended September 30, 2015; working capital deficit of $1,615,578 and stockholders´ deficit of $48,712 as of September 30, 2015.

While the Company receives cash revenues periodically from its current clients, the ability of the Company to continue its operations is dependent on Management’s plans, which may include raising capital through non-convertible debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

During the nine months ending on September 30, 2015, the Company had paid off 100% of its discounted convertible loan notes, as follows:

1)	LG Capital LLC: Converted into equity.

2)	Adar Bays LLC: Converted into equity.

3)	KMB Worldwide Inc.: Paid in cash.

4)	JMJ Financial: Converted into equity.

5)	Peter Smith: Converted into equity.

6)	Enzo Taddei: Converted into equity.

7)	Patrick V. Dolan: Converted into equity.

The Company does not intend to obtain any further funding through convertible notes and the fact that we now have no more discounted convertible loan notes, should allow our common stock to trade in a more orderly manner. Currently, our common stock price is on a rising trend which is as a result of our organic growth, which should improve our options to source funding through the equity markets, if required.

Depending on achievement of certain milestones and contractual agreements, the Company will be due further cash fees from current clients amounting to $1,747,985.

Also, of the cash fees paid to date, the Company has deferred a total $500,000 from cash fees received from four clients. These deferred cash fees will be reflected on the Company´s income statement once certain milestones and contractual agreements have been completed.

Customer	Fees due over the life of the executed contracts	Cash fees deferred to date
SCI	$170,000	$-
DUO	80,000	50,000
MHB	235,000	100,000
SAC	190,000	100,000
UNI	752,985	185,000
PDI	150,000	65,000
MAR	60,000	-
SPP	60,000	-
ALP	50,000	-

Total	$1,747,985	$500,000

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

It is the Company’s intention to seek additional non-convertible debt financing when necessary, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring. However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

●	The cash fees that we expect to receive from the clients we currently have under contract.

●	Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

●	Receiving non-convertible loans from third party investors.

FUTURE PLANS

To date we have 14 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth:

	Client:	Sector:
1	Regis Card Group Limited	Prepaid cards and payment services.
2	Arrow Cars International Inc.	Long term car rental.
3	Medinas Holdings BV	Theraputical stomach cancer treatment.
4	Your MD	Mobile application for health diagnostic.
5	Duo World Inc	Software development and integration.
6	VT Hydrocarbon Holdings (Pte.)	LNG Gas storage.
7	Authenta Trade	Bitcoin.
8	ATC Enterprises DMCC	Diamonds.
9	Unii Limited	Mobile Applications such as “Fling”.
10	Energy Equity Resources (Norway) Limited	Natural resources.
11	Scandinavian AgriTex Co. Limited	Cotton and clothing industry.
12	Tam Mining Limited	Natural resources.
13	Primesite Developments Limited	Residential and commercial Development.
14	International FIM SRL	Manufacturing of automotive car parts.

MILESTONES FOR 2015 /2016:

Our specific plan of operations and milestones through December 2016 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain registered investment houses and funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Vienna (Austria).

●	Various investment banks based in Dubai (UAE)

●	Certain Private Banks based in Amsterdam (Holland), Luxembourg (Luxembourg) and Zurich in Switzerland.

●	Various family offices in Dubai (UAE).

●	Various introducers to Capital based on the East and West coast of the US.

●	Yemon (Pvt.) Limited – An introducer of new business based in Sri Lanka.

●	MEPEX – A Bahrain Oil and Gas exhibit with over 280 members.

We intend to develop relationships with a further six “introducers” to potential new business for the Company before the end of December 2016.

1)	NEW BUSINESS

During 2015 and the 2016, we believe that we have the capacity to sign at least another 15 new clients a lot of which will be in the oil and gas sector due to our newly formed alliance with MEPEX.

2)	DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the Company allowing us a license to trade in the area. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

3)	SOUTH EAST ASIAN EXPANSION

We will continue to establish a firm presence in South East Asia where we are attracting clients, relationships and awareness.

4)	OPEN AN OFFICE IN THE US.

During 2016, we intend to open an office on the east coast of the USA in order to substantially expand our network of introducers to new business and also professionals and consultants.

5)	EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during 2015 and 2016 which will hopefully enable us to:

●	Find potential merger and acquisition candidates.

●	Introduce our clients to brokers and investment bankers.

●	Introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing.

6)	DEVELOP IN HOUSE IT DEPARTMENT

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and therefore it will become vital in our cash flow forecasting.

7)	EXPAND ITS NEWLY FORMED HUMAN RESOURCES DEPARTMENT IN DUBAI.

The Company has already created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com/) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout 2015 and 2016.

8)	DUAL LISTING DUBAI AND UP-LIST IN THE U.S.

When this option becomes feasible, we intend to try to become one of the first foreign companies to dual list on Dubai NASDAQ. Our plan is to carry out a public relations campaign alongside the dual listing process with the public relations firm we have selected with a view to preparing a campaign that will have a maximum effect. The Company intends to apply for an up-listing to a bigger board such as the NYSE Mkt. in the US as soon as the criteria’s set out by the chosen market have been met.

9)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY

During 2015 and 2016, we intend to substantially expand our Middle Eastern, South East Asian and also our US networks in order to enable us to make introductions on a more institutional level.

At present, we are being received with open arms by all of the financial communities with whom we have contact; hence, we have plans to host various hospitality events for our current clients, our key contacts and upper management of the Company.

10)	EXPAND OUR RANGE OF BUSINESS AND CONTACTS

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

11)	ROAD SHOWS

We will continue working on different “Road shows” in Dubai, Europe and the US during 2015 and 2016.

12)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

During this year 2015 and 2016, we intend to cement the relationships created. The target markets for attracting clients are: Thailand, Sri Lanka, China, Hong Kong and Singapore.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a for a five month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. The Company is currently in litigation, in the courts of Dubai, regarding the Able Foundation loan. The plaintiff, Able Foundation, is requesting a settlement of $300,000 which is the $226,616 currently owed plus an additional $73,384 of damages. On, June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Alsafar & Partners. These legal proceeding are currently ongoing. The Company intends to vigorously defend the litigation. At this time, the Company cannot predict the finally outcome of the litigation but so far the preliminary proceedings in Dubai have been favorable to the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2015, the Company issued 1,000,000 restricted common stock valued at a fair value of $0.0419 per share or $41,900 to Mr. Charles Taylor upon conversion of agreed salary compensation of $40,000 into equity.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4(a (2) of the Securities Act of 1933, as amended.

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: November 5, 2015	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

