Form 10-K
period 2015-12-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2016-03-18
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant’s telephone number, including area code: +971 (0) 42767576 / + 1 321 200 0142

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $187,682.

As of March 18, 2016, there were 776,165,973 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

BACKGROUND

Global Equity International Inc. (“Company” or “GEI”)) was incorporated on October 1, 2010, as a Nevada corporation, for the express purpose of acquiring Global Equity Partners Plc, a corporation formed under the laws of the Republic of Seychelles (“GEP”) on September 2, 2009. On August 22, 2014, GE Professionals DMCC was incorporated in Dubai as a fully owned subsidiary of Global Equity Partners Plc.

Global Equity Partners Plc and its subsidiary GE Professionals DMCC are Dubai based firms that provide consulting services, such as corporate restructuring, advice on management buy outs, management recruitment and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

Our authorized capital consists of 1,000,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value.

On November 15, 2010, we entered into a Plan and Agreement of Reorganization (“Plan of Reorganization”) with GEP and its sole shareholder, Peter J. Smith, pursuant to which we would acquire 100% of the common stock of GEP. We consummated the Plan of Reorganization effective December 31, 2010, by issuing 20,000,000 shares of our common stock to Peter J. Smith, at which time GEP became our wholly owned subsidiary and Peter J. Smith was appointed as our President, Chief Executive Officer and Director.

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

Peter Smith initially founded Global Equity Partners Plc. in 2009 to assist small to medium size businesses with management restructuring and corporate restructuring, in general, and also to obtain, if requested by its clients, access to capital markets via equity and debt financings.

Global Equity Partners Plc. and its subsidiary GE Professionals DMCC look for companies that require capital funding and ultimately a listing of their shares on a recognized stock exchange. The Company introduces these clients to private and institutional investors in our network of over 100 “financial introducers” around the world. These financial introducers are groups of people or institutions that are presently introducing new clients to us or who have introduced new clients to our management in the past. We do not have any contractual arrangements, written or otherwise, with these financial introducers.

Presently, Global Equity Partners Plc and its Dubai subsidiary, GE Professionals DMCC, are our only operating businesses. GEI´s present operations are limited to insuring compliance with regional, state and national securities regulatory agencies and organizations. In addition, GEI is charged with (i) handling our periodic reporting obligations under the Securities Exchange Act of 1934; (ii) managing our investor relations; and (iii) raising debt and equity capital necessary to fund our operations, and to enhance, and grow our business. GEI does not offer or conduct any consulting or advisory services, as such services are performed solely by our foreign subsidiary, GEP.

We currently offer the following services to our clients:

●	Corporate restructuring

●	Management buy outs

●	Management recruitment and employment placements

●	Investor and public relations

●	Regulatory compliance

●	Exchange listings

●	Introductions to financiers

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

MANAGEMENT BUY OUTS

We assist our clients in every aspect of management buyouts from corporate restructuring to debt financing and also introduce buyers and sellers to financiers for private equity placements.

MANAGEMENT RECRUITING AND EMPLOYMENT PLACEMENTS

We assist our clients with the recruitment of management and board members through our various contacts around the world. Management recruitment and retention is also an important part of our Corporate Restructuring Services and these services often overlap.

INVESTOR AND PUBLIC RELATIONS

Since our clients and future clients will likely desire to have their shares listed or continue to be listed on a stock exchange or quoted on one of the quotation bureaus, we will advise our clients on the necessary requirements for communicating with their equity holders and stakeholders, their customers and potential customers. We will assist our clients in this area by recommending third party financial professionals and investor relations and public relations organizations to provide them with such services.

REGULATORY COMPLIANCE

We have organized a cadre of third party securities attorneys and accountants to assist our clients with their compliance with the many reporting and other requirements of stock exchanges, quotation bureaus and securities regulatory agencies and organizations in the states and countries where their shares will be or are listed or traded.

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

As used throughout this Annual Report, references to “Global Equity International,” “GEI,” “Company,” “we,” “our,” “ours,” and “us” refer to Global Equity International, Inc. and our subsidiaries, unless the context otherwise requires. In addition, references to “financial statements” are to our consolidated financial statements contained herein, except as the context otherwise requires. References to “fiscal year” are to our fiscal year which ends on December 31 of each calendar year. Unless otherwise indicated, the terms “Common Stock,” “common stock” and “shares” refer to our shares of $0.001 par value, common stock.

HISTORICAL BUSINESS TRANSACTED

BUSINESS TRANSACTED IN 2012

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

(4) INNOVEAS AG

Innoveas AG is a German company and a technology incubator that wishes to also list its shares on the Dubai Nasdaq, but also requires our Company to source a Dubai sponsor that would be in agreement to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We subsequently sourced an appropriate Dubai sponsor, but the client decided not to pursue the public listing in the Dubai NASDAQ.

(5) ARABIAN NUBIAN RESOURCES LIMITED

Arabian Nubian Resources Limited (“Arabian”), a United Kingdom based company with mining contacts in North East Africa that wanted to list its shares on the Dubai Nasdaq, but required our Company to source a Dubai sponsor that would be in agreement to underwrite and sponsor the proposed public listing. We agreed to a fee of $10,000 and have been paid in full. We were unable to source a sponsor in Dubai for Arabian; hence, Arabian decided not to pursue the public listing in the Dubai NASDAQ.

At the date of this filing, only Regis Cards Limited is considered to be an ongoing client.

BUSINESS TRANSACTED IN 2013

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

We have contracted to provide SAC with the following services:

●	Act as a corporate finance advisor to SAC;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market SAC, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Introduce the client to professional advisors, such as accountants, auditors, lawyers and stock registrars who would assist the client with having its shares listed on the NASDAQ OTCQB.

SAC agreed to pay us $255,000 and to date we have been paid $145,000. In addition, we have agreed that we will receive a 6% equity stake in SAC upon its initial public offering on the NASDAQ OTCQB.

At the date of this filing, Scandinavian Agritex Co. Limited is still considered to be an ongoing client.

BUSINESS TRANSACTED IN 2014

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

(3) Duo World Inc.

Duo World Inc. (“Duo”), a Nevada corporation, is a software company with subsidiaries in Sri Lanka, India and Singapore. Duo is an information technology and software solutions company, focused on bringing value to its clients through every customer interaction. Duo´s business model allows it to deliver consistent, quality service, at a scale and in the geographies that meet its clients’ business needs. They leverage their breadth and depth of capabilities to help companies create quality customer experiences across multiple channels, while increasing revenue and reducing their cost to serve their customers.

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

(5) Precious Cells International Limited

Precious Cells International Limited (“Precious”), a U.K. company, is based in London. Precious is a medical technology company founded in 2009, with a key focus on the development of clinical technologies in the innovation of adult stem cells, cord blood stem cells and regenerative medicine. Regenerative medicine consists of innovative medical therapies that will enable the body to repair, replace, restore and regenerate damaged or diseased cells, tissues and organs. These therapies are targeting the repair of damaged heart muscle following heart attacks, replacement of skin for burns victims, restoration of movement after spinal cord injury, regeneration of pancreatic tissue for insulin production in diabetics and provide new treatments for Parkinson’s and Alzheimer’s disease.

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

Unii agreed to pay us $60,000 for this initial ground work. Then in February of 2015, Unii agreed to a new contract whereby our Company would assist with a listing of their shares on a recognized exchange. The first part of this new agreement, $385,000, was paid to our Company in 2015.

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

At the date of this filing, all 2014 clients with the exception of Your MD AS and Precious Cells International Limited are considered to be ongoing clients.

OUR BUSINESS IN 2015

1) Advanced Imaging Projects LLC.

Advanced Imaging Projects LLC. (“AIP”), based in Florida, is a clinical stage specialty biopharmaceutical company that develops medicines for prevention, diagnosis and treatment of rare diseases in oncology, neurology and infectious diseases. Its mission is to make a meaningful difference to those impacted by maladies for which there are limited or no curative options. AIP has an industry-leading pipeline of promising new drugs that have the potential to treat Parkinson’s disease, Tuberculosis and Cancer. These products make fundamental contributions to medical progress and form an integral part of the companion diagnostic, individualized immunotherapy and orphan drug arsenal, among the fastest growing and most successful segments in the pharmaceutical sector.

We have contracted to provide AIP with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

AIP agreed to pay us a cash success fee on any capital funding raised and a further success equity fee based on AIP’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

2) Energy Equity Resources (Norway) Limited.

Energy Equity Resources (Norway) Limited (“EER”) is an oil and gas company that is focused on the acquisition and development of concessions in proven hydrocarbon provinces in Nigeria.

We have contracted to provide EER with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

EER agreed to pay us a $30,000 cash fee and a 1.5% cash success fee on any capital funding raised and a further 2.5% success equity fee based on EER’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

3) Hoqool Petroleum.

Hoqool Petroleum (“HOQ”) is an independent oil and gas exploration and production company, incorporated in the Kingdom of Bahrain. Hoqool is an Arabic word that means fields and particularly oil and gas fields. Hoqool was established in 2010. The founders combine vast and deeply rooted leaders who are experienced, knowledgeable and well recognized, both locally and internationally, covering the upstream sector of the oil and gas with more than 175 years of experience.

We have contracted to provide HOQ with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth.

HOQ agreed to pay us a 1.5% cash success fee on any capital funding raised and a further 10% success equity fee based on the company issued and outstanding shares post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

4) INSCX Exchange (Central Clearing) Limited.

INSCX Exchange (Central Clearing) Limited. (“Exchange” or “INSCX”) is the world’s first Nano-technology commodities exchange for the guaranteed physical delivery of Nano-Tech and other specialist materials, such as Polymers, Base Oils and Titanium Dioxide, more traditional materials where the exchange offers the only physical delivery hedging tool for producers and end users. INSCX offers the only global track and trade reporting system for engineered nanomaterials. The Exchange offers a highly effective, secure, regulatory and compliant framework for the emerging Nano-Tech industry. Commissioned by Lloyds (Bank) of London in 2010, INSCX is proving pivotal to enabling insurers to engage fully with upstream and downstream interest in this broad suite of materials.

We have contracted to provide INSCX with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Assist with a possible listing of the company´s shares on a recognized stock exchange.

INSCX agreed to pay us a $60,000 non-refundable cash fee and also a 5% cash success fee on any capital funding raised and a further 3% success equity fee based on INSCX’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

5) International FIM SRL.

International FIM SRL is a reputable Italian automotive parts manufacturer based in Bergamo (Milan, Italy). The company has a 17,000 square meter (153,000 square feet) factory located in Bergamo (Milan, Italy) just 100 miles north of Maranello (Modena) where Ferrari has its headquarters and employs over 180 people that manufacture automotive parts such as engine covers, front grills, wheel caps, emblems for the front hood, decorative emblems, airbag emblems, door emblems, instrument panels and chrome parts for the interior and exterior of cars along with many more items. The Company, previous called Lupini Targhe SPA, has been in operation since the 1960´s and has an impressive client list that varies from luxury brand names such as Lamborghini, Ferrari, Maserati, Porsche and Bentley to more common brand names such as General Motors, Ford, Alfa Romeo, Jaguar, Land Rover, BMW, Volkswagen, Fiat (Abarth), Audi, Skoda and many more.

We have contracted to provide FIM with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth.

FIM agreed to pay us a 10% cash success fee on any capital funding raised and a further 10% success equity fee based on International FIM SRL’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

6) Primesite Developments Limited.

Primesite Developments Limited and its subsidiaries (“PS”), is a commercial and residential property development group based in the North West of England (United Kingdom).

We have contracted to provide PS with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Assist with a listing of the company´s shares on the NASDAQ OTCQB.

PS agreed to pay us a $300,000 cash fee and also a 5% equity fee. To date the company has paid us $150,000 and has issued us 5,606,521 common shares and a further 450,000 Series “A” preferred shares.

7) Quartal Financial Solutions AG.

Quartal Financial Solutions AG (“QFS”) a Zurich - Switzerland based Financial Technology Company. QFS is a market leading Financial Technology software company providing specialized financial solutions to the global financial and insurance industry. Their suite of products focuses on complex fee billing, revenue, commission, expense management and sophisticated high end reporting for global asset managers, banks, brokers, custodians, fund administrators, insurance companies, transfer agents and capital market firms.

We have contracted to provide QFS with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Assist with a listing of the company´s shares on the NASDAQ OTCQB.

QFS agreed to pay us a $300,000 cash fee. QFS also agreed to pay us a 5% equity fee and a further 3% cash success fee based on the capital funding QFS raises. To date, QFS has paid us $150,000 and has issued us with 5% of QFS’ issued and outstanding shares.

8) TAM Mining Limited.

TAM Mining Limited is a North East African natural resources company.

We have contracted to provide TAM with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth.

TAM agreed to pay us a $60,000 non-refundable cash fee.

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

3. Placing. Working with our business associates in Dubai, Europe and the United States, we will use our best efforts to assist our clients with listings on stock exchanges in these cities and countries in order to maximize their exposure to capital markets and to access funding via debt and equity offerings.

FUTURE PLANS

MILESTONES FOR 2016:

Our specific plan of operations and milestones through March 2017 are as follows:

To date we have 15 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth:

	Client:	Sector:

1	Regis Card Group Limited	Prepaid cards and payment services

2	Arrow Cars International Inc.	Long term car rental

3	Medinas Holdings BV	Therapeutical stomach cancer treatment

4	Duo World Inc.	Software development and integration

5	VT Hydrocarbon Holdings (Pte.)	LNG Gas storage

6	Authenta Trade	Bitcoin

7	ATC Enterprises DMCC	Diamonds

8	Unii Limited	Mobile Applications such as “Fling”

9	Energy Equity Resources (Norway) Limited	Natural resources

10	Scandinavian AgriTex Co. Limited	Cotton and clothing industry

11	Tam Mining Limited	Natural resources

12	Primesite Developments Limited	Residential and commercial Development

13	International FIM SRL	Manufacturing of automotive car parts

14	INSCX Exchange Limited	Nano-technology exchange

15	Quartal Financial Solutions AG	Financial Technology

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain registered investment houses and funds in London (United Kingdom)

●	An Austrian management consultancy firm based in Vienna (Austria)

●	Various investment banks based in Dubai (UAE)

●	Certain Private Banks based in Amsterdam (Holland), Luxembourg (Luxembourg) and Zurich in Switzerland

●	Various family offices in Dubai (UAE)

●	Various introducers to Capital based on the East and West coast of the US

●	Various introducers to Capital based in South East Asia

●	Yemon (Pvt.) Limited – An introducer of new business based in Sri Lanka

●	MEPEX – A Bahrain Oil and Gas exhibit with over 280 members

●	Sixfoursixfour Limited and the World Nano Foundation

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

2)	NEW BUSINESS

During next 12 months, we believe that we have the capacity to sign at least another 12 new clients in various sectors and located around the globe.

3)	DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the Company allowing us a license to trade in the area. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

4)	SOUTH EAST ASIAN EXPANSION

We will continue to establish a firm presence in South East Asia where we are attracting clients, relationships and awareness.

5)	OPEN AN OFFICE IN THE US.

Within the next 12 months, we plan to open an office on the east coast of the USA in order to substantially expand our network of introducers to new business and also professionals and consultants.

6)	EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during the next 12 months, which will hopefully enable us to:

●	Find potential merger and acquisition candidates.

●	Introduce our clients to brokers and investment bankers.

●	Introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing.

7)	DEVELOP IN HOUSE IT DEPARTMENT

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and therefore it will become vital in our cash flow forecasting.

8)	EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES.

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com/) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months.

9)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY

During the next 12 months, we intend to substantially expand our Middle Eastern, South East Asian and also our US networks in order to enable us to make introductions on a more institutional level. At present, we are being received with open arms by all of the financial communities with whom we have contact; hence, we have plans to host various hospitality events for our current clients, our key contacts and upper management of the Company.

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

11)	ROAD SHOWS

We will continue working on different “Road shows” in Dubai, Europe, South East Asia and the US.

12)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

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

REGULATORY REQUIREMENTS.

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

We are not a broker-dealer. We are not an investment adviser or an investment company. We are not a hedge fund or a mutual fund or any similar type of fund. We are primarily an operating business that offers and performs corporate consultancy services.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS.

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

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2015 and 2016 fiscal years. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

DEPENDENCE ON KEY EMPLOYEES.

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

REPORTS TO SECURITY HOLDERS.

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

RISKS ASSOCIATED WITH OUR COMPANY

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS IN THAT CASE INVESTORS COULD LOSE THEIR INVESTMENTS IN OUR COMMON STOCK.

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

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARE TO BE PROFITABLE.

The corporate consulting business is intensely competitive and due to our small size and limited resources, we may be at a competitive disadvantage, especially as a public company. There are several firms offering similar services. Many of our competitors have proven track records and substantial human and financial resources, as opposed to our Company which has limited human resources and little cash. Also, the financial burden of being a public company, which will cost us approximately $50,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002, will strain our finances and stretch our human resources to the extent that we may have to price our Consultancy service fees higher than our non-publicly held competitors just to cover the costs of being a public company.

WE ARE VULNERABLE TO THE CURRENT ECONOMIC CRISIS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY AND ABILITY TO CARRY OUT OUR BUSINESS PLAN.

We are currently in a severe worldwide economic recession. Runaway deficit spending by the United States government and other countries further exacerbates the United States and worldwide economic climate and may delay or possibly deepen the current recession. Currently, a lot of economic indicators such as rising commodity prices suggest higher inflation, dwindling consumer confidence and substantially higher taxes. Demand for the services we offer tends to decline during recessionary periods when disposable revenue is lower and may impact sales of our services. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending. The worldwide recession is placing severe constraints on the ability of all companies, particularly smaller ones, to raise capital, borrow money, and operate effectively and profitably and to plan for the future.

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

WE MAY BE SUBJECT TO FURTHER GOVERNMENTAL REGULATION, INCLUDING THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

As part of our business model, GEP accepts equity securities in our clients as partial compensation for our services. Prior to 2012, 40% or more of our income was derived from the receipt of equity securities and more than 40% of our assets were comprised of equity securities that we received in exchange for some of our services. In 2012, only 9.85% of our income was derived from the receipt of equity securities. As of December 31, 2013, 1.00% of our assets were comprised of equity securities. As of December 31, 2014, 3.69% of our assets were comprised of equity securities. As of December 31, 2015, 94.42% of our assets were comprised of equity securities.

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

We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining 173,834,027 authorized shares of our common stock net of the issued and reserved of 776,165,973 and 50,000,000 respectively. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

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

OUR ARTICLES OF INCORPORATION AUTHORIZE THE ISSUANCE OF PREFERRED STOCK.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.

We have no preferred stock outstanding at this time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any property. Our executive offices are located at X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai, U.A.E.; this office consists of 1,400 square feet of office space for which we pay a monthly rent of $2,675. We also have a satellite-serviced office located in London based in another office in Level 17 Dashwood House, 69 Old Broad Street, London EC2M 1QS, United Kingdom. Peter J. Smith, our President and Chief Executive Office, is based in Dubai, and Enzo Taddei, our Chief Financial Officer, is based between Europe and Dubai.

ITEM 3. LEGAL PROCEEDINGS.

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repaid 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a five month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. The Company is currently in litigation, in the courts of Dubai, regarding the Able Foundation loan.

The plaintiff, the Able Foundation, is requesting a settlement of $411,272, which is the $226,616 currently owed, and an additional $184,656 accrued in 2015 as a provision for potential damages.

On, June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Al Safar & Partners. Currently, there is a judgment against the Company (the defendant) for the recovery of $411,272.

The Company’s Dubai lawyers, Al Safar & Partners, have subsequently appealed this judgement based on the fact that they believe from a legal stand point that:

1)	the Company (the defendant) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem”.

2)	there is no legal existence of Global Equity Partners Plc. in Dubai as it is a Republic of Seychelles corporation; hence, the Courts of Dubai have no jurisdiction in the matter.

According to the Dubai lawyers, the judgement issued against the Company (the defendant) by the Dubai First Instance Court bears no legality and void therefore the Plaintiff´s claim should be rejected in its entirety.

These legal proceedings and appeal are currently ongoing. The Company intends to vigorously defend the litigation. At this time, the Company cannot predict the outcome of the litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2015, the Company’s Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol “GEQU.OB.” The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2015	High	Low
First Quarter(1)	$0.009	$0.002
Second Quarter (1)	$0.003	$0.001
Third Quarter(1)	$0.008	$0.002
Fourth Quarter (1)	$0.045	$0.01

Fiscal 2014	High	Low
First Quarter(1)	$0.37	$0.08
Second Quarter(1)	$0.28	$0.05
Third Quarter(1)	$0.22	$0.14
Fourth Quarter (1)	$0.35	$0.008

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS. As of the date of this filing, there were 82 record holders of the 776,165,973 shares of the Company’s issued and outstanding Common Stock.

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

SECURITIES ISSUED IN 2014

On March 17, 2014, the Company issued 295,567 shares of restricted common stock at $.04 per share to Asher Enterprises, Inc. upon conversion of debt valued at $12,000. The conversion was at a discount to market value of the common stock.

On April 1, 2014, the Company issued 501,149 shares of restricted common stock at $.22 per share to Asher Enterprises, Inc. upon conversion of debt valued at $109,819. The conversion was at a discount to market value of the common stock.

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

On December 16, 2014, the Company issued 600,000 shares of restricted common stock at $.013 per share to JMJ Financial upon conversion of debt valued at $7,500.

SECURITIES ISSUED IN 2015

On January 5, 2015, the Company issued 1,600,000 shares of restricted common stock valued at a fair value of $0.0065 per share or $10,400 to JMJ Financial upon conversion of $4,400 of debt.

On January 12, 2015, the Company issued 639,403 shares of restricted common stock valued at a fair value of $0.005 per share or $3,197 to LG Capital LLC upon conversion of $2,110 of debt and accrued interest.

On January 21, 2015, the Company issued 2,287,582 shares of restricted common stock valued at a fair value of $0.0057 per share or $13,039 to Adar Bay, LLC upon conversion of $7,000 of debt. The conversion was at a discount to market value of the common stock.

On January 21, 2015, the Company issued 1,056,986 shares of restricted common stock valued at a fair value of $0.0057 per share or $6,025 to LG Capital LLC upon conversion of $3,171 of debt and accrued interest.

On January 21, 2015, the Company issued 1,680,000 shares of restricted common stock valued at a fair value of $0.0057 per share or $9,576 to JMJ Financial upon conversion of $4,200 of debt.

On February 10, 2015, the Company issued 1,809,000 shares of restricted common stock valued at a fair value of $0.0026 per share or $4,703 to JMJ Financial upon conversion of $1,809 of debt.

On February 12, 2015, the Company issued 1,636,958 shares of restricted common stock valued at a fair value of $0.0067 per share or $10,968 to LG Capital LLC upon conversion of $1,964 of debt and accrued interest.

On February 25, 2015, the Company issued 2,318,841 shares of restricted common stock valued at a fair value of $0.0027 per share or $6,261 to Adar Bay, LLC upon conversion of $3,200 of debt. The conversion was at a discount to market value of the common stock.

On February 26, 2015, the Company issued 1,800,000 shares of restricted common stock valued at a fair value of $0.0035 per share or $6,300 to JMJ Financial upon conversion of $1,800 of debt.

On March 12, 2015, the Company issued 2,391,304 shares of restricted common stock valued at a fair value of $0.003 per share or $7,174 to Adar Bay, LLC upon conversion of $3,300 of debt. The conversion was at a discount to market value of the common stock.

On March 13, 2015, the Company issued 1,808,000 shares of restricted common stock valued at a fair value of $0.0038 per share or $6,870 to JMJ Financial upon conversion of $1,808 of debt.

On March 16, 2015, the Company issued 2,532,051 shares of restricted common stock valued at a fair value of $0.004 per share or $10,128 to Adar Bay, LLC upon conversion of $3,950 of debt. The conversion was at a discount to market value of the common stock.

On March 17, 2015, the Company issued 1,669,013 shares of restricted common stock valued at a fair value of $0.0032 per share or $5,341 to LG Capital LLC upon conversion of $2,453 of debt and accrued interest.

On March 18, 2015, the Company issued 2,660,256 shares of restricted common stock valued at a fair value of $0.004 per share or $10,641 to Adar Bay, LLC upon conversion of $4,150 of debt. The conversion was at a discount to market value of the common stock.

On March 23, 2015, the Company issued 1,807,000 shares of restricted common stock valued at a fair value of $0.0024 per share or $4,337 to JMJ Financial upon conversion of $2,078 of debt.

On March 23, 2015, the Company issued 3,100,000 shares of restricted common stock valued at a fair value of $0.0024 per share or $7,440 to Adar Bay, LLC upon conversion of $4,650 debt. The conversion was at a discount to market value of the common stock.

On March 25, 2015, the Company issued 2,974,430 shares of restricted common stock valued at a fair value of $0.0042 per share or $12,493 to LG Capital LLC upon conversion of $4,283 of debt and accrued interest.

On March 26, 2015, the Company issued 3,466,667 shares of restricted common stock valued at a fair value of $0.0038 per share or $13,173 to Adar Bay, LLC upon conversion of $5,200 of debt. The conversion was at a discount to market value of the common stock.

On March 30, 2015, the Company issued 3,033,333 shares of restricted common stock valued at a fair value of $0.0029 per share or $8,797 to Adar Bay, LLC upon conversion of $4,550 of debt. The conversion was at a discount to market value of the common stock.

On March 31, 2015, the Company issued 2,780,053 shares of restricted common stock valued at a fair value of $0.0026 per share or $7,228 to Adar Bay, LLC upon conversion of $4,170 of debt and accrued interest. The conversion was at a discount to market value of the common stock.

On April 14, 2015, the Company issued 3,958,000 shares of restricted common stock valued at a fair value of $0.0025 per share or $9,895 to JMJ Financial upon conversion of $3,166 of debt.

On April 15, 2015, the Company issued 3,923,747 shares of restricted common stock valued at a fair value of $0.0028 per share or 10,986 to LG Capital LLC upon conversion of $4,355 of debt and accrued interest.

On April 23, 2015, the Company issued 3,957,000 shares of restricted common stock valued at a fair value of $0.0023 per share or $9,101 to JMJ Financial upon conversion of $3,166 of debt.

On April 24, 2015, the Company issued 3,923,151 shares of restricted common stock valued at a fair value of $0.0033 per share or $12,946 to LG Capital LLC upon conversion of $3,884 of debt and accrued interest.

On May 5, 2015, the Company issued 3,925,458 shares of restricted common stock valued at a fair value of $0.0017 per share or $6,673 to LG Capital LLC upon conversion of $3,768 of debt and accrued interest.

On May 11, 2015, the Company issued 3,956,000 shares of restricted common stock valued at a fair value of $0.0024 per share or $9,494 to JMJ Financial upon conversion of $2,967 of debt.

On May 11, 2015, the Company issued 4,881,822 shares of restricted common stock valued at a fair value of $0.0024 per share or $11,716 to LG Capital LLC upon conversion of $4,687 of debt and accrued interest.

On May 15, 2015, the Company issued 5,380,000 shares of restricted common stock valued at a fair value of $0.0015 per share or $8,070 to JMJ Financial upon conversion of $3,766 of debt.

On May 28, 2015, the Company issued 5,375,000 shares of restricted common stock valued at a fair value of $0.0013 per share or $6,988 to JMJ Financial upon conversion of $2,956 of debt.

On June 3, 2015, the Company issued 5,379,000 shares of restricted common stock valued at a fair value of $0.0012 per share or $6,455 to JMJ Financial upon conversion of $2,690 of debt.

On June 4, 2015, the Company issued 5,866,316 shares of restricted common stock valued at a fair value of $0.0011 per share or $6,453 to LG Capital LLC upon conversion of $3,520 of debt and accrued interest.

On June 16, 2015, the Company issued 5,378,000 shares of restricted common stock valued at a fair value of $0.0010 per share or $5,378 to JMJ Financial upon conversion of $2,420 of debt.

On June 16, 2015, the Company issued 5,377,000 shares of restricted common stock valued at a fair value of $0.0010 per share or $5,377 to JMJ Financial upon conversion of $2,420 of debt.

On June 22, 2015, the Company issued 6,685,263 shares of restricted common stock valued at a fair value of $0.0012 per share or $8,022 to LG Capital LLC upon conversion of $3,811 of debt and accrued interest.

On June 30, 2015, the Company issued 7,289,947 shares of restricted common stock valued at a fair value of $0.0015 per share or $10,935 to LG Capital LLC upon conversion of $4,155 of debt and accrued interest.

On July 1, 2015, the Company issued 5,380,000 shares of restricted common stock valued at a fair value of $0.0015 per share or $8,070 to JMJ Financial upon conversion of $2,421 of debt.

On July 8, 2015, the Company issued 126,451,613 shares of restricted common stock valued at a fair value of $0.0019 per share or $240,258 to our Chief Executive Officer, Peter Smith, upon conversion of $98,000 of debt.

On July 8, 2015, the Company issued 126,451,613 shares of restricted common stock valued at a fair value of $0.0019 per share to or $240,258 our Chief Financial Officer, Enzo Taddei, upon conversion of $98,000 of debt.

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

On July 16, 2015, the Company issued 8,649,175 shares of restricted common stock valued at a fair value of $0.004 per share or $34,597 to LG Capital LLC upon conversion of $4,930 of debt and accrued interest.

On July 22, 2015, the Company issued 20,550,000 shares of restricted common stock valued at a fair value of $0.0054 per share or $110,970 to JMJ Financial upon conversion of $9,248 of accrued interest.

On August 6, 2015, the Company issued 7,619,129 shares of restricted common stock valued at a fair value of $0.0049 per share or $37,334 to JMJ Financial upon conversion of $5,333 of accrued interest.

On August 27, 2015, the Company issued 86,248,481 shares of restricted common stock valued at a fair value of $0.0064 per share or $551,990 to our Chief Executive Officer, Peter Smith, upon conversion of $217,131 of debt and accrued interest.

On August 27, 2015, the Company issued 42,127,492 shares of restricted common stock valued at a fair value of $0.0064 per share or $269,616 to our Chief Executive Officer, Peter Smith, upon conversion of $106,056 of accrued salary.

On August 27, 2015, the Company issued 69,076,922 shares of restricted common stock valued at a fair value of $0.0064 per share or $442,092 to our Chief Financial Officer, Enzo Taddei, upon conversion of $173,901 of accrued salary.

On August 27, 2015, the Company issued 25,638,914 shares of restricted common stock valued at a fair value of $0.0064 per share or $164,089 to our Chief Financial Officer, Enzo Taddei, upon conversion of $64,546 of debt and accrued interest.

On August 27, 2015, the Company issued 46,951,070 shares of restricted common stock valued at a fair value of $0.0064 per share or $300,487 to our New Business Development Managing Director, Patrick V. Dolan, upon conversion of $118,199 of accrued salary.

On September 9, 2015, the Company issued 5,500,000 shares of restricted common stock valued at a fair value of $0.014 per share or $77,000 to Patrick Hobbs, upon conversion of $55,000 of accrued salary and commissions.

On September 9, 2015, the Company issued 2,890,554 shares of restricted common stock valued at a fair value of $0.014 per share or $40,468 to Michael Paul Duff, upon conversion of $42,202 of services provided to the Company.

On September 10, 2015, the Company issued 10,749,000 shares of restricted common stock valued at a fair value of $0.0127 per share or $136,512 to Colin Copeland, upon conversion of $79,000 of accrued salary.

On October 16, 2015, the Company issued 1,000,000 shares of restricted common stock valued at a fair value of $0.0419 per share or $41,900 to Charles Taylor, upon conversion of $40,000 of accrued salary.

On December 1, 2015, the Company issued 750,000 shares of restricted common stock valued at a fair value of $0.0233 per share or $17,475 to Moira Kelly, upon conversion of $30,000 of services provided to the Company.

On December 4, 2015, the Company issued 500,000 shares of restricted common stock valued at a fair value of $0.0233 per share or $11,650 to Proactive Capital Resources Group, upon conversion of $11,650 of services provided to the Company.

On December 4, 2015, the Company issued 892,790 shares of restricted common stock valued at a fair value of $0.0233 per share or $20,802 to Colin Copeland, upon conversion of $20,082 of accrued salary and expenses.

On December 10, 2015, the Company issued 1,500,000 shares of restricted common stock valued at a fair value of $0.0284 per share or $42,600 to Pilar Beatriz Tardon, upon conversion of $60,000 of services provided to the Company.

All of the foregoing stock was issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4.(a)(2) of the 33 Act and/or the exclusion from registration requirements of the 33 Act provided by Regulation S promulgated under the 33 Act.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion and analysis of the results of operations and financial condition of Global Equity International, Inc. should be read in conjunction with our financial statements and related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the years ended December 31, 2015 and 2014:

The Company had revenues amounting to $3,313,356 and $515,000, respectively, for the years ended December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014	Changes

Revenue	$3,313,356	$515,000	$2,798,356
	$3,313,356	$515,000	$2,798,356

The total revenue for the year ended December 31, 2015 amounted to $3,313,356. The breakdown of this amount was as follows:

a)	$865,500 in equity securities in a private company in exchange for services performed. The valuation was based on 3,460,000 common shares at $0.25 per share and 500,000 preferred shares at $0.001 per share.

b)	$675,450 was received in equity securities in another private company in exchange for services performed. The valuation was based on 4,500,000 common shares at $0.15 per share and 450,000 preferred shares at $0.001 per share. $829,891 (75% of $1,106,521) was also received in equity securities from this private company in exchange for services performed. The valuation was based on 1,106,521 common shares at $1 per share. Remaining $276,630 (25% of $1,106,521) was recognized as deferred revenue as at December 31, 2015.

c)	$262,015 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior years.

d)	$680,500 was received in cash for services performed to our new clients during the year ended December 31, 2015.

The total revenue for the year ended December 31, 2014 amounted to $515,000. The breakdown of this amount was as follows:

a)

During the year ended December 31, 2014 the Company received $730,015 of cash fees from eleven clients for services to be rendered during the year 2014 and subsequent years. At December 31, 2014, the Company recognized a total of $515,000 as revenue of which $297,000 was deferred revenue from cash fees received in prior years.

For the years ended December 31, 2015 and December 31, 2014, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2015	December 31, 2014

VTH	0%	3.88%
AUT	0%	11.65%
ATC	0%	5.83%
PCI	0%	5.83%
YMD	0%	4.85%
IOA	0%	4.85%
STV	0%	4.85%
DSI	0%	22.33%
SAC	1.81%	4.85%
MHB	0.91%	19.42%
UNI	6.10%	11.65%
DUO	31.25%	0%
TAM	1.81%	0%
EER	0.91%	0%
MGP	1.81%	0%
PDI	49.96%	0%
QFS	0.38%	0%
INSCX	0.60%	0%
ALP	4.46%	0%
	100%	100%

The total operating expenditures amounted to $1,870,214 and $1,391,743, respectively, for the years ended December 31, 2015 and 2014, respectively. The following table sets forth the Company’s operating expenditure analysis for both years:

	December 31, 2015	December 31, 2014	Change

General and administrative expenses	$454,859	$314,095	$140,764
Salaries	1,071,999	816,323	255,676
Professional services	332,105	254,953	77,152
Depreciation	11,251	4,372	6,879
Impairment of Financial Assets	-	2,000	(2,000)
Total operating expenses	$1,870,214	$1.391,743	$478,471

Total operating expenses increased by $478,471 as we had more legal and professional fees to pay on behalf of new clients during the year ended December 31, 2015. We accrued $184,656 as provision for potential damages due to the ongoing litigation in the Dubai Courts. We also had three more employees during the year ended December 31, 2015, which was the reason for an increase in salaries expense.

The net income / (loss) from operations for the years ended December 31, 2015 and 2014 was $1,443,142 and $(876,743), respectively.

The Company´s other income and (expenses) for the years ended December 31, 2015 and 2014 was $(1,195,708) and $(1,345,386), respectively.

	December 31, 2015	December 31, 2014	Change

Interest expense	$(337,106)	$(608,973)	$271,867
Finance charges	(124,175)	-	(124,175)
Amortization of debt discount	(355,253)	(299,535)	(55,718)
Loss on derivative liabilities	(407,482)	(227,495)	(179,987)
Loss on conversion of notes and other liabilities	(733,922)	(369,949)	(363,973)
Gain on settlement of debt	660,578	138,834	521,744
Gain on debt extinguishment of other liabilities	116,921	22,486	94,435
Bad debt expense	(13,345)	-	(13,345)
Exchange rate loss	(1,924)	(754)	(1,170)
Total other income (expense)	$(1,195,708)	$(1,345,386)	$149,678

Our total other income (expense) mainly include amounts related to convertible loan notes which were fully converted into our common stock during the year ended December 31, 2015. These note conversions caused an increase in amortization of debt discount and loss on conversion of notes. Loss on derivative liabilities also increased due to the change in fair values of the derivative liabilities at each conversion and reporting date. There was also a gain on debt extinguishment of other liabilities and gain on settlement of liabilities. Gain on debt extinguishment of other liabilities included extinguishment of stock payable balance amounting to $82,850 and $34,071 related to balances written back that company owed to different static creditors from a long time. Gain on settlement of debt included write back of excess amount of accrued interest and monitoring fee payable relating to Eden loan as per the new arrangement between the lender (Eden) and the Company. The interest expense decreased because we paid back loans in cash and all of the convertible notes were converted into common stock of the Company during the year ended December 31, 2015. Bad debt expense consisted of static receivable balances from three parties, which were deemed uncollectible, hence written off during the year ended December 31, 2015.

The net income / (loss) for the years ended December 31, 2015 and 2014 amounted to $247,434 and $(2,222,129), respectively.

The Company´s Comprehensive income / (loss) for the years ended December 31, 2015 and 2014 amounted to $246,389 and $(2,221,084), respectively.

Comprehensive income / (loss):	12/31/2015	12/31/2014
Gain on foreign currency translation	$(1,045)	$1,045
Net income / (loss)	247,434	(2,222,129)
Comprehensive income / (loss)	$246,389	$(2,221,084)

At December 31, 2015 and December 31, 2014, the Company had 776,165,973 and 36,271,148 shares issued and outstanding, respectively, the weighted average number of common shares outstanding was 373,102,366 and 32,487,859 shares, respectively, hence, the earnings / (loss) per share at December 31, 2015 and 2014 was $0.001 and $(0.07), respectively.

BUSINESS DEVELOPMENT

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2015

At the beginning of 2015, we already had contracts with 8 companies. During 2015, we gained the following eight new clients:

1) Advanced Imaging Projects LLC.

Advanced Imaging Projects LLC. (“AIP”) based in Florida is a clinical stage specialty biopharmaceutical company that develops medicines for prevention, diagnosis and treatment of rare diseases in oncology, neurology and infectious diseases. Its mission is to make a meaningful difference to those impacted by maladies for which there are limited or no curative options. The company has an industry-leading pipeline of promising new drugs that have the potential to treat Parkinson’s disease, Tuberculosis and Cancer. These products make fundamental contributions to medical progress and form an integral part of the companion diagnostic, individualized immunotherapy and orphan drug arsenal; among the fastest growing and most successful segments in the pharmaceutical sector.

We have contracted to provide AIP with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

AIP agreed to pay us a 5% cash success fee on any capital funding raised and a further 8% success equity fee based on AIP’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

2) Energy Equity Resources (Norway) Limited.

Energy Equity Resources (Norway) Limited (“EER”) is an oil and gas company that is focused on the acquisition and development of concessions in proven hydrocarbon provinces in Nigeria.

We have contracted to provide EER with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

EER agreed to pay us a $30,000 cash fee and also a 1.5% cash success fee on any capital funding raised and a further 2.5% success equity fee based on EER’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

3) Hoqool Petroleum.

Hoqool Petroleum (“HOQ”) is an independent oil and gas exploration and production company, incorporated in the Kingdom of Bahrain. Hoqool is an Arabic word that means fields and particularly oil and gas fields. Hoqool was established in 2010. The founders combine vast and deeply rooted leaders who are experienced, knowledgeable and well recognized, both locally and internationally, covering the upstream sector of the oil and gas with more than 175 years of experience.

We have contracted to provide HOQ with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth.

HOQ agreed to pay us a 1.5% cash success fee on any capital funding raised and a further 10% success equity fee based on HOQ’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

4) INSCX Exchange (Central Clearing) Limited.

INSCX Exchange (Central Clearing) Limited. (“INSCX”) is the world’s first Nano-technology commodities exchange for the guaranteed physical delivery of Nano-Tech and other specialist materials, such as Polymers, Base Oils and Titanium Dioxide, more traditional materials where the exchange offers the only physical delivery hedging tool for producers and end users. INSCX offers the only global track and trade reporting system for engineered nanomaterials. The Exchange offers a highly effective, secure, regulatory and compliant framework for the emerging Nano-Tech industry. Commissioned by Lloyds (Bank) of London in 2010, INSCX is proving pivotal to enabling insurers to engage fully with upstream and downstream interest in this broad suite of materials.

We have contracted to provide INSCX with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Assist with a possible listing of the company´s shares on a recognized stock exchange.

INSCX agreed to pay us a $60,000 non-refundable cash fee and also a 5% cash success fee on any capital funding raised and a further 3% success equity fee based on INSCX’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

5) International FIM SRL.

International FIM SRL is a reputable Italian automotive parts manufacturer based in Bergamo (Milan, Italy). The company has a 17,000 square meter (153,000 square feet) factory located in Bergamo (Milan, Italy) just 100 miles north of Maranello (Modena) where Ferrari has its headquarters and employs over 180 people that manufacture automotive parts such as engine covers, front grills, wheel caps, emblems for the front hood, decorative emblems, airbag emblems, door emblems, instrument panels and chrome parts for the interior and exterior of cars along with many more items. The Company, previous called Lupini Targhe SPA, has been in operations since the 1960´s and has an impressive client list that varies from luxury brand names such as Lamborghini, Ferrari, Maserati, Porsche and Bentley to more common brand names such as General Motors, Ford, Alfa Romeo, Jaguar, Land Rover, BMW, Volkswagen, Fiat (Abarth), Audi, Skoda and many more.

We have contracted to provide FIM with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth.

FIM agreed to pay us a 10% cash success fee on any capital funding raised and a further 10% success equity fee based on International FIM SRL’s issued and outstanding shares, post capital funding. A possible listing on a recognized stock exchange will be subject to a separate agreement.

6) Primesite Developments Limited.

Primesite Developments Limited and its subsidiaries (“PS”), is a commercial and residential property development group based in the North West of England (United Kingdom).

We have contracted to provide PS with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Assist with a listing of the company´s shares on the NASDAQ OTCQB.

PS agreed to pay us a $300,000 cash fee and also a 5% equity fee. To date, PS has paid us $150,000 and has issued us 5,606,521 common shares and a further 450,000 Series “A” preferred shares.

7) Quartal Financial Solutions AG.

Quartal Financial Solutions AG (“QFS”) a Zurich - Switzerland based Financial Technology Company. QFS is a market leading Financial Technology software company providing specialized financial solutions to the global financial and insurance industry. Their suite of products focus on complex fee billing, revenue, commission, expense management and sophisticated high end reporting for global asset managers, banks, brokers, custodians, fund administrators, insurance companies, transfer agents and capital market firms.

We have contracted to provide QFS with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth; and

●	Assist with a listing of the company´s shares on the NASDAQ OTCQB.

QFS agreed to pay us a $300,000 cash fee. QFS also agreed to pay us a 5% equity fee and a further 3% cash success fee based on the capital funding QFS raises. To date, QFS has paid us $150,000 and has issued us 5% of QFS’ issued and outstanding shares.

8) TAM Mining Limited.

TAM Mining Limited is a North East African natural resources company.

We have contracted to provide TAM with the following services:

●	Act as a corporate finance advisor and introduce the client to capital funding;

●	Advise the client on possible corporate restructuring and assist the client in the preparation and authorization of documentation;

●	Use reasonable efforts through our marketing and public relations contacts to support and market the company, including: (i) where appropriate, arrange meetings and assist in presentations; (ii) assist the client, its management and advisors in negotiating definitive documentation; and (iii) otherwise assist the client with such other actions as may be necessary to accomplish organic and inorganic growth.

TAM agreed to pay us a $60,000 non-refundable cash fee.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2014

At the beginning of 2014, we already had contracts with five companies. During 2014, we gained the following 8 new clients:

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

3) Duo World Inc.

Duo World Inc. (“DUO”) a Nevada corporation, is a software company with subsidiaries in Sri Lanka, India and Singapore. DUO is an information technology and software solutions company, focused on bringing value to its clients through every customer interaction. DUO’s business model allows it to deliver consistent, quality service, at a scale and in the geographies that meet its clients’ business needs. They leverage their breadth and depth of capabilities to help companies create quality customer experiences across multiple channels, while increasing revenue and reducing their cost to serve their customers.

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

Unii agreed to pay us $60,000 for this initial ground work. Then in February of 2015, Unii agreed to a new contract whereby our Company would assist with a listing of their shares on a recognized exchange. The first part of this new agreement, $385,000, was paid to our Company in 2015.

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

Your MD agreed to pay us $25,000 for this initial groundwork. A possible listing on a recognized stock exchange will be subject to a separate agreement.

In 2014, our client Direct Security Integration Inc., decided not to pursue a listing of its stock on a recognized Stock Exchange.

LIQUIDITY AND CAPITAL RESERVES

Our consolidated financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company had a net income from operations of $1,443,142, a total Other Income (Expenses) amounting to $(1,195,708) and net income of $247,434 for the year ended December 31, 2015.

The Company had $42,163 in cash; net cash used in operations of $74,150 for the year ended December 31, 2015; and a working capital deficit of $2,147,109 and stockholders´ equity of $523,443 as of December 31, 2015. Some of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients, which over the years have become consistent

b)	Consummating and executing current engagements.

Whilst the Company´s current engagements are being consummated and executed, management may decide to raise further interim funding on a non-convertible basis.

The Company´s deferred revenue, $839,130 at December 31, 2015, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

The Company may also need to borrow funds with certain related parties, such as management, to sustain the Company’s existence.

Also, in the event that operating cash flows are slowed, the Company would reduce its overheads wherever possible.

It is important to note that the two largest debts stated on our current liabilities are non-collateralized and non-convertible loans and any monies owed to management can be forgiven, if necessary.

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

FUTURE PLANS

Our specific plan of operations and milestones through March 2017 are as follows:

To date we have 15 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth:

	Client:	Sector:

1	Regis Card Group Limited	Prepaid cards and payment services.

2	Arrow Cars International Inc.	Long term car rental.

3	Medinas Holdings BV	Therapeutical stomach cancer treatment.

4	Duo World Inc	Software development and integration.

5	VT Hydrocarbon Holdings (Pte.)	LNG Gas storage.

6	Authenta Trade	Bitcoin.

7	ATC Enterprises DMCC	Diamonds.

8	Unii Limited	Mobile Applications such as “Fling”.

9	Energy Equity Resources (Norway) Limited	Natural resources.

10	Scandinavian AgriTex Co. Limited	Cotton and clothing industry.

11	Tam Mining Limited	Natural resources.

12	Primesite Developments Limited	Residential and commercial Development.

13	International FIM SRL	Manufacturing of automotive car parts.

14	INSCX Exchange Limited	Nano-technology exchange.

15	Quartal Financial Solutions AG	Financial Technology

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain registered investment houses and funds in London (United Kingdom)

●	An Austrian management consultancy firm based in Vienna (Austria)

●	Various investment banks based in Dubai (UAE)

●	Certain Private Banks based in Amsterdam (Holland), Luxembourg (Luxembourg) and Zurich in Switzerland

●	Various family offices in Dubai (UAE)

●	Various introducers to Capital based on the East and West coast of the US

●	Various introducers to Capital based in South East Asia

●	Yemon (Pvt.) Limited – An introducer of new business based in Sri Lanka

●	MEPEX – A Bahrain Oil and Gas exhibit with over 280 members

●	Sixfoursixfour Limited and the World Nano Foundation

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

2)	NEW BUSINESS

During next 12 months, we believe that we have the capacity to sign at least another 12 new clients in various sectors and located around the globe.

3)	DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the Company allowing us a license to trade in the area. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

4)	SOUTH EAST ASIAN EXPANSION

We will continue to establish a firm presence in South East Asia where we are attracting clients, relationships and awareness.

5)	OPEN AN OFFICE IN THE US.

Within the next 12 months, we plan to open an office on the east coast of the USA in order to substantially expand our network of introducers to new business and also professionals and consultants.

6)	EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during the next 12 months, which will hopefully enable us to:

●	Find potential merger and acquisition candidates.

●	Introduce our clients to brokers and investment bankers.

●	Introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing.

7)	DEVELOP IN HOUSE IT DEPARTMENT

Commencing initially with one member we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and therefore it will become vital in our cash flow forecasting.

8)	EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES.

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com/) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months.

9)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY

During the next 12 months, we intend to substantially expand our Middle Eastern, South East Asian and also our US networks in order to enable us to make introductions on a more institutional level. At present, we are being received with open arms by all of the financial communities with whom we have contact; hence, we have plans to host various hospitality events for our current clients, our key contacts and upper management of the Company.

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

11)	ROAD SHOWS

We will continue working on different “Road shows” in Dubai, Europe, South East Asia and the US.

12)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective as of the period covered by this report.

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

Management, under the supervision and with the participation of our principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report based on that criteria.

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

The names, addresses, ages and positions of our officers, directors and key employees are set forth below:

		First Year
Name	Age	as Director	Position

Charles Taylor	77	2015	Director and Chairman of the Board

Peter James Smith	47	2010	President, Chief Executive Officer and Director

Enzo Taddei	43	2011	Chief Financial Officer, Secretary and Director

Patrick V. Dolan	57	2015	New Business Development Managing Director and Director

The persons named above were elected to hold their offices until the next annual meeting of our stockholders.

CHARLES TAYLOR – CHAIRMAN OF THE BOARD OF DIRECTORS

Charles Taylor has served as the Chairman of the Board of Director of Global Equity International Inc. since October 7, 2015. Previously, he acted in an advisory role to a number of major investment banking houses, including Lehman Brothers and Goldman Sachs, analyzing investment portfolio strengths and strategies. He acted in an advisory capacity directly to Goldman Sachs and reviewed their investment portfolios for specific business improvement candidates. He then went on to lead teams in the “Turnarounds” of those targets.

In addition, he has led management consulting assignment teams in numerous industries. He has served as Vice-Chairman of the Board of a Telecom Italia subsidiary, Chairman of Amdahl Italia (an IT firm headquartered in Rome, Italy) and DMR Italia (a subsidiary of Fujitsu), CFO and Director of Monte Carlo Sat (a Monaco-based television operator), EVP and CFO of GBTIMES, Ltd (a Chinese Government owned EU media company) and founder and Chairman of the Board of Telos - a US-based renewable energy company.

In addition to these Board seats, Charles held an executive position as CFO of AT&T International, where he developed and managed operating budgets in 52 different countries, and as CFO of a $3 billion consumer products division of a major telecommunications company.

He has lectured at Thunderbird University, Bocconi University in Milan and Scuola Superiore Sant’ Anna in Pisa, Italy on IT Strategy, Technology Convergence and “The Global Village” – a course designed for business leaders seeking to extend operations into additional countries.

He received an undergraduate degree in economics from Fenn University, attended graduate marketing studies at Columbia University and attended additional graduate courses in economics and business at Wharton and Stanford.

PETER JAMES SMITH - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Smith has served as the President, Chief Executive Officer and Director of Global Equity Partners, PLC, our now wholly-owned subsidiary, since its formation on September 2, 2009. Mr. Smith has also served as the President, Chief Executive Officer and Director of the Company since December 31, 2010. Between June 1, 2006, and September 2, 2009, when he formed Global Equity Partners Plc., Mr. Smith was not employed and spent his time researching the market for the consulting business in which Global Equity Partners, PLC would be engaged. In 1993, he created an international financial services company in the Middle East and Asia, named Belgravia Financial Management, and served as the Chief Executive Officer of that firm until he resigned in May 2006. Between 1993 and May 2005, he built Belgravia Financial Management to 23 global offices, 5 country licenses, a Company with $2.2 billion under financial management. Belgravia Financial Management merged with Intervest SL and became Belgravia Intervest Group Limited. Belgravia Intervest Group Limited subsequently merged with Tally Ho Ventures, Inc. (TLYH.OB) on May 12, 2005. In 2006, Mr. Smith resigned from his position as Chief Executive Officer of Tally Ho Ventures, Inc. Tally Ho Ventures, Inc. subsequently changed its name to Premier Wealth Management, Inc. on September 26, 2007. Mr. Smith first qualified as a stockbroker in London in 1986 with Rensburg and Co. where he became both a registered equity trader and registered representative of the firm that is a UK registered, full service stockbroker trading equities, options, warrants, gilts and bonds. He also spent 12 months within that firm covering the back office facilities of a brokerage house including sales, purchase, rights, dividends and new issues. He then moved on to the London Traded Options Market where he passed his LTOM open outcry examinations to become an options trader for a subsidiary of ABN Amro bank called International Clearing Services (ICS). As an Options trader, his job was to trade options on behalf of all the firm’s clients and to hedge the positions of the market makers the firm cleared for in the equity market. As the sole dual qualified broker for ICS, he was constantly trading in either equities or options, either by open outcry or screen dealing on the London Stock Exchange Floor on Threadneedle Street.

ENZO TADDEI - CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR

Mr. Taddei was appointed as our Chief Financial Officer and a member of our Board of Directors on September 1, 2011. From November 2010 until December 8, 2011, when he resigned from such offices, Mr. Taddei was a member of the Board of Directors and part-time Chief Financial Officer of Networking Partners, Inc., a social networking company, now known as Sonant Systems Inc. Mr. Taddei resigned from such offices in order to devote more time and effort to our Company. However, Mr. Taddei is currently the Chief Executive Officer and sole Director of Sonant Systems, Inc. From March 2007 until May 2009, Mr. Taddei served as Chief Financial Officer of Dolphin Digital Media (a company engaged in social networking). From August 2006 until March 2007, Mr. Taddei served as Chief Financial Officer of Plays on the Net Plc. (an E-Commerce firm). From July 1999 until August 2006, Mr. Taddei served as director and partner of Adesso Res Asesores (an accounting firm). In addition to being an accountant and tax consultant by profession, Mr. Taddei is proficient in three languages: English, Spanish and Italian. He obtained a Degree in Economics from EADE University in Malaga (Spain) in 1998 and also a Bachelor in Business Administration (BBA) from the University of Wales in 1996. He also holds a “Masters Degree” in Spanish and International Taxation granted to him by EADE University in Malaga (Spain) in 2000.

PATRICK V. DOLAN – NEW BUSINESS DEVELOPMENT MANAGING DIRECTOR AND DIRECTOR

As a senior figure from the software and technology industries with over 20 years’ experience, Mr. Dolan has successfully held numerous senior management positions within large and small enterprises in the U.S., Asia Pacific and in Europe. Often hand selected and recruited, Patrick has proven himself as the right person to correct the issues that typically prevent the success of many companies today. Patrick’s “Make it Work” approach, which has included providing the right amount of capital at the right time, building a focused and dedicated sales force, as well as infrastructure and restructuring changes, has made him standout as one of the best company restructuring professionals in recent times. Patrick possesses expertise and extensive knowledge in managing large global operations, which include such companies as Standard & Poors, Dow Jones, Citibank, State Street and, more recently, Merchant Capital. His overachievements while with Merchant Capital not only produced a tremendous amount of new clientele, but it also allowed him the privilege of being introduced to a broader range of companies and professionals who came to him seeking professional assistance. Utilizing his broad range of business expertise, Patrick often placed himself in the middle of these situations and successfully produced the changes that were necessary to achieve the company’s growth objectives. In the last 12 years, he has also worked within the technology and software sectors with small to medium sized companies, while expanding their operations and increasing revenues as part of their executive teams. Patrick has also worked closely with numerous Private Equity and Venture Capital Firms in Europe and the U.S., principally as an executive retained and placed within companies who were part of their investment portfolios. Patrick brings a wealth of experience from both an operational and capital raising perspective and has significant contacts across the financial markets.

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

DIRECTOR QUALIFICATIONS

We do not have a formal policy regarding director qualifications. In the opinion of Peter J. Smith, our President and majority shareholder, Messrs. Dolan, Taddei and he have sufficient business experience and integrity to carry out the Company’s plan of operations. Messrs. Dolan, Smith and Taddei recognize that the Company will have to rely on professional advisors, such as attorneys and accountants with public company experience to assist with compliance with Exchange Act reporting and corporate governance matters.

DIRECTORSHIPS

None.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus / Other compensation ($)	Note	Stock Awards ($)	Note	All other stock compensation (s)	Note	Total ($)

Peter J. Smith	2015	$198,450	(1)	$133,178	(2)	$-		$-		331,628
President, Chief	2014	$184,500		$120,000		$-		$-		$304,500
Executive Officer & Director	2013	$180,000		$60,000		$240,000		$-		$480,000

Enzo Taddei	2015	$198,450	(3)	$45,000	(4)	$-		$-		$243,450
Chief Financial	2014	$184,500		$45,000		$-		$-		$229,500
Officer, Secretary & Director	2013	$180,000		$-		$240,000		$-		$420,000

Patrick V. Dolan	2015	$132,300	(5)	$-		$-		$-		$132,300
Director	2014	$120,000		$-		$80,000		$-		$200,000
	2013	$120,000		$5,000		$-		$-		$125,000

Charles Taylor	2015	$-		$-		$40,000	(6)	$-		$40,000
Chairman of the	2014	$-		$-		$-		$-		$-
Board of Directors	2013	$-		$-		$-		$-		$-

(1)	$151,374 paid in cash, $51,044 was accrued and $106,056 of the 2015 salary and the accrued 2014 salary was converted into common restricted shares.

(2)	$133,178 equated to Mr. Smith´s personal rent in Dubai, which was paid by the company in cash.

(3)	$112,714 paid in cash, $59,206 was accrued and $173,901 of the 2015 salary and the accrued 2014 salary was converted into common restricted shares.

(4)	$45,000 paid in cash.

(5)	$66,391 paid in cash, $42,625 was accrued and $118,199 of the 2015 salary and the accrued 2014 salary was converted into common restricted shares.

(6)	100% of the agreed salary was paid in common restricted shares of the company.

EMPLOYMENT AGREEMENTS SUMMARY

PETER JAMES SMITH:

Mr. Smith’s employment agreement with the Company was renewed on January 1, 2016, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Executive Officer (CEO) and Director on Board of Directors.

2.	COMPENSATION: $210,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

3.	EMPLOYMENT:

(a)	Employment will continue for 36 months.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to twelve months salary.

(b)	If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to five years annual salary via the life assurance scheme.

5.	RENTAL ALLOWANCE:

The company will pay the CEO´s rent in Dubai up to a maximum of $30,000 per quarter.

6.	COMISSION INCENTIVES

The Company agreed to pay a cash bonus equivalent to 6% of all of the gross cash success fees that the Company receives during the term of the employment agreement.

ENZO TADDEI:

Mr. Taddei’s employment agreement with the Company was renewed on January 1, 2016 and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Financial Officer (CFO) and Director on Board of Directors

2.

COMPENSATION:

$210,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis. It was also agreed that the company would pay a bonus of 12% of the annual salary in June of each year.

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

(b)

If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to five years annual salary via the life assurance scheme.

5.	COMISSION INCENTIVES

The company agreed to pay a cash bonus equivalent to 6% of the gross cash success fees that the Company receives during the term of the employment agreement.

PATRICK V. DOLAN:

Mr. Dolan’s employment agreement with the Company’s subsidiary, Global Equity Partners Plc, was executed effective March 1, 2016 and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Managing Director of Global Equity Partners Plc.

2.	COMPENSATION: $132,000 per annum. The salary will be paid on a monthly basis.

3.	EMPLOYMENT:

(a)	Employment will continue for 24 months.

4.	COMISSION INCENTIVES

The company agreed to pay a cash bonus equivalent to 3% of the gross cash success fees that the Company receives during the term of the employment agreement.

CHARLES TAYLOR:

Mr. Taylor’s employment agreement with the Company was executed effective October 7, 2015 and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chairman of the Board of Directors.

2.	COMPENSATION:

1,000,000 common restricted shares of Global Equity International Inc. equivalent to $40,000.

3.	EMPLOYMENT:

(a)	Employment will continue for 6 months with an option to renew the agreement for a further 6 months where there would be a monthly cash salary contemplated.

STOCK OPTION AND OTHER COMPENSATION PLANS.

Aside from the employment agreements with Messrs. Dolan, Smith and Taddei, the Company currently does not have a stock option or any other compensation plan and we do not have any plans to adopt one in the near future.

COMPENSATION OF DIRECTORS

Our directors do not receive any compensation for serving as a member of our board of directors, as they are compensated pursuant to their employment agreements as officers of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

INDEMNIFICATION.

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

SECURITIES AND EXCHANGE COMMISSION POSITION ON INDEMNIFICATION.

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

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Notes	Percent of Class

Common Stock	Peter J. Smith,	271,160,920	1	34.96%
	38 Frond “F” Palm Jumeirah,
	Dubai, UAE.

Common Stock	Enzo Taddei,	226,167,448	2	29.14%
	Apt. 6701, Golden Mile,
	Building 6, Palm Jumeirah,
	Dubai, UAE.

Common Stock	Patrick V. Dolan	47,784,404	3	6.16%
	24 Harthill Road
	Liverpool L18 6LY
	United Kingdom

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(b) Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Peter J. Smith	271,160,920	(1)	34.96%

Common Stock	Enzo Taddei	226,167,448	(2)	29.14%

Common Stock	Patrick V. Dolan	47,784,404	(3)	6.16%

Common Stock	Charles Taylor	1,000,000	(4)	0.13%

Common Stock	All officers and directors as a group (4 persons)	546,112,772		70.39%

(1)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(2)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(4)	Mr. Taylor is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees. We incurred an aggregate fee of $24,500 for the audit of our annual financial statements for the year ended December 31, 2015 and quarterly reviews for two quarters (June 30, 2015 and September 30, 2015), to be paid to our auditors, Salberg & Company PA. We also incurred a fee of $10,000 for the re-audit of our annual financial statements for the year ended December 31, 2014 due to the fact that our predecessor auditors, De Joya Griffith, de-registered from the PCAOB.

We also incurred in a fee of $3,500 for our March 31, 2015 quarterly review carried out by our prior auditors, De Joya Griffith.

During the fiscal year ended December 31, 2014, we incurred $26,055 aggregate fees billed by the Company’s predecessor auditors, De Joya Griffith, for services rendered for the review of the financial statements included in our quarterly reports on Form 10-Q and the annual audit for the year ended December 31, 2014.

2)	Audit-Related Fees. During fiscal years ended December 31, 2015 and 2014, our current and prior auditors did not receive any fees for any audit-related services.

3)	All Other Fees. None.

4)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2015 and 2014 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Global Equity International Inc.

We have audited the accompanying consolidated balance sheets of Global Equity International, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Equity International, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a net income and net cash used in operations of $247,434 and $74,150, respectively for the year ended December 31, 2015. The Company has a working capital deficit and stockholders’ equity of $2,147,109, and $523,443, respectively, at December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 18, 2016

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets

Current Assets
Cash	$42,163	$19,026
Accounts receivable	-	2,520
Prepaids	86,398	6,248
Other current assets	7,982	9,481
Loans receivable	-	10,825
Total current assets	136,543	48,100

Investments, cost	2,650,471	3,000

Fixed assets, net	20,081	30,224

Total assets	$2,807,095	$81,324

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity / (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$372,993	$114,191
Accounts payable and accrued liabilities - related parties	203,609	360,984
Deferred revenue	839,130	462,015
Loans payable - related parties	-	58,595
Accrued interest	304,569	657,918
Loans payable - net of unamortized issue costs and discount of $11,667 and $0, respectively	563,351	440,018
Convertible notes payable - net of unamortized discount of $0 and $87,064, respectively	-	79,936
Embedded conversion option derivative liabilities	-	301,937
Total current liabilities	2,283,652	2,475,594

Long term liabilities
Convertible loan payable - related party - net of unamortized discount of $0 and $268,189, respectively	-	33,800
Embedded conversion option derivative liabilities - related party notes	-	393,510
Total liabilities	$2,283,652	$2,902,904

Redeemable Series A, Convertible Preferred Stock: 5,000,000 shares authorized; 0 and 1,983,332 issued and outstanding, respectively.	-	1,020,000

Commitments and contingencies (Note 12)

Stockholders’ Equity / (Deficit)

Common stock: 1,000,000,000 shares authorized; $0.001 par value 776,165,973 and 36,271,148 shares issued and outstanding, respectively.	$776,166	$36,271
Additional paid in capital	6,934,493	3,472,904
Stock payable	-	82,850
Accumulated deficit	(7,187,216)	(7,434,650)
Accumulated other comprehensive income	-	1,045
Total stockholders’ equity / (deficit)	523,443	(3,841,580)

Total liabilities, redeemable preferred stock & stockholders’ equity / (deficit)	$2,807,095	$81,324

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended,
	December 31, 2015	December 31, 2014

Revenue - Clients	$3,165,356	$515,000
Revenue - Related party clients	148,000	-
Total revenue	3,313,356	515,000

General and administrative expenses	454,859	314,095
Salaries	1,071,999	816,323
Professional services	332,105	254,953
Depreciation	11,251	4,372
Impairment of investment	-	2,000
Total operating expenses	1,870,214	1,391,743

Net income / (loss) from operations	$1,443,142	$(876,743)

Other income (expense):
Interest expense	(337,106)	(608,973)
Finance Charges	(124,175)	-
Amortization of debt discount	(355,253)	(299,535)
Loss on derivative liabilities	(407,482)	(227,495)
Loss on conversion of notes and other liabilities	(733,922)	(369,949)
Gain on settlement of debt	660,578	138,834
Gain on extinguishment of other liabilities	116,921	22,486
Bad debt expense	(13,345)	-
Exchange rate loss	(1,924)	(754)
Total other income (expense)	$(1,195,708)	$(1,345,386)

Net income (loss)	$247,434	$(2,222,129)

Weighted average number of common shares outstanding - basic & dilutive	373,102,366	32,487,859

Net income (loss) per common share - basic & dilutive	$0.001	$(0.07)

Comprehensive income (Loss):
(Loss) / gain on foreign currency translation	(1,045)	1,045
Net income (loss)	247,434	(2,222,129)
Comprehensive income (Loss)	$246,389	$(2,221,084)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the years ended December 31, 2015 and 2014

			Additional			Accumulated Other	Total Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Equity /
	Shares	Amount	Capital	Payable	Deficit	Income / (Loss)	(Deficit)

Balance - December 31, 2013	31,044,202	$31,045	$2,657,659	$82,850	$(5,212,521)	$-	$(2,440,967)

Common stock issued in settlement of debt and accrued interest	3,908,446	3,908	613,621	-	-	-	617,529

Common stock issued for services	818,500	818	105,457	-	-	-	106,275

Common stock issued in lieu of salary bonus ($0.16 per share)	500,000	500	79,500	-	-	-	80,000

Debt discount on note converted	-	-	16,667	-	-	-	16,667

Net loss	-	-	-	-	(2,222,129)	-	(2,222,129)

Other comprehensive income	-	-	-	-	-	1,045	1,045

Balance - December 31, 2014	36,271,148	$36,271	$3,472,904	$82,850	$(7,434,650)	$1,045	$(3,841,580)

Common stock issued in settlement of debt and accrued interest	557,956,997	557,957	1,222,927	-	-	-	1,780,884

Common stock issued in settlement of accrued salary and commission	175,297,274	175,297	1,071,210	-	-	-	1,246,507

Common stock issued for services provided	6,640,554	6,641	147,452	-	-	-	154,093

Cancellation of preferred stock	-	-	1,020,000	-	-	-	1,020,000

Stock payable written back	-	-	-	(82,850)	-	-	(82,850)

Net income	-	-	-	-	247,434	-	247,434

Other comprehensive loss	-	-	-	-	-	(1,045)	(1,045)

Balance - December 31, 2015	776,165,973	$776,166	$6,934,492	$-	(7,187,216)	$-	$523,443

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statement of Cash Flows

	For the years ended,
	December 31, 2015	December 31, 2014

Cash flows from operating activities
Net income / (loss)	$247,434	$(2,222,129)

Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities
Depreciation	11,251	4,372
Common stock issued for bonus	-	80,000
Consulting revenue as repayment of loan	-	(50,000)
Common stock issued for services rendered	155,827	106,275
Securities received as payment for services	(2,647,471)	-
Loss on conversion of notes	733,922	369,949
Loss on derivate liability - Notes payable	407,482	227,495
Gain on settlement of debt	(660,578)	(138,834)
Gain on extinguishment of other liabilities	(116,921)	(22,486)
Amortization of debt discount	355,253	299,535
Impairment loss on available for sale marketable securities	-	2,000
Bad debts	13,345	-

Changes in operating assets and liabilities:
Prepaids	(80,150)	26,049
Accrued interest and finance charges	441,358	608,973
Accounts payable and accrued liabilities	445,780	91,464
Accounts payable - related parties	240,704	168,931
Deferred revenue	377,115	215,015
Accounts receivable	-	-
Other current assets	1,499	442,719

Net cash (used in) / provided by operating activities:	$(74,150)	$209,328

Cash Flows used in investing activities:
Office furniture and equipment, net	(1,108)	(26,779)
Loans given to non-affiliate	-	(4,825)

Net cash used in investing activities	$(1,108)	$(31,604)

Cash flows from financing activities:
Proceeds from loans - related parties	48,422	1,401
Repayment of loans - related parties	(5,500)	-
Convertible loan payable	-	240,500
Proceeds from notes payable	100,000	-
Proceeds from issuance of common stock	-	-
Repayment of notes payable	(43,482)	(450,500)
Proceeds from issuance of common stock	-	-

Net cash provided by / (used in) financing activities	$99,440	$(208,599)

Net increase / (decrease) in cash	$24,182	$(30,875)

Effect of Exchange Rates on Cash	(1,045)	1,045

Cash at Beginning of Year	$19,026	$48,856

Cash at End of Year	$42,163	$19,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,981	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into shares	$637,820	$124,534
Cancellation of notes payable and subscription receivable against it	-	100,000
Debt discount and issuance costs recorded on notes payable	$35,000	$5,000
Accounts payable and accrued salaries settled in shares	$552,958	$-
Cancellation of redeemable series A preferred stock	$1,020,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 - Organization and Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International, Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of Global Equity Partners Plc. called GE Professionals DMCC. Global Equity Partners Plc. is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai).

Revenue is generated from business consulting services, introduction fees, and equity participation.

Note 2 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All amounts in the consolidated financial statements are stated in U.S. dollars.

Note 3 - Going Concern

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

As reflected in the accompanying consolidated financial statements, the Company had a net income of $247,434 and net cash used in operations of $74,150 for the year ended December 31, 2015; and a working capital deficit of $2,147,109 and stockholders´ equity of $523,443 as of December 31, 2015. Some of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability for the Company to continue its operations is primarily dependent on:

a) Continually engaging with new clients which over the years has become consistent.

b) Consummating and executing current engagements.

Whilst the Company´s current engagements are being consummated and executed, management may decide to raise further interim funding on a non-convertible basis.

The Company´s deferred revenue, $839,130 at December 31, 2015, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

The Company may also need to borrow funds with certain related parties, such as management, to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overheads wherever possible.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

It is important to note that the two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans.

Finally, any monies owed to management can be forgiven if necessary.

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its 100% subsidiary Global Equity Partners Plc. and Global Equity Partners Plc. is the parent company of its 100% subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying financial statements include allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation of fixed assets, valuation allowance on deferred tax assets, derivative valuations, and equity valuations for non-cash equity grants.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and at December 31, 2014, respectively, the Company had no cash equivalents.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s Dubai subsidiary is the Arab Emirates Dirham (AED). All foreign currency balances and transactions are translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated using spot rate prevailing at each historical transaction date. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Since the AED is tagged to the U.S. dollar, translation gains and losses are always de minimis. Gains and losses resulting from foreign currency transactions are included in the statement of operations.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any other than temporary impairment during 2015 and recorded a $2,000 impairment in 2014.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Fixed Assets

Fixed assets are stated at cost of acquisition less accumulated depreciation. Depreciation is provided based on estimated useful lives of the assets. Cost of improvements that substantially extend the useful lives of assets can be capitalized. Repairs and maintenance expenses are to be charged to expense when incurred. In case of sale or disposal of an asset, the cost and related accumulated depreciation are removed from the consolidated financial statements.

Beneficial Conversion Features

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

Original issue discount

If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Valuation of Derivative Instruments

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with freestanding derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. When a note containing a bifurcated embedded derivative is converted, the note balance and the related derivative balance are relieved and a gain or loss on extinguishment is recorded. At December 31, 2015 and 2014, the Company had a derivative liability balance of $0 and $695,447, respectively.

Revenue Recognition

We recognize revenue from the services we provide in accordance with ASC Topic 605, Revenue Recognition. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned, which is generally, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration.

We receive consideration in the form of cash and/or securities.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

We recognize cash consideration as revenues as the services are performed either on a pro rata basis or on a milestone basis.

Securities received as consideration are often earned at a point in time when the specified event occurs and the securities are issued to us. Therefore, we measure and recognize these securities received at fair value on the date of receipt. If securities are received in advance of completion of our services, the fair value will be recorded as deferred revenue and recognized as revenue as the services are competed.

All revenues are generated from clients whose operations are based outside of the United States.

At December 31, 2015 and 2014, the Company had the following concentrations of accounts receivables with customers:

Customer	December 31, 2015	December 31, 2014

ACI	0%	100%

For the years ended December 31, 2015 and 2014, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2015	December 31, 2014

VTH	0%	3.89%
AUT	0%	11.65%
ATC	0%	5.83%
PCI	0%	5.83%
YMD	0%	4.85%
IOA	0%	4.85%
STV	0%	4.85%
DSI	0%	22.33%
SAC	1.81%	4.85%
MHB	0.91%	19.42%
UNI	6.10%	11.65%
DUO	31.25%	0%
TAM	1.81%	0%
EER	0.91%	0%
MGP	1.81%	0%
PDI	49.96%	0%
QFS	0.38%	0%
INSCX	0.60%	0%
ALP	4.46%	0%
	100%	100%

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the years ended December 31, 2015 and 2014:

Balance, December 31, 2013	$247,000
New payments received in 2014	512,015
Revenue recognized during 2014	(297,000)
Balance, December 31, 2014	$462,015
New payments received in 2015	2,099,520
Revenue recognized during 2015	(1,722,405)
Balance, December 31, 2015	$839,130

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On November 15, 2010, the date of the reverse recapitalization, the Company became subject to U.S. federal and the state of Nevada income taxes. The Company files an unconsolidated income tax return to the tax authorities in U.S.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest for the years ended December 31, 2015 and 2014.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2012, 2013 and 2014 tax years.

The Company’s subsidiary, GEP, is incorporated under the laws of the Republic of Seychelles (“Seychelles”). A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. GEP did not do business in Seychelles for the years ended December 31, 2015 and 2014, and GEP does not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2015 and 2014. All business activities were performed by GEP in Dubai for the years ended December 31, 2015 and December 31, 2014. Dubai does not have an income tax.

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at December 31, 2015, the Company had no common stock equivalents, which, if exercisable, would be dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

December 31, 2015 and 2014

The carrying amounts reported in the balance sheet for prepaid expenses, accounts receivable, accounts payable, accounts payable to related parties and loans payable to related parties, approximate fair value are based on the short-term nature of these instruments.

The Company measures its derivative liabilities at fair market value on a recurring basis and measures its non-marketable securities at fair value on a non-recurring basis. Consequently, the Company had gains and losses reported in the statement of operations.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2015	December 31, 2014
Level 3 – Non-Marketable Securities – Non-recurring	$2,650,471	$3,000
Level 3 – Derivative liabilities – Recurring	$-	$(695,447)

During 2014, the Company recorded impairment of non-marketable securities of $2,000. There was no impairment of non-marketable securities in 2015.

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

Management believes that an “other-than-temporary impairment” would be justified, as according to ASC 320-10 an investment is considered impaired when the fair value of an investment is less than its amortized cost basis. The impairment is considered either temporary or other-than-temporary. The accounting literature does not define other-than-temporary. It does, however, state that other-than-temporary does not mean permanent, although, all permanent impairments are considered other-than-temporary. The literature does provide some examples of factors, which may be indicative of an “other-than-temporary impairment”, such as:

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

December 31, 2015 and 2014

Management believes that the fair value of its investment has been correctly measured, as the length of time that the stock has been less than cost is nominal.

Changes in Level 3 assets measured at fair value for the years ended December 31, 2015 and 2014 were as follows:

Balance, December 31, 2013	$5,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	-
Impairment loss	(2,000)
Balance, December 31, 2014	3,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	2,647,471
Impairment loss	-
Balance, December 31, 2015	$2,650,471

Derivative liabilities — These instruments result from certain of our notes, which are convertible, based on a discount to the market value of our common stock. These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the year ended December 31, 2015.

Balance, December 31, 2014	$695,447
Initial derivatives recorded from 1/1/2015 to 12/31/2015	-
Changes in fair value from 1/1/2015 to 12/31/2015	407,482
Reduction of derivative from debt conversions or paybacks	(1,102,929)
Reclassifications to/from APIC for the change in status	-
Balance, December 31, 2015	$-

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements other than discussed below:

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 5 - Loans Receivable

On March 22, 2013, the Company granted a loan to a third party, Dreamscapes Properties International Inc. The principal amount loaned was $6,000, the agreed interest rate was 5% per annum, and the loan would have to be repaid no later than one year from the date that the loan was granted. During the year ended December 31, 2015, the company wrote off $6,000 as this amount was deemed as uncollectible.

In October 2014, the Company granted a loan to another third party. The principal amount loaned was $4,825. It was agreed that no interest would be paid and that the loan would have to be repaid no later than one year from the date that the loan was granted. During the year ended December 31, 2015, the company wrote off $4,825 as it was deemed uncollectible.

Note 6 - Investments

The Company holds following common equity securities in private and reporting companies:

	12/31/2015		12/31/2014
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	2,000,000	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	1,500,000	$-	1,500,000	$-	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	$-	3,200,000	$-	Private Company
Arrow Cars International Inc.	3,000,000	$3,000	3,000,000	$3,000	Reporting Company – OTC
Direct Security Integration Inc.	400,000	$-	400,000	$-	Private Company
Duo World Inc.	3,460,000	$865,000	-	$-	Private Company
Primesite Developments Inc.	5,606,521	$1,781,521	-	$-	Private Company
	19,166,521	$2,649,521	10,100,000	$3,000

The Company holds following preferred equity securities in private companies:

	12/31/2015		12/31/2014
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	500,000	$500	-	$-	Private Company
Primesite Developments Inc.	450,000	$450	-	$-	Private Company
	950,000	$950	-	$-

At June 30, 2013, the Company received 2,000,000 shares from a private company and client having a cost of $2,000 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 8.55% of the common stock in a private company in which the best evidence of value was the services rendered.

At December 31, 2014, there were identifiable events or changes in circumstances that had a significant adverse effect on the value of one of the investments; hence, the Company impaired $2,000 of the investments

On April 28, 2015, the Company received 3,460,000 common shares from a private company and client having a fair market value of $865,000 that has been treated as a cost method investment. The value of the cost method investment pertains to the receipt of 9.09% of the common stock in a private company in which the best evidence of value was the last available price at which shares were sold in a private placement. On April 28, 2015, the Company received 500,000 preferred shares from the same private company and client having a fair market value of $500 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of 10% of the preferred stock in this private company in which the best evidence of value was the services rendered.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On September 24, 2015, the Company received 4,500,000 common shares from a private company and client having a fair market value of $675,000 that is treated as a cost method investment. The value of the cost method investment pertains to partial receipt of 5% of the common stock in a private company in which the best evidence of value was based on the net asset value of the private company. On September 24, 2015, the Company also received 450,000 preferred shares from the same private company and client having a fair market value of $450 that is treated as a cost method investment. The value of the cost method investment pertains to the receipt of the preferred stock (10% of 4,500,000 common shares received) in the aforementioned private company in which the best evidence of value was the services rendered. On December 14, 2015, the Company further received 1,106,521 common shares from the same private company and client having a fair market value of $1,106,521 that is treated as a cost method investment. The value of the cost method investment pertains to partial receipt of 5% of the common stock in a private company in which the best evidence of value was based on the debt conversion price of the private company.

At December 31, 2015, there were no identifiable events or changes in circumstances that had a significant adverse effect on the value of the investments; hence, no impairment is required as at December 31, 2015.

Note 7 - Fixed Assets

Following table reflects net book value of fixed assets as at December 31, 2015 and 2014:

	12/31/2015	12/31/2014	Useful Life
Furniture and Equipment	$37,204	$36,095	3 to 5 years
Accumulated depreciation	$(17,123)	$(5,871)
Net fixed assets	$20,081	$30,224

Depreciation expense for the years ended December 31, 2015 and 2014 was $11,251 and $4,372, respectively.

Note 8 - Debt & Accounts Payables

(A) Accounts payable and accrued liabilities

The following table represents breakdown of accounts payable as of December 31, 2015 and December 31, 2014, respectively:

	12/31/2015	12/31/2014
Accrued salaries and benefits	$79,386	$13,658
Other payables & accrued liabilities	293,607	100,533
	$372,993	$114,191

On September 9, 2015, one of the employees of the Company decided to convert his accrued salary and commission balance to the common shares of the Company at $0.01 per share. As a result of this conversion, the Company issued 5,500,000 common shares having a fair value of $0.014 per share or $77,000 to the employee for his accrued salary and bonus of $55,000. As a result, $22,000 was recognized as net loss on conversion into stock.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On September 10, 2015, another employee of the Company decided to convert his accrued salary and commission balance to the common shares of the Company at $0.00735 per share. As a result of this conversion, the Company issued 10,749,000 common shares having a fair value of $0.0127 per share or $136,512 to the employee for his accrued salary and bonus of $79,000. As a result, $57,512 was recognized as net loss on conversion into stock.

On December 4, 2015, one of the employees of the Company decided to convert his accrued salary and bonus balance to the common shares of the Company at $0.0233 per share. Because of this conversion, the Company issued 892,790 common shares having a fair value of $0.0233 per share or $20,802, based on the quoted trading price, to the employee for his accrued salary and bonus of $20,000 and expenses payable of $802. As a result, no gain/loss was recognized on conversion into stock.

(B) Accounts payable and accrued liabilities – related parties

The following table represents the accounts payable to related parties as of December 31, 2015 and December 31, 2014, respectively:

	12/31/2015	12/31/2014
Salaries	$152,875	$353,913
Expenses	50,734	7,071
	$203,609	$360,984

On August 27, 2015, all of the officers and directors of the Company decided to convert their accrued salaries balance amounting to $398,156 to the common shares of the Company at $0.0025 per share, which is 50% of the average 20 days closing price prior to the conversion. Following is the breakdown of this conversion:

●	The Company issued 69,076,922 common shares at $0.0025 per share having a fair value of $0.0064 per share or $442,092 to Mr. Enzo Taddei for his accrued salary balance of $173,901. As a result, $268,191 was recognized as net loss on conversion into stock.

●	The Company issued 42,127,492 common shares at $0.0025 per share having a fair value of $0.0064 per share or $269,616 to Mr. Peter Smith for his accrued salary balance of $106,056. As a result, $163,560 was recognized as net loss on conversion into stock.

●	The Company issued 46,951,071 common shares at $0.0025 per share having a fair value of $0.0064 per share or $300,487 to Mr. Patrick Dolan for his accrued salary balance of $118,199. As a result, $182,288 was recognized as net loss on conversion into stock.

(C)	Related party – short term loans payable

The Company received loans from two of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of December 31, 2015 and 2014:

Balance, December 31, 2013	$57,194
Proceeds from loans	1,401
Repayments	-
Balance, December 31, 2014	$58,595
Proceeds from loans	48,422
Repayments	(5,500)
Converted to common stock	(101,517)
Balance, December 31, 2015	$-

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On August 27, 2015, both of the officers and directors of the Company decided to convert their short-term loans payable balance amounting to $101,517 to common shares of the Company at $0.0025 per share, which is 50% of the average 20 days closing price prior to the conversion. Following is the breakdown of this conversion:

●	The Company issued 11,776,756 common shares at $0.0025 per share having a fair value of $0.0064 per share or $75,371 to Mr. Enzo Taddei for his loan payable balance of $29,648. As a result, $45,723 was recognized as net loss on conversion into stock.

●	The Company issued 28,547,822 common shares at $0.0025 per share having a fair value of $0.0064 per share or $182,706 to Mr. Peter Smith for his loan payable balance of $71,869. As a result, $110,837 was recognized as net loss on conversion into stock.

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

On November 15, 2014, the board of directors agreed to modify the conversion terms of the loan and extend the term until December 31, 2015. The new conversion terms are as follows: 50% of the average 10 day closing price prior to the conversion. This modification caused the initial notes to be deemed extinguished. The company has accounted for the corresponding debt discount, derivate liability, and gain on extinguishment attached to these notes.

The principal balance outstanding of the loan payable account (net of unamortized debt discount of $268,189) as at December 31, 2014 was $33,800. During the year ended December 31, 2015, the Company converted the full amount of convertible loans outstanding to its officers and directors amounting to $301,989 and related accrued interest of $21,386 into its common stock by issuing 303,499,047 common shares, which makes the outstanding convertible loan and interest payable of $0 as at December 31, 2015. As a result, $119,322 was recognized as gain on conversion into stock.

During the year ended December 31, 2015, total interest of $17,297 was accrued and a total of $268,189 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on December 31, 2015 is $0, as the debt was fully converted into shares, thereby recognizing a net loss on derivative liability for the year ended December 31, 2015 of $206,765.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(E) Notes payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2014:

Date of Note	Principal (net of debt discount)	Accrued Interest	Total payable
October 9, 2013	$120,420	$106,196	$226,616
October 17, 2013	319,598	429,799	749,397
November 26, 2013	-	37,971	37,971
Balance at December 31, 2014	$440,018	$573,966	$1,013,984

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2015:

Date of Note	Principal (net of debt discount)	Accrued Interest	Total payable
October 9, 2013	$120,420	$106,196	$226,616
October 17, 2013	319,598	160,402	480,000
November 26, 2013	-	37,971	37,971
August 27, 2015	123,333	-	123,333
Balance at December 31, 2015	$563,351	$304,569	$867,920

●	On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at December 31, 2015 is $106,196. The Company also accrued $184,656 provision for potential damages due to the ongoing litigation in the Dubai Courts as of December 31, 2015 which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

Loan granted in 2013	$120,420
Interest accrued in 2013	56,196
Balance at December 31, 2013	$176,616

Interest accrued in 2014	50,000
Balance at December 31, 2014	$226,616

Interest accrued in 2015	-
Potential damages accrued in 2015	184,656
Balance at December 31, 2015	$411,272

●	On October 17, 2013, the Company secured a three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of Direct Security Integration Inc. and the note holder is currently trying to sell these shares. The shares used as a form of guarantee formed part of the assets of our Company.

On September 18, 2015, the Company and the note holder agreed to amend the previous terms of the agreement and both parties agreed on the new terms whereby the company is now liable to pay $500,000 as full and final payment of the October 17, 2013 loan principal, accrued interest, and all other related penalties. This repayment will not accrue any further interest or penalties. As a result, the Company has reversed the excess accrued interest and monitoring fee payable amounting to $660,578 recognized as a gain on settlement; leaving the principal loan balance of $319,598 and accrued interest balance $180,402 of as on September 30, 2015.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance $319,598 of as on December 31, 2015. The December 31, 2015 installment of $50,000, as per the amended agreement, has not been paid and the first installment in 2016 is not due until March 31, 2016.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Interest repayment	(20,000)
Excess interest and monitoring fee gain	(660,578)
Balance at December 31, 2015	$480,000

●	On August 27, 2015, the Company secured a six month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs. The interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the year ended December 31, 2015, $3,333 of the debt issuance costs and $20,000 of the debt discount balance was amortized to interest expense, leaving an unamortized issue cost and discount balance of $11,667.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs in 2015	23,333

Balance at December 31, 2015	$123,333
(Net of unamortized discount and issue costs of $11,667)

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

December 31, 2015 and 2014

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

The fair value of the derivative liability as at December 31, 2014, was determined using the Black Scholes option pricing model with a quoted market price of $0.0080, a conversion price of $0.00465, expected volatility of 474.25%, no expected dividends, a remaining term of 4 months and a risk-free interest rate of 0.04% resulting in a fair value per share of $0.0070 multiplied by the 11,327,736 shares that would be issued if the Note was exercised on the Effective Date. The fair value of the derivative liability as at December 31, 2015, was nil as this loan was fully converted into shares during the year ended December 31, 2015.

During the year ended December 31, 2014, a total interest of $2,677 was accrued and a total of $83,423 debt discount was amortized leaving an unamortized balance of $16,577. The fair value of derivative liability as on December 31, 2014 was $78,874, thereby recognizing a net loss of ($25,547) on derivative liability during the year ended December 31, 2014.

During the year ended December 31, 2015, the Company fully repaid $50,000 in principal and $4,024 of accrued interest by the issuance of 65,283,160 shares of common stock priced between $0.0011 and $0.0067per share. As a result, $6,757 was recognized as net gain on conversion into stock.

During the year ended December 31, 2015, total interest of $1,424 was accrued and a total of $16,575 debt discount was amortized leaving an unamortized balance of $0. The company recognized a net gain on derivative liability during the year ended December 31, 2015, of $61,641. As of December 31, 2015, this convertible debt has been fully extinguished.

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

December 31, 2015 and 2014

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

The fair value of the derivative liability as at December 31, 2014, was determined using the Black Scholes option pricing model with a quoted market price of $0.0080, a conversion price of $0.00465, expected volatility of 474.25%, no expected dividends, over remaining term of 4 months and a risk-free interest rate of 0.040% resulting in a fair value per share of $0.0070 multiplied by the 8,403,170 shares that would be issued if the Note was exercised on the Effective Date. The fair value of the derivative liability as at December 31, 2015 was nil as this loan was fully converted into shares during the year ended December 31, 2015.

During the quarter ended December 31, 2014, after the initial 180 days, the Company repaid $13,000 in principal by the issuance of 518,498 shares of common stock priced between $0.08 to $0.0844 per share. As a result, a total of $13,000 of debt discount was amortized and $27,364 was recognized as loss on conversion into stock.

During the year ended December 31, 2014, a total interest of $2,518 was accrued and a total of $85,579 debt discount was amortized leaving an unamortized balance of $14,421. The fair value of derivative liability as on December 31, 2014 was $58,511, thereby recognizing a net loss of ($38,056) on derivative liability during the year ended December 31, 2014.

During the year ended December 31, 2015, the Company fully repaid $37,000 in principal and $3,171 of accrued interest by the issuance of 24,570,088 shares of common stock priced between $0.0024 and $0.0057 per share. As a result, $14,641was recognized as net gain on conversion into stock.

During the year ended December 31, 2015, total interest of $652 was accrued and a total of $14,421 debt discount was amortized leaving an unamortized balance of $0. The company recognized a net loss on derivative liability during the year ended December 31, 2015 of $(157). As of December 31, 2015, this convertible debt has been fully extinguished.

●	JMJ Financial

On June 12, 2014, the Company issued a $250,000 convertible promissory note (the “JMJ Note”) to JMJ Financial, a Nevada sole proprietorship (the “Lender”). The JMJ Note provides up to an aggregate of $250,000 in gross proceeds. The JMJ Note matures on June 12, 2016, accrues interest of 12%, and is convertible into shares of common stock any time after the agreement was signed. The Conversion Price is the lesser of $.30 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Note also contemplated a further 10% discount to market if the shares were not deliverable by Deposits/Withdrawals at Custodian (DWAC). Accrued interest shall be paid in shares of common stock at any time at the discretion of the Lender pursuant to the conversion terms above. The Company opted to receive only $55,000 of the possible $250,000.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

During the year ended December 31, 2014, after the initial 90 days, the Company repaid $7,500 in principal by issuance of 600,000 shares of common stock at $0.0300 per share. As a result, a total of $7,500 of debt discount was amortized and $6,078 was recognized as loss on conversion into stock. The fair value of the derivative liability as at December 31, 2015 was nil as this loan was fully converted into stock during the year ended December 31, 2015.

During the year ended December 31, 2014, a total interest of $13,972, other fees of $4,400 were incurred, an accrued interest of $18,372 was recognized and a total of $20,194 debt discount was amortized leaving an unamortized balance of $34,807. The fair value of derivative liability as on December 31, 2014 was $112,941, thereby recognizing a net loss of ($62,363) on derivative liability during the year ended December 31, 2014.

During the year ended December 31, 2015, the Company fully repaid $47,500 in principal and $18,372 of accrued original issue discount by the issuance of 103,313,129 shares of common stock priced between $0.0010 and $0.0065 per share. As a result, $57,039 was recognized as net gain on conversion into stock.

During the year ended December 31, 2015, a total debt discount of $34,805 was amortized leaving an unamortized balance of $0. The company recognized a net gain on derivative liability during the year ended December 31, 2015 of $190,844. As of December 31, 2015, this convertible debt has been fully extinguished.

●	Asher Enterprises Inc.

On September 9, 2013, the Company secured a nine-month convertible loan for $32,500 with an 8% interest rate due on June 11, 2014. The terms of the conversion will be a 42% discount to market based on an average price calculated on the 10 trading days prior to the conversion date. If the Company opts to pay the loan back on or before the 9-month period ends, hence not converting the debt into equity; borrower shall make payment to the holder of an amount in cash (the “Optional Prepayment Amount”) equal to 130% of total amount due inclusive of principal and interest accrued. Between October and December of 2014, the note holder converted the loan by issuing 1,993,232 common shares of value $433,402 and recognizing a loss of $336,507 on conversion into stock.

During the year ended December 31, 2014, a total interest of $2,855 was paid and a total of $53,000 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on December 31, 2014 was $0, thereby recognizing a net gain of $9,105 on derivative liability during the year ended December 31, 2014.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

During the year ended December 31, 2014, a total interest of $657 was accrued and a total of $11,240 debt discount was amortized leaving an unamortized balance of $21,259. The fair value of derivative liability as on December 31, 2014 was $51,613, thereby recognizing a net loss of ($19,112) on derivative liability during the year ended December 31, 2014.

During the year ended December 31, 2015, total interest of $10,325 was accrued and a total of $21,259 debt discount was amortized leaving an unamortized balance of $0. The fair value of the derivative liability as of December 31, 2015 was $0 as this loan was paid in full during the quarter ended March 31, 2015 and the company recognized a gain of $51,613 on extinguishment of derivative liability balance.

●	Peter J. Smith

During the quarter ended March 31, 2013, the Company converted $209,475 of unpaid salary to a Convertible Loan Payable. This amount will be advanced for a term of two years, is repayable on demand, and will accrue interest at 10% on the loan period. The agreement also gave an option to the company´s CEO to convert all or part of the debt that the Company maintains with them into restricted shares at $1.20 per share.

On November 15, 2014, the board of directors agreed to modify the conversion terms of the loan and extend the term until December 31, 2015. The new conversion terms are now as follows: 50% of the average 10 day closing price prior to the conversion. This modification caused the initial note to be deemed extinguished. The Company has accounted for the corresponding debt discount, derivative liability, and gain on extinguishment attached to the note.

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

During the year ended December 31, 2014, the Company incurred interest expense of $21,037 and amortized $21,820 of debt discount for this convertible loan note leaving an unamortized balance of $173,138. The fair value of derivative liability as on December 31, 2014 was $254,043, thereby recognizing a net loss of ($59,085) on derivative liability during the year ended December 31, 2014.

During the year ended December 31, 2015, the Company converted full amount of convertible loan outstanding to Mr. Peter Smith into its common stock, which makes the outstanding convertible loan payable of $0 as at December 31, 2015.

During the year ended December 31, 2015, total interest of $11,555 was accrued and a total of $173,138 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on December 31, 2015, is recorded at $0 as the debt was fully converted into shares, thereby recognizing a net gain on derivative liability during the year ended December 31, 2015, of $128,481.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

On November 15, 2014, the board of directors agreed to modify the conversion terms of the loan and extend the term until December 31, 2015. The new conversion terms are now as follows: 50% of the average 10 day closing price prior to the conversion. This modification caused the initial note to be deemed extinguished. The company has accounted for the corresponding debt discount, derivate liability, and gain on extinguishment attached to the note.

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

During the year ended December 31, 2014, the Company incurred $11,500 in interest expense and amortized $11,979 of debt discount for this convertible loan note leaving an unamortized balance of $95,051. The fair value of derivative liability as on December 31, 2014 was $139,467, thereby recognizing a net loss of ($32,437) on derivative liability during the year ended December 31, 2014.

During the year ended December 31, 2015, the Company converted full amount of convertible loan outstanding to Mr. Enzo Taddei into its common stock, which makes the outstanding convertible loan payable of $0 as at December 31, 2015.

During the year ended December 31, 2015, a total interest of $5,742 was accrued and a total of $95,052 debt discount was amortized leaving an unamortized balance of $0. The fair value of derivative liability as on December 31, 2015 is recorded at $0 as the debt was fully converted into shares, thereby recognizing a net loss on derivative liability during the year ended December 31, 2015 of $78,284.

Note 9 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the US federal statutory rate of 35% as follows:

	2015	2014

Income Tax provision (benefit) at statutory rate:	$86,603	$(777,745)

Increase (decrease) in income tax due to:
Non-Taxable foreign earnings / losses	(402,915)	328,503
Amortization of debt discount	30,473	93,008
Loss on derivative liability	88,315	47,591
Loss on conversion of notes	328,464	129,482
Stock based compensation	54,539	65,196
Other non-deductible expenses	-	509
Change in valuation allowance	(185,478)	113,457

Total	$-	$-

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Net deferred tax assets and liabilities are comprised of the following:

	2015	2014

Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss carryforward	$66,190	$251,668
Valuation allowance	$(66,190)	$(251,668)
	$-	$-

Net deferred tax assets (liabilities)	$-	$-
Non-current assets (liabilities)	$-	$-
	$-	$-

The US parent entity´s expenses are funded by the foreign subsidiaries through a management fee which is included in the US parent´s unconsolidated US annual income tax return as taxable revenues.

The Company has not recorded deferred income taxes applicable to undistributed earnings of the foreign subsidiaries because there are cumulative losses in those subsidiaries through December 31, 2015. In the future the Company does not intend to record deferred income taxes applicable to undistributed future earnings of the foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers that whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2015 and 2014, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $(66,190) and $(251,668) has been provided in the accompanying financial statements as of December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company had approximately $189,000 of US net operating loss carryforwards that will expire starting in 2033.

The Company is not subject to any foreign income taxes for the years ended December 31, 2015 and 2014. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2012, 2013 and 2014 tax years.

Note 10 - Stockholders’ Equity (Deficit)

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

December 31, 2015 and 2014

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

(B) Common Stock

During the year ended December 31, 2015, the Company issued 739,894,825 common shares valued at their fair value of $3,181,479 in exchange for conversion of promissory notes, accrued interest, accrued salaries, and commission of $1,344,629 and related derivative liabilities of $1,102,928, thereby recognizing a net loss on conversion of $733,922.

Effective February 16, 2015, the Company amended its Articles of Incorporation (Article 3) to increase the number of shares of common stock, which the Company has the authority to issue from 70,000,000 to 500,000,000.

Effective August 3, 2015, the Company again amended its Articles of Incorporation (Article 3) to increase the number of shares of common stock available to issue from 500,000,000 to 1,000,000,000.

(C) Notes Receivable Common

On May 1, 2014, the Company entered into two Securities Purchase Agreements, one with Adar Bay LLC and the other with LG Capital Inc., each providing for the purchase of a Convertible Redeemable Note. The aggregate principal amount of each note was $100,000. The first note from each of the funders (“Buyers”) being in the amount of $50,000 each and the second (the “Second Note”) shall initially be paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the Buyer (“Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note in cash such that the Second Note may not be converted until it has been paid for in cash. The amount due under second note was classified as Contra Equity account and presented under the statement of stockholders’ deficit. On December 19, 2014 and December 24, 2014, respectively, the note holders unilaterally decided not to fund these second notes and hence the Second Note, along with the Buyers Note stands cancelled leaving $0 balance in notes payable and in the Contra Equity Account as at December 31, 2014.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 11 - Related Party Transactions

Following is the list of related parties and their relationships with the Company for the years ending on December 31, 2015 and 2014:

Name	Relationship
Mr. Charles D. Taylor	Director and Chairman of the Board
Mr. Peter J. Smith	President, Chief Executive Officer and Director
Mr. Enzo Taddei	Chief Financial Officer, Secretary and Director
Mr. Patrick V. Dolan	New Business Development Managing Director and Director
Alpha 1066, Inc.	Majority owned by two officers of the Company

On July 1, 2015, the Company entered into a consultancy agreement valued at $148,000 with a Nevada Corporation that is majority owned by the two officers of the Company, Mr. Peter Smith and Mr. Enzo Taddei. During the year ended December 31, 2015, the Company received $148,000 in cash as per the agreement and has provided the relevant consultancy services in due course of the business, thereby recognizing it as revenue from related party in the income statement.

On October 7, 2015, the Company employed and appointed Mr. Charles Taylor as Chairman of the Board of Directors under a renewable employment agreement (initially) for a period of six months. On October 16, 2015, the Company issued 1,000,000 shares of restricted common stock valued at a fair value of $0.0419 per share or $41,900 to Mr. Charles Taylor upon conversion of agreed salary compensation into equity of $40,000.

As discussed in Note 8(b), 8(c) and 8(d), following is the breakdown of related party balances as on December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Accounts payable and accrued liabilities – related parties	$203,609	$360,984
Short term loans payable – related parties	-	58,595
Accrued interest – related parties	-	56,873
Short term convertible notes – related parties (Net of unamortized discount of $268,189)	-	33,800

	$203,609	$510,252

Note 12 - Commitments and contingencies

On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repaid 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a for a five month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. The Company is currently in litigation, in the courts of Dubai, regarding the Able Foundation loan.

The plaintiff, the Able Foundation, is requesting a settlement of $411,272, which is the $226,616 currently owed, and an additional $184,656 accrued in 2015 as a provision for potential damages (see Note 8(e)).

On, June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Al Safar & Partners. Currently, there is a judgment against the Company (the defendant) for the recovery of $411,272.

The Company’s Dubai lawyers, Al Safar & Partners, has subsequently appealed this judgement based on the fact that they believe from a legal stand point that:

1)	the Company (the defendant) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem”.

2)	there is no legal existence of Global Equity Partners Plc. in Dubai as it is a Republic of Seychelles corporation hence the Courts of Dubai have no jurisdiction in the matter.

According to the Dubai lawyers, the judgement issued against the Company (the defendant) by the Dubai First Instance Court bears no legality and void therefore the Plaintiff´s claim should be rejected in its entirety.

These legal proceedings and appeal are currently ongoing. The Company intends to vigorously defend the litigation. At this time, the Company cannot predict the outcome of the litigation.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On October 7, 2015, the Company renewed its rent agreement for its head office at Dubai for a further period of two years amounting to a rental of $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This agreement is further renewable for a period of one year at 5% higher than the current rent.

Note 13 - Subsequent events

On February 29, 2016, the Company paid 363,400 preferred shares of Duo World Inc., which the Company was holding as an investment, to Yenom (Pvt.) Ltd. (“Yenom”). This issuance was for full and final payment of a commission due to Yenom for the introduction, in 2014, of Duo Software Limited a fully owned subsidiary of Duo World Inc.

On March 7, 2016, GE Professionals DMCC, a fully owned subsidiary of Global Equity Partners Plc., which, in turn, is a fully owned subsidiary of Global Equity International Inc., rendered its first invoice for a contract valued at $53,123 for an employment placement in a senior managerial role of a reputable Construction Company based in the Middle East.

On March 14, 2016, the Company received 2,271 common shares in one of its clients based in Switzerland, as per the consultancy agreement, in lieu of contractual services provided.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

2*	Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc., Global Equity Partners PLC and Stockholders of Global Equity Partners LLC

3.1*	Articles of Incorporation

3.(i).2**	Certificate of Amendment to Articles of Incorporation, effective February 16, 2015.

3.(i).3******	Certificate of Amendment to Articles of Incorporation, effective August 14, 2015.

3.2*	Bylaws

4.1***	Convertible Note, dated November 22, 2013, in the principal amount of $450,000, made by Global Equity International, Inc. and payable to Mr. Jason St. Pierre.

4.2*	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock

10.1*******	Employment Agreement dated January 1, 2016, with Peter J. Smith.

10.2*******	Employment Agreement dated January 1, 2016, with Enzo Taddei.

10.3*******	Employment Agreement dated March 1, 2016, with Patrick V. Dolan.

10.4*******	Employment Agreement dated October 7, 2015, with Charles Taylor.

10.5*	Consulting Agreement between Global Equity Partners Plc. and RFC K.K. dated October 19, 2011

10.6*	Consulting Agreement between Global Equity Partners Plc. and M1 Luxembourg AG dated December 20, 2010.

10.7****	Consulting Agreement, dated May 25, 2012, between the Company and Regis Card Limited

10.8****	Consulting Agreement, dated December 12, 2012, between the Company and Energy Solutions BV

10.9****	Consulting Agreement, dated November 20, 2012, between the Company and Innoveas AG

10.10****	Consulting Agreement, dated December 5, 2012, between the Company and Scorpion Performance, Inc.

10.11*****	Consulting Agreement, dated February 23, 2015, between the Company and Unii Limited.

14*	Code of Business Conduct and Ethics adopted on September 2, 2011

21*******	Subsidiaries

31.1*******	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*******	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*******	906 Certification of Principal Executive Officer

32.2*******	906 Certification of Principal Financial Officer

*	Incorporated by reference to the Company’s Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2015.

***	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 29, 2013.

****	Incorporated by reference to the Company’s Form 10-K Annual Report filed with the Commission on April 16, 2013.

*****	Incorporated by reference to the Company’s Form 10-K Annual Report filed with the Commission on April 14, 2015.

******	Incorporated by reference to the Company’s Form 8-K filed with the Commission on August 25, 2015.

*******	Filed herewith.

58

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Equity International, Inc.

Dated: March 18, 2016	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 18, 2016	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	President and Chief Executive Officer and
Director (Principal Executive Officer)

Dated: March 18, 2016	By:	/s/ Enzo Taddei
Enzo Taddei
	Its:	Chief Financial Officer, Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)

Dated: March 18, 2016	By:	/s/ Patrick V. Dolan
Patrick V. Dolan
	Its:	Managing Director

Dated: March 18, 2016	By:	/s/ Charles Taylor
Charles Taylor
	Its:	Chairman of the Board of Directors

59