Form 10-Q
period 2016-03-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2016-05-11
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Registrant’s telephone number: +971 (0) 42767576 / + (1) 321 200 0142

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2016, there were 780,515,973 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

Global Equity International, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2016

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$56,276	$42,163
Accounts receivable	60,033	-
Prepaids	54,987	86,398
Other current assets	7,990	7,982
Total current assets	179,286	136,543

Investments, cost	3,069,472	2,650,471

Fixed assets, net	17,685	20,081

Total assets	$3,266,443	$2,807,095

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$433,005	$372,993
Accounts payable and accrued liabilities - related parties	377,445	203,609
Deferred revenue	535,000	839,130
Loans payable - related parties	5,024	-
Accrued interest	304,569	304,569
Loans payable - net of unamortized issuance costs and discount of $0 and $11,667, respectively	440,018	563,351
Fixed price convertible note payable	135,000	-
Total liabilities	2,230,061	2,283,652

Commitments and contingencies (Note 10)

Stockholders' Equity

Common stock: 1,000,000,000 shares authorized; $0.001 par value: 777,165,973 and 776,165,973 shares issued and outstanding, respectively.	777,166	776,166
Additional paid in capital	6,958,689	6,934,493
Accumulated deficit	(6,699,473)	(7,187,216)
Total stockholders' equity	1,036,382	523,443

Total liabilities and stockholders' equity	$3,266,443	$2,807,095

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2016 and March 31, 2015 (Unaudited)

	For the three months ended,
	March 31, 2016	March 31, 2015

Revenue	$843,528	$15,000

General and administrative expenses	56,278	84,235
Salaries	195,780	269,901
Professional services	64,154	115,704
Depreciation	2,848	2,752
Total operating expenses	319,060	472,592

Income / (loss) from operations	$524,468	$(457,592)

Other income (expense):
Interest expense	-	(57,625)
Finance Charges	-	(93,226)
Amortization of debt discount	(11,667)	(130,772)
Loss on derivative liabilities	-	(92,856)
Gain on conversion of notes	-	36,073
Loss on extinguishment of debt and other liabilities	(25,119)	-
Gain on transfer of preferred stock	1,454	-
Exchange rate (loss) / gain	(1,392)	178
Total other income (expense)	(36,724)	(338,228)

Net income / (loss)	$487,744	$(795,820)

Weighted average number of common shares outstanding - basic & dilutive	776,176,962	48,357,432

Net income (loss) per common share - basic & dilutive	$0.00	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and March 31, 2015 (Unaudited)

	For the three months ended,
	March 31, 2016	March 31, 2015

Cash flows from operating activities
Net income / (loss)	$487,744	$(795,820)

Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities
Depreciation	2,848	2,752
Securities recorded as revenue for services	(695,995)	-
Securities paid for services	1,817	-
Gain on transfer of preferred stock	(1,454)	-
Loss on extinguishment of debt and other liabilities	25,119	-
Gain on conversion of notes	-	(36,073)
Loss on embedded conversion option derivative liabilities	-	92,856
Amortization of debt discount	11,667	130,772
Finance Charges	-	93,226

Changes in operating assets and liabilities:
Accounts receivable	(60,033)	-
Prepaids	31,411	(40,529)
Other current assets	(8)	1,433
Accounts payable and accrued liabilities	60,089	81,834
Accounts payable - related parties	173,836	(19,487)
Deferred revenue	(27,500)	460,000
Accrued interest	-	57,625

Net cash provided by operating activities:	9,541	28,589

Cash Flows used in investing activities:
Office furniture and equipment, net	(452)	(1,109)

Net cash used in investing activities	(452)	(1,109)

Cash flows from financing activities:
Proceeds from loans - related parties	5,724	-
Repayment of loans - related parties	(700)	-
Repayment of notes payable	-	(43,482)

Net cash provided (used) by financing activities	5,024	(43,482)

Net increase (decrease) in cash	14,113	(16,002)

Effect of Exchange Rates on Cash	-	(1,045)

Cash at Beginning of Period	42,163	19,026

Cash at End of Period	$56,276	$1,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into shares	$-	$70,247

 The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2015. The interim results for the period ended March 31, 2016 are not necessarily indicative of results for the full fiscal year.

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

Revenue is generated from business consulting services, introduction fees, employment placements and equity participation.

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

As reflected in the accompanying consolidated financial statements, the Company had a net income of $487,744 and net cash provided by operations of $9,540 for the three months ended March 31, 2016; and a working capital deficit of $2,050,775 and stockholders´ equity of $1,036,382 as of March 31, 2016. Some of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients which over the years has become consistent.

b)	Consummating and executing current engagements.

Whilst the Company´s current engagements are being consummated and executed, the Company may also have to resort to borrowing additional funds with certain related parties, such as management, and also third party funders on a non-discounted basis (if for shares, on a fixed price basis) to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overheads wherever possible and any monies owed to the management can also be forgiven, if necessary.

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

The Company´s deferred revenue, $535,000 at March 31, 2016, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and at December 31, 2015, respectively; the Company had no cash equivalents.

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

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

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s Dubai subsidiary is the Arab Emirates Dirham (AED). All foreign currency balances and transactions are translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss)”. Since the AED is tagged to the U.S. dollar, translation gains and losses are always de minimis, therefore a statement of comprehensive income (loss) is not presented. Gains and losses resulting from foreign currency transactions are included in the statement of operations.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the three months ended March 31, 2016 or 2015.

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

All revenues are generated from clients whose operations are based outside of the United States.

At March 31, 2016 the Company had the following concentrations of accounts receivable with customers:

Customer	March 31, 2016

PDI	54.14%
EEC	45.86%
100%

The Company had no accounts receivable at December 31, 2015.

For the three months ended March 31, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2016	March 31, 2015

SAC	0%	100%
PDI	36.65%	0%
QFS	54.16%	0%
INSCX	4.74%	0%
GPL	1.19%	0%
EEC	3.26%	0%
	100%	100%

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the three months ended March 31, 2016 and the year ended December 31, 2015:

Balance, December 31, 2015	$839,130
New payments received in Q1 2016	50,000
Cash deferred revenue recognized as revenue in Q1 2016	(77,500)
Securities deferred revenue recognized as revenue in Q1 2016	(276,630)
Balance, March 31, 2016	$535,000

Share-based payments

The Company recognizes all forms of share-based payments to employees, including stock option grants, warrants and restricted stock grants at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

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

As at March 31, 2016, the Company had no common stock equivalents, which, if exercisable, would be dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

The carrying amounts reported in the balance sheet for prepaid expenses, accounts receivable, accounts payable, accounts payable to related parties and loans payable to related parties, approximate fair value are based on the short-term nature of these instruments.

The Company measures its derivative liabilities at fair market value on a recurring basis and measures its non-marketable securities at fair value on a non-recurring basis. Consequently, the Company may have gains and losses reported in the statement of operations.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2016	December 31, 2015
Level 3 – Non-Marketable Securities – Non-recurring	$3,069,472	$2,650,471

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

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2016 were as follows:

Balance, December 31, 2015	$2,650,471
Realized and unrealized gains (losses)	-
Securities received for services during the period	419,365
Sales and settlements during the period	(364)
Impairment loss	-
Balance, March 31, 2016	$3,069,472

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements other than discussed below:

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-08,”Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which makes targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments, however, do not eliminate the significant judgments related to principal versus agent assessments. This guidance is effective for calendar year-end in 2018 for interim and annual reporting periods. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet.

Note 5 – Investments

The Company holds following common equity securities in private and reporting companies:

	3/31/2016		12/31/2015
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	2,000,000	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	1,500,000	$-	1,500,000	$-	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	$-	3,200,000	$-	Private Company
Arrow Cars International Inc.	3,000,000	$3,000	3,000,000	$3,000	Reporting Company – OTC
Direct Security Integration Inc.	400,000	$-	400,000	$-	Private Company
Duo World Inc.	3,460,000	$865,000	3,460,000	$865,000	Private Company
Primesite Developments Inc.	5,606,521	$1,781,521	5,606,521	$1,781,521	Private Company
Quartal Financial Solutions AG	2,271	$419,365	-	-	Private Company
	19,166,521	$3,068,886	19,166,521	$2,649,521

The Company holds following preferred equity securities in private companies:

	3/31/2016		12/31/2015
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	136,600	$136	500,000	$500	Private Company
Primesite Developments Inc.	450,000	$450	450,000	$450	Private Company
	586,600	$586	950,000	$950

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

On February 08, 2016, the Company entered into an agreement with Yenom (Pvt) Limited where the Company agreed to pay an equity commission, for the introduction of a client to the Company, in the form of transfer of 363,400 preferred shares (valued at $0.005 per share) of Duo World Inc. out of the 500,000 preferred shares which were owned by the Company at the year ended December 31, 2015. As a result of this transfer, the Company’s investment in preferred shares of Duo World Inc. was reduced to 136,600 preferred shares as on March 31, 2016 and a gain of $1,454 was recorded on transfer of this preferred stock.

On March 29, 2016, the Company received 1,815 common shares valued at CHF 160 or $163.89 and 456 common shares valued at CHF 261 or $267.34 from a private company and client having a fair market value of $419,365 that is treated as a cost method investment. The value of the cost method investment pertains to receipt of agreed common stock in a private company in which the best evidence of value was based on the management representation of that private company.

At March 31, 2016, there were no identifiable events or changes in circumstances that had a significant adverse effect on the value of the investments; hence, no impairment is required as at March 31, 2016.

Note 6 – Fixed Assets

The following table reflects net book value of fixed assets as at March 31, 2016 and December 31, 2015:

	03/31/2016	12/31/2015	Useful Life
Furniture and Equipment	$37,655	$37,204	3 to 5 years
Accumulated depreciation	$(19,970)	$(17,123)
Net fixed assets	$17,685	$20,081

Depreciation expense for the three months ended March 31, 2016 and March 31, 2015, was $2,848 and $2,752, respectively.

Note 7 – Debt & Accounts payables

(A) Accounts payable and accrued liabilities

The following table represents breakdown of accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015, respectively:

	3/31/2016	12/31/2015
Accrued salaries and benefits	$89,788	$79,386
Other payables & accrued liabilities	343,217	293,607
	$433,005	$372,993

(B) Accounts payable and accrued liabilities – related parties

The following table represents the accounts payable to related parties as of March 31, 2016 and December 31, 2015, respectively:

	3/31/2016	12/31/2015
Salaries	$319,308	$152,875
Expenses	58,137	50,734
	$377,445	$203,609

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

(C) Related party – short term loans payable

The Company received loans from two of its officers and directors. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of March 31, 2016:

Short term loans payable – related party – December 31, 2015	$-
Proceeds from loans	5,724
Repayments	(700)
Converted to common stock	-
Short term loans payable – related party – March 31, 2016	$5,024

(D) Notes payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at March 31, 2016:

Date of Note	Principal	Accrued Interest	Total payable
October 9, 2013	$120,420	$106,196	$226,616
October 17, 2013	319,598	160,402	480,000
November 26, 2013	-	37,971	37,971

Balance at March 31, 2016	$440,018	$304,569	$744,587

●	On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at March 31, 2016 is $106,196. The Company also accrued $184,656 provision for potential damages due to the ongoing litigation in the Dubai Courts as of March 31, 2016 which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. (See Note 10)

Loan granted in 2013	$120,420
Interest accrued in 2013	56,196
Balance at December 31, 2013	$176,616

Interest accrued in 2014	50,000
Balance at December 31, 2014	$226,616

Interest accrued in 2015	-
Potential damages accrued in 2015	184,656
Balance at December 31, 2015	$411,272
Interest accrued in Q1 2016	-
Balance at March 31, 2016	$411,272

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance $319,598 of as on December 31, 2015. The next two quarterly installments of $50,000 each, as per the amended agreement, have not been paid as of March 31, 2016 and the total outstanding balance owed to the lender is $480,000 as of March 31, 2016.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Interest repayment	(20,000)
Excess interest and monitoring fee gain	(660,578)
Balance at December 31, 2015	$480,000
Interest accrued in Q1 2016	-
Balance at March 31, 2016	$480,000

(E) Fixed price convertible note payable

On August 27, 2015, the Company secured a six month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

During the three months ended March 31, 2016, $1,667 of the debt issuance costs and $10,000 of the debt discount balance was amortized to interest expense, leaving an unamortized issue cost and discount balance of $0.

On March 18, 2016, the Company entered into an exchange agreement with the same lender whereby original purchase agreement dated August 27, 2015 was exchanged with the new agreement to extend the loan repayment term until April 17, 2016. The total exchange price for $135,000 of principal of the Old Note was as follows:

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

●	$135,000 principal of New Note, and

●	an issuance of 1,000,000 common shares to the lender as exchange shares.

Also, in the new note, there was an addition of a conversion option that the lender has right at any time after the exchange date until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.025. There is no beneficial conversion feature as the conversion price is higher than the current market value of the GEQU stock. Since a conversion option was added to the note in the March 18, 2016 modification, this modification is accounted for as a debt extinguishment on that date and $25,200 was recognized as loss on debt extinguishment. (See Note 8)

Subsequent to the three months ended March 31, 2016, on April 28, 2016, St. George decided not to opt for converting the principal loan to common shares. Instead, on April 28, 2016, the Company renegotiated the loan terms, further extending the repayment to July 1, 2016. The terms of this further extension were a one-off 10% interest payment of $13,500 to be added to the principal of $135,000 and the issuance of 3,000,000 common shares. The Company accounted for this further extension as a debt extinguishment of previous extension dated March 18, 2016 and $58,200 was recognized as loss on debt extinguishment comprising of $13,500 of interest payment and $44,700 for issuance of 3,000,000 common shares of the Company valued at a fair value of $0.0149 on the date of new exchange.

Note 8 - Stockholders’ Equity

a) Preferred Stock

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

At March 31, 2016 there were no Series “A” preferred shares issued.

b) Common Stock

During the three months ended March 31, 2016, the Company issued 1,000,000 common shares valued at a fair value of $0.0252 per share or $25,200 in lieu of exchange fee for a loan note. See Note 7(E).

Note 9 – Related Party Transactions

Following is the list of related parties and their relationships with the Company for the three months ended March 31, 2016 and the year ended December 31, 2015:

Name	Relationship
Mr. Charles D. Taylor	Director and Chairman of the Board
Mr. Peter J. Smith	President, Chief Executive Officer and Director
Mrs. Angela G. Smith	Spouse of Mr. Peter Smith
Mr. Enzo Taddei	Chief Financial Officer, Secretary and Director
Mr. Patrick V. Dolan	New Business Development Managing Director and Director
Alpha 1066, Inc.	Majority owned by two officers of the Company

As discussed in Note 7(b) and 7(c), following is the breakdown of related party balances as on March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Accounts payable and accrued liabilities – related parties	$377,445	$203,609
Short term loans payable – related parties	5,024	-
	$382,469	$203,609

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

Note 10 – Commitments and contingencies

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

The plaintiff, the Able Foundation, is requesting a settlement of $411,272, which is the $226,616 currently owed, and an additional $184,656 accrued in 2015 as a provision for potential damages (see Note 7(D)).

On, June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Al Safar & Partners. Currently, there is a judgment against the Company (the defendant) for the recovery of $411,272.

The Company’s Dubai lawyers, Al Safar & Partners, have subsequently appealed this judgment based on the fact that they believe from a legal stand point that:

1)	the Company (the defendant) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem”.

2)	there is no legal existence of Global Equity Partners Plc. in Dubai as it is a Republic of Seychelles corporation, hence the Courts of Dubai have no jurisdiction in the matter.

According to the Dubai lawyers, the judgment issued against the Company (the defendant) by the Dubai First Instance Court bears no legality and void therefore the Plaintiff´s claim should be rejected in its entirety.

These legal proceedings and appeal are currently ongoing. The Company intends to vigorously defend the litigation. At this time, the Company cannot predict the outcome of the litigation.

●	On October 7, 2015, the Company renewed its rent agreement for its head office at Dubai for a further period of two years amounting to a rental of $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This agreement is further renewable for a period of one year at 5% higher than the current rent.

Note 11 – Subsequent events

●	On April 10, 2016, the Company was engaged by a producing oil and gas company called Deutsche Oel & Gas SA. This client engaged our professional services to assist with sourcing capital funding for the expansion of its South Alaskan assets located in the Cook Inlet.

●	On April 25, 2016, the Company issued 250,000 shares of restricted common stock valued at a fair value of $0.0143 per share or $3,575, based on closing trade price on grant date, in lieu of client introduction fee of $3,750.

●	On April 25, 2016, the Company issued 100,000 shares of restricted common stock valued at a fair value of $0.0143 per share or $1,430, based on closing trade price on grant date, in lieu of client introduction fee of $1,500.

Global Equity International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

●	On April 27, 2016, the Company received 46,133 common shares valued at $0.75 per share from a client in lieu of professional services rendered.

●	On April 28, 2016, the Company entered into another exchange agreement (Second Exchange) with St. George Investments whereby first exchange agreement dated March 18, 2016 was exchanged with the new agreement to extend the loan repayment term until July 1, 2016. The total exchange price for $135,000 of principal of the Old Note was as follows:

a)	$135,000 principal of New Note
b)	$13,500 being one-off 10% interest payment to be added the principal, and
c)	A one-off issuance of 3,000,000 common shares to the lender as exchange shares.
d)	A conversion option at a fixed price of $0.025 per common share.

The Company accounted for this further extension as a debt extinguishment of previous extension dated March 18, 2016 and $58,200 was recognized as loss on debt extinguishment comprising of $13,500 of interest payment and $44,700 for issuance of 3,000,000 common shares of the Company valued at a fair value of $0.0149 per share on the date of new exchange.

●	On April 29, 2016, the Company secured another six month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

●

On April 29, 2016, the Company was engaged by a Cypriot based company called Majestic Wealth Limited that is seeking to raise capital funding to exploit various opportunities in the property development and tourism sector in Cyprus.

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

For the three months ended March 31, 2016 and March 31, 2015:

The Company had revenues amounting to $843,528 and $15,000, for the three months ended on March 31, 2016 and 2015, respectively.

	March 31, 2016	March 31, 2015

Revenue	$843,528	$15,000
	$843,528	$15,000

Following is the breakdown of total revenue for the three months ended March 31, 2016 amounted to $843,528:

a)	$419,365 was received in equity securities in a private company in exchange for services performed. The valuation was based on 1,815 common shares valued at CHF 160 or $163.89 per share and 456 common shares valued at CHF 261 or $267.34 per share.

b)	$77,500 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

c)	$276,630 was recognized as revenue from deferred revenue as we performed related services to a client against shares received in prior quarters.

d)	$60,033 was recognized as revenue for services already rendered to two clients and payment from clients was pending as at March 31, 2016.

e)	$60,000 was received in cash for services performed to a client and $10,000 was recognized as revenue during the three months ending on March 31, 2016, leaving the remaining $50,000 as deferred revenue.

For the three months ended March 31, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2016	March 31, 2015

SAC	0%	100%
PDI	36.65%	0%
QFS	54.16%	0%
INSCX	4.74%	0%
GPL	1.19%	0%
EEC	3.26%	0%
	100%	100%

The total operating expenditures amounted to $319,060 and $472,592, for the three months ending on March 31, 2016 and 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	March 31, 2016	March 31, 2015	Change

General and administrative expenses	$56,278	$84,235	$(27,957)
Salaries	195,780	269,901	(74,121)
Professional services	64,154	115,704	(51,550)
Depreciation	2,848	2,752	96
Total operating expenses	$319,060	$472,592	$(153,532)

During the three months ended March 31, 2016, total operating expenses were decreased by $153,532 from the previous three months ending on March 31, 2015. The reason for this decrease is mainly due to the reduction in general & administrative expenses, salaries and professional fees.

The net income (loss) from operations for the three months ended March 31, 2016 and 2015, were $524,468 and $(457,592), respectively.

The Company´s other income and (expenses) for the three months ended March 31, 2016 and 2015, were $(36,724) and $(338,228), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	March 31, 2016	March 31, 2015	Changes
Interest expense	$-	$(57,625)	$57,625
Finance Charges	-	(93,226)	93,226
Amortization of debt discount	(11,667)	(130,772)	119,105
Loss on derivative liabilities	-	(92,856)	92,856
Gain on conversion of notes	-	36,073	(36,073)
Loss on extinguishment of debt and other liabilities	(25,119)	-	(25,119)
Gain on transfer of preferred stock	1,454	-	1,454
Exchange rate (loss) / gain	(1,392)	178	(1,570)
Total other income (expense)	$(36,724)	$(338,228)	$301,504

Our total other expenses were reduced substantially due to the fact that the Company settled its convertible debts last year. The settlement of this debt last year resulted in large amounts of interest expense, loss on derivative liabilities and amortization of debt discount during the three months ended March 31, 2015. Loss on extinguishment of debt at March 31, 2016 includes $25,200 arising due to issuance of shares as exchange fee for a loan note to a lender.

The net income (loss) for the three months ended March 31, 2016 and 2015 were $487,744 and $(795,820), respectively.

The Company had 777,165,973 and 79,322,025 common shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively. The weighted average number of shares for the three months ended March 31, 2016 and March 31, 2015, was 776,176,962 and 48,357,432, respectively. Net income / (loss) per share for both periods was $0.00 and $(0.02), respectively.

LIQUIDITY AND CAPITAL RESERVES

Our consolidated financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company had a net income from operations of $524,468, a total Other Income (Expenses) amounting to $(36,724) and net income of $487,744 for the three months ended March 31, 2016.

The Company had $56,276 in cash; net cash provided by operations of $9,541 for the three months ended March 31, 2016; and a working capital deficit of $2,050,775 and stockholders´ equity of $1,036,382 as of March 31, 2016. Some of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients, which over the years have become consistent

b)	Consummating and executing current engagements.

While the Company´s current engagements are being consummated and executed, the Company may also resort to borrowing additional funds with certain related parties, such as management, and also third party funders on a non-discounted basis (on a fixed price conversion basis) to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overhead wherever possible and any monies owed to the management can also be forgiven, if necessary.

The Company´s deferred revenue, $535,000 at March 31, 2016, is non-refundable; hence, once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement, a proportion of deferred revenue will become revenue for the Company and, therefore, no cash outlays are required for these liabilities.

It is important to note that the two largest debts stated on our current liabilities are non-collateralized and non-convertible loans.

The Company believes that it will be able to invoice and receive at least one large cash based success fee on or before June 30, 2016, which will allow sufficient cash flow to pay off all of our debt and also allow the company sufficient cash flow to continue to grow and expand in the next twelve months without having to resort to third party or affiliate loans.

The Company also believes that it will close and be able to invoice one or two other cash based success fees within the next six months.

Also, it is important to note, that the common shares that the Company receives in lieu of equity fees are always issued with registration rights; hence; these shares will be deemed a “Shares for sale” once the Company´s client commences to trade on a Stock Exchange.

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

It is the Company’s intention to seek additional debt financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring. However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

●	The cash retainer fees and cash success fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

●	Receiving loans from third party lenders and/ or investors.

MILESTONES FOR NEXT TWELVE MONTH 2016-2017:

Our specific plan of operations and milestones through May 2017 are as follows:

To date, we have 19 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition,growth and expansion:

	Client:	Sector:

1	Regis Card Group Limited	Prepaid cards and payment services

2	Arrow Cars International Inc.	Long term car rental

3	Medinas Holdings BV	Therapeutical stomach cancer treatment

4	Duo World Inc.	Software development and integration

5	VT Hydrocarbon Holdings (Pte.) Limited	LNG Gas storage

6	Authenta Trade	Bitcoin

7	ATC Enterprises DMCC	Diamonds

8	Unii Limited	Mobile Applications

9	Energy Equity Resources (Norway) Limited	Natural resources

10	Scandinavian AgriTex Co. Limited	Cotton and clothing industry

11	Tam Mining Limited	Natural resources

12	Primesite Developments Limited	Residential and commercial development

13	International FIM SRL	Manufacturing of automotive car parts

14	Hoqool Petroleum	Natural resources

15	INSCX Exchange Limited	Nano-technology exchange

16	Quartal Financial Solutions AG	Financial Technology

17	Granite Power Limited	Renewable Energy

18	Deutsche Oel & Gas SA	Natural resources

19	Majestic Wealth Limited	Property development – Tourism sector

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain registered investment houses and funds in London (United Kingdom)

●	An Austrian management consultancy firm based in Vienna (Austria)

●	Various investment banks based in Dubai (UAE)

●	Certain Private Banks based in Amsterdam (Holland), Luxembourg and Zurich in Switzerland

●	Various family offices in Dubai (UAE)

●	Various introducers to capital based on the East and West coast of the US

●	Various introducers to capital based in Hong Kong and also California.

●	Yemon (Pvt.) Limited – An introducer of new business based in Sri Lanka

●	MEPEX – A Bahrain Oil and Gas with over 280 members

●	Sixfoursixfour Limited and the World Nano Foundation

●	The Billbarter Group, a financial partner with offices in Hungary, Romania, Slovakia, Serbia, Austria, Germany and the United Kingdom

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

2)	NEW BUSINESS

During next 12 months, we believe that we have the capacity to sign at least another 12 new clients in various sectors and located around the globe.

3)	DUBAI EXPANSION

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

Commencing initially with one member, we will start to develop a proprietary program allowing us to easily monitor a client’s development status and work in progress. We will also use this tool to manage our pipeline of clients and, therefore, it will become vital in our cash flow forecasting.

8)	EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES.

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com/) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies’ management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months.

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

We will continue working on different “Road shows” in Dubai, Eastern Europe, Western Europe, South East Asia and the USA.

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

13)

OPEN A NEW OFFICE IN THE UNITED KINGDOM

Due to our growing clientele, we plan to open a new London based office within the next 6 months as a lot of our new clients are European based and a new and larger office will be required in order to properly service these clients.

14)

OPEN AN OFFICE IN THE USA

It is the Company´s intention to open a satellite office in the US when economically feasible. The Company´s CFO would be the indicated person to relocate to the US when appropriate.

15)	EXPAND OUR CORPORATE FINANCE DIVISION IN DUBAI

Expand our newly formed “Corporate Finance Division” headed by Mr James Goldie in our Dubai office.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2016, the Company issued 1,000,000 shares common shares valued at a fair value of $0.0252 per share or $25,200 to St. George Investments LLC, in lieu of exchange fee for a loan note.

On April 25, 2016, the Company issued 250,000 shares of restricted common stock valued at a fair value of $0.0143 per share or $3,575 in lieu of client introduction fee of $3,750.

On April 25, 2016, the Company issued 100,000 shares of restricted common stock valued at a fair value of $0.0143 per share or $1,430 in lieu of client introduction fee of $1,500.

On April 29, 2016, the Company issued 3,000,000 shares common shares valued at a fair value of $0.0149 per share or $44,700 to St. George Investments LLC, in lieu of a second exchange fee for a loan note.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4.(a) (2) of the Securities Act of 1933, as amended.

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: May 11, 2016	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2016	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

