Form 10-Q
period 2016-06-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2016-08-11
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _____________ TO _____________.

Commission File Number: 0-54557

GLOBAL EQUITY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai, UAE
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: +971 (0) 42767576/ +1 321 200 0142

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2016, there were 795,015,973 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

Global Equity International, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2016

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$14,805	$42,163
Accounts receivable	76,406	-
Prepaids	42,346	86,398
Other current assets	8,794	7,982
Total current assets	142,351	136,543

Investments, cost	3,085,322	2,650,471

Fixed assets, net	14,818	20,081

Total assets	$3,242,491	$2,807,095

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$245,234	$188,337
Accrued liabilities	184,656	184,656
Accounts payable and accrued liabilities - related parties	104,214	203,609
Deferred revenue	477,500	839,130
Accrued interest	304,569	304,569
Loans payable - net of unamortized issuance costs and discount of $23,333 and $11,667, respectively	551,685	563,351
Fixed price convertible note payable	148,500	-
Total liabilities	2,016,358	2,283,652

Commitments and contingencies (Note 10)

Stockholders’ Equity

Common stock: 1,000,000,000 shares authorized; $0.001 par value: 795,015,973 and 776,165,973 shares issued and outstanding, respectively.	795,016	776,166
Additional paid in capital	7,291,394	6,934,493
Accumulated deficit	(6,860,277)	(7,187,216)
Total stockholders’ equity	1,226,133	523,443

Total liabilities and stockholders’ equity	$3,242,491	$2,807,095

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statement of Operations

For the three and six months ended June 30, 2016 and June 30, 2015 (Unaudited)

	For the three months ended,		For the six months ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$261,723	$1,140,500	$1,105,251	$1,155,500

General and administrative expenses	48,369	52,209	104,649	136,443
Salaries	195,729	222,698	391,509	492,596
Professional services	111,239	89,755	175,393	205,458
Depreciation	2,867	2,829	5,715	5,581
Total operating expenses	358,204	367,491	677,266	840,078

(Loss) / income from operations	$(96,481)	$773,009	$427,985	$315,422

Other income (expenses):
Interest expense	-	(147,050)	-	(204,676)
Finance Charges	-	(18,553)	-	(111,779)
Amortization of debt discount	(11,667)	(85,115)	(23,334)	(215,887)
Loss on derivative liabilities	-	(227,000)	-	(319,857)
Gain on conversion of notes into common stock	-	25,713		61,787
Gain on conversion of accrued salaries and accounts payables into common stock	4,395	-	4,395	-
(Loss) / gain on extinguishment of debt and other liabilities	(57,830)	52,314	(82,949)	52,314
Gain on transfer of preferred stock	-	-	1,454	-
Exchange rate gain / (loss)	777	(516)	(615)	(340)
Total other income (expenses)	(64,325)	(400,207)	(101,049)	(738,438)

Net (loss) / income	$(160,806)	$372,802	$326,936	$(423,016)

Weighted average number of common shares outstanding - basic & dilutive	782,216,522	109,248,167	779,196,742	78,971,006

Net (loss) income per common share - basic & dilutive	$(0.00)	$0.00	$0.00	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statement of Cash Flows

For the six months ended June 30, 2016 and June 30, 2015 (Unaudited)

	For the six months ended,
	June 30, 2016	June 30, 2015

Cash flows from operating activities
Net income / (loss)	$326,936	$(423,016)

Adjustments to reconcile net income / (loss) to net cash used in operating activities
Depreciation	5,715	5,581
Securities recorded as revenue for services	(730,595)	(865,500)
Securities paid for services	20,571	-
Gain on transfer of preferred stock	(1,454)	-
Gain on conversion of notes	-	(61,787)
Loss on embedded conversion option derivative liabilities	-	319,857
Loss / (gain) on extinguishment of debt and other liabilities	82,949	(52,314)
Loss / (gain) on conversion of accrued salaries and accounts payables into common stock	(4,395)	-
Amortization of debt discount	23,334	215,887
Finance Charges	-	111,779

Changes in operating assets and liabilities:
Accounts receivable	(76,406)	-
Prepaids	44,052	(25,417)
Other current assets	(812)	2,736
Accounts payable	62,594	189,760
Accrued liabilities	-	-
Accounts payable and accrued liabilities - related parties	205,605	117,178
Deferred revenue	(85,000)	245,000
Accrued interest	-	204,677

Net cash used in operating activities:	(126,906)	(15,579)

Cash Flows used in investing activities:
Office furniture and equipment, net	(452)	(1,108)

Net cash used in investing activities	(452)	(1,108)

Cash flows from financing activities:
Proceeds from loans - related parties	5,974	42,922
Repayment of loans - related parties	(5,974)	-
Proceeds from notes payable	100,000	-
Repayment of notes payable	-	(43,482)

Net cash provided (used) by financing activities	100,000	(560)

Net decrease in cash	(27,358)	(17,247)

Effect of Exchange Rates on Cash	-	(1,045)

Cash at Beginning of Period	42,163	19,026

Cash at End of Period	$14,805	$734

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted into shares	$-	$121,979
Debt discount and issuance costs recorded on notes payable	$35,000	$-
Accounts payable and accrued salaries settled in shares	$310,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2015. The interim results for the period ended June 30, 2016 are not necessarily indicative of results for the full fiscal year.

Note 2 - Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of Global Equity Partners Plc. called GE Professionals DMCC. Global Equity Partners Plc. is the parent company of its 100% subsidiary GE Professionals DMCC (Dubai). On June 10, 2016, GEI incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited, under the laws of the Republic of Seychelles.

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

As reflected in the accompanying consolidated financial statements, the Company had a net (loss) / income of $(160,806) and $326,936 for the three and six months ended June 30, 2016 respectively, net cash used by operations of $126,906 for the six months ended June 30, 2016; and a working capital deficit of $1,874,007 and stockholders´ equity of $1,226,133 as of June 30, 2016. Some of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients which over the years have become consistent.

b)	Consummating and executing current engagements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

The Company´s deferred revenue, $477,500 at June 30, 2016, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

It is important to note that the two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans. However, Able Foundation has a judgement against the Company which is currently under appeal (See Note 10).

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its two 100% subsidiaries called Global Equity Partners Plc. and GEP Equity Holdings Limited. Global Equity Partners Plc. is the parent company of its 100% subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and at December 31, 2015, respectively; the Company had no cash equivalents.

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

Marketable Securities

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

Cost Method Investment

Securities that are not classified as marketable securities are accounted for under the cost method. These securities are recorded at their original cost basis and are subject to impairment testing.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

(B)	Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in income statement. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the six months ended June 30, 2016 or 2015.

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

June 30, 2016

(Unaudited)

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

All revenues are generated from clients whose operations are based outside of the United States.

At June 30, 2016, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2016

PDI	29.45%
EEC	70.55%
100%

For the six months ended June 30, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2016	June 30, 2015

SAC	0%	1.30%
TAM	0%	5.19%
EER	0%	2.60%
MGP	0%	5.19%
UNI	0%	3.46%
DUO	10.37%	82.26%
PDI	27.97%	0%
QFS	45.02%	0%
INSCX	3.62%	0%
GPL	5.43%	0%
EEC	4.88%	0%
UGA	2.71%	0%
	100%	100%

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the six months ended June 30, 2016:

Balance, December 31, 2015	$839,130
New payments received during the period	120,000
Cash deferred revenue recognized as revenue during the period	(205,000)
Securities deferred revenue recognized as revenue during the period	(276,630)
Balance, June 30, 2016	$477,500

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

As at June 30, 2016, the Company had no common stock equivalents, which, if exercisable, would be dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2016	December 31, 2015
Level 3 – Non-Marketable Securities – Non-recurring	$3,085,322	$2,650,471

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

June 30, 2016

(Unaudited)

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2016 were as follows:

Balance, December 31, 2015	$2,650,471
Realized and unrealized gains (losses)	-
Securities received for services during the period	453,965
Sales and settlements during the period	(19,114)
Impairment loss	-
Balance, June 30, 2016	$3,085,322

Reclassification

Certain amounts in the December 31, 2015 balance sheet have been reclassified to conform to the current period´s presentation. Accrued liabilities amounting to $184,656 were previously included in the accounts payable.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements other than discussed below:

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-08,“Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which makes targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments, however, do not eliminate the significant judgments related to principal versus agent assessments. This guidance is effective for calendar year-end in 2018 for interim and annual reporting periods. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

Note 5 – Investments

The Company holds following common equity securities in private and reporting companies:

	6/30/2016		12/31/2015
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	2,000,000	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	1,500,000	$-	1,500,000	$-	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	$-	3,200,000	$-	Private Company
Arrow Cars International Inc.	3,000,000	$3,000	3,000,000	$3,000	Reporting Company – OTC
Direct Security Integration Inc.	400,000	$-	400,000	$-	Private Company
Duo World Inc.	3,481,133	$880,850	3,460,000	$865,000	Private Company
Primesite Developments Inc.	5,606,521	$1,781,521	5,606,521	$1,781,521	Private Company
Quartal Financial Solutions AG	2,271	$419,365	-	-	Private Company
	19,189,925	$3,084,736	19,166,521	$2,649,521

The Company holds following preferred equity securities in private companies:

	6/30/2016		12/31/2015
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	136,600	$136	500,000	$500	Private Company
Primesite Developments Inc.	450,000	$450	450,000	$450	Private Company
	586,600	$586	950,000	$950

On February 08, 2016, the Company entered into an agreement with Yenom (Pvt.) Limited where the Company agreed to pay an equity commission, for the introduction of a client to the Company, in the form of transfer of 363,400 preferred shares (valued at $0.005 per share) of Duo World Inc. out of the 500,000 preferred shares which were owned by the Company at the year ended December 31, 2015. As a result of this transfer, the Company’s investment in preferred shares of Duo World Inc. was reduced to 136,600 preferred shares as on March 31, 2016 and a gain of $1,454 was recorded on transfer of this preferred stock.

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

On April 27, 2016, the Company received 46,133 common shares valued at $0.75 per share from a private company and client having a fair market value of $34,600 that is treated as a cost method investment. The value of the cost method investment pertains to receipt of agreed common stock in a private company in which the best evidence of value was the last available price at which shares were sold in a private placement.

On June 01, 2016, the Company paid an equity commission to a consultant, for the introduction of a client to the Company, in the form of transfer of 25,000 common shares (valued at $0.75 per share) of Duo World Inc. out of the 46,133 common shares which were received and owned by the Company on April 27, 2016. As a result of this transfer, the Company’s overall investment in common shares of Duo World Inc. was reduced to 3,481,133 common shares as on June 30, 2016 and there was no gain / loss recorded on transfer of this common stock.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

At June 30, 2016, there were no identifiable events or changes in circumstances that had a significant adverse effect on the value of the investments; hence, no impairment is required as at June 30, 2016.

Note 6 – Fixed Assets

The following table reflects net book value of fixed assets as at June 30, 2016 and December 31, 2015:

	06/30/2016	12/31/2015	Useful Life
Furniture and Equipment	$37,655	$37,204	3 to 5 years
Accumulated depreciation	$(22,837)	$(17,123)
Net fixed assets	$14,818	$20,081

Depreciation expense for the six months ended June 30, 2016 and June 30, 2015, was $5,715 and $5,581, respectively.

Note 7 – Debt & Accounts payables

(A) Accounts payable

The following table represents breakdown of accounts payable as of June 30, 2016 and December 31, 2015, respectively:

	6/30/2016	12/31/2015
Accrued salaries and benefits	$115,883	$79,386
Other payables & accrued liabilities	129,351	108,951
	$245,234	$188,337

(B) Accounts payable and accrued liabilities – related parties

The following table represents the accounts payable and accrued expenses to related parties as of June 30, 2016 and December 31, 2015, respectively:

	6/30/2016	12/31/2015
Accrued salaries	$82,217	$152,875
Expenses payable	21,997	50,734
	$104,214	$203,609

On May 31, 2016, Mr. Peter Smith, officer and director of the Company, decided to convert his partial accrued salary balance of $27,500 to the common shares of the Company at $0.0275 per share. As a result of this conversion, the Company issued 1,000,000 common shares to Mr. Peter having a fair value of $0.0248 per share or $24,800, thereby recognizing a gain on conversion of $2,700. On the same day, Mr. Enzo Taddei, officer and director of the Company, decided to convert his partial accrued salary balance of $27,500 to the common shares of the Company at $0.0275 per share. As a result of this conversion, the Company issued 1,000,000 common shares to Mr. Enzo having a fair value of $0.0248 per share or $24,800, thereby recognizing a gain on conversion of $2,700.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

On June 15, 2016, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $250,000 to the common shares of the Company at $0.02 per share. As a result of this conversion, the Company issued 4,500,000 common shares each to Mr. Peter Smith and Mr. Enzo Taddei, having a fair value of $0.0201 per share or $251,250 for their accrued salary balance of $180,000, thereby recognizing a loss on conversion of $900, and issued 3,500,000 common shares to Mr. Patrick Dolan, having a fair value of $0.0201 per share or $70,350 for his accrued salary balance of $70,000, thereby recognizing a loss on conversion of $350.

(C)	Notes payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at June 30, 2016:

Date of Note	Principal (net of debt discount)	Accrued Interest	Provision for potential damages	Total payable
October 9, 2013	$120,420	$106,196	$184,656	$411,272
October 17, 2013	319,598	160,402	-	480,000
November 26, 2013	-	37,971	-	37,971
April 29, 2016	111,667	-	-	111,667
Balance, June 30, 2016	$551,685	$304,569	$184,656	$1,040,910

●	On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at June 30, 2016 is $106,196. The Company also accrued $184,656 provision for potential damages due to the ongoing litigation in the Dubai Courts as of June 30, 2016 which is included in accrued liabilities in the accompanying consolidated balance sheet. (See Note 10)

Loan granted in 2013	$120,420
Interest accrued in 2013	56,196
Balance at December 31, 2013	$176,616

Interest accrued in 2014	50,000
Balance at December 31, 2014	$226,616

Interest accrued in 2015	-
Potential damages accrued in 2015	184,656
Balance at December 31, 2015	$411,272
Interest accrued during the period	-
Balance at June 30, 2016	$411,272

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

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

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance $319,598 of as on December 31, 2015. The next three quarterly installments totaling to $160,000, as per the amended agreement, have not been paid as of June 30, 2016 and the total outstanding balance owed to the lender is $480,000 as of June 30, 2016.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Interest repayment	(20,000)
Excess interest and monitoring fee gain	(660,578)
Balance at December 31, 2015	$480,000
Interest accrued during the period	-
Balance at June 30, 2016	$480,000

●	On April 29, 2016, the Company secured a six month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs. The interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the six months ended June 30, 2016, $1,667 of the debt issuance costs and $10,000 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $23,333.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the period	11,667
Balance at June 30, 2016	$111,667
(Net of unamortized discount and issue costs of $23,333)

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

(D)	Fixed price convertible note payable

On August 27, 2015, the Company secured a six month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

During the six months ended June 30, 2016, $1,667 of the debt issuance costs and $10,000 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

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

Also, in the new note, there was an addition of a conversion option that the lender has right at any time after the exchange date until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.025. There was no beneficial conversion feature as the conversion price was higher than the current market value of the GEQU stock at that time. Since a conversion option was added to the note in the March 18, 2016 modification, this modification was accounted for as a debt extinguishment on that date and $25,200 was recognized as loss on debt extinguishment. (See Note 8)

On April 28, 2016, St. George decided not to opt for converting the principal loan to common shares. Instead, on April 28, 2016, the Company renegotiated the loan terms, further extending the repayment to July 1, 2016. The terms of this further extension were a one-off 10% interest payment of $13,500 to be added to the principal of $135,000 and the issuance of 3,000,000 common shares. The Company accounted for this further extension as a debt extinguishment of previous extension dated March 18, 2016 and $58,200 was recognized as loss on debt extinguishment comprising of $13,500 of interest payment and $44,700 for issuance of 3,000,000 common shares of the Company valued at a fair value of $0.0149 on the date of new exchange.

Subsequent to the six months ended June 30, 2016, on July 01, 2016, after receipt of $148,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $148,500 dated April 28, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months convertible promissory note amounting to $163,350 dated July 01, 2016. The terms of this exchanged note were a one-off 10% increase in the principal loan of $14,850, making the principal sum from $148,500 to $163,350. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of GEQU stock as on the date of exchange was $0.0197. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of GEQU stock as on July 01, 2016. The Company accounted for the difference arising due to BCF amounting to $25,944 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated April 28, 2016 and $14,850 was further recognized as loss on debt extinguishment. (See Note 11)

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

At June 30, 2016 there were no Series “A” preferred shares issued.

b)	Common Stock

During the six months ended June 30, 2016, the Company issued 18,850,000 common shares, out of which 14,850,000 common shares were valued at their fair value of $305,855 in exchange for conversion of accrued salaries and accounts payable of $310,250, thereby recognizing a net gain on conversion of $4,395 and a further 4,000,000 common shares were issued at a fair value of $69,900 in lieu of exchange fee for a loan note. See Note 7(D)

Note 9 – Related Party Transactions

Following is the list of related parties and their relationships with the Company for the six months ended June 30, 2016 and the year ended December 31, 2015:

Name	Relationship
Mr. Peter J. Smith	President, Chief Executive Officer and Director
Mrs. Angela G. Smith	Spouse of Mr. Peter Smith
Mr. Enzo Taddei	Chief Financial Officer, Secretary and Director
Mr. Patrick V. Dolan	New Business Development Managing Director and Director
Alpha 1066, Inc.	Majority owned by two officers of the Company

As discussed in Note 7(b), the company only owed accrued salaries and expenses to some of the above related parties as on June 30, 2016 and December 31, 2015.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

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

The plaintiff, the Able Foundation, is requesting a settlement of $411,272, which is the $226,616 currently owed, and an additional $184,656 accrued in 2015 as a provision for potential damages (see Note 7(C)).

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

These legal proceedings and appeal are currently ongoing. The Company intends to vigorously defend the litigation. At June 30, 2016, the Company cannot predict the outcome of the litigation.

●	On October 7, 2015, the Company renewed its rent agreement for its head office at Dubai for a further period of two years amounting to a rental of $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This agreement is further renewable for a period of one year at 5% higher than the current rent.

Note 11 – Subsequent events

●	On July 01, 2016, St. George (Previous Lender) assigned and transferred to the Mammoth Corporation (New Lender) all of its rights, title and interest in and to the promissory note issued by GEQU to St. George Investments LLC in the amount of $148,500 dated April 28, 2016, after receipt of $148,500 from Mammoth Corporation. The Company re-negotiated the loan terms with new lender after above assignment and issued a restated 9 months convertible promissory note dated July 01, 2016. The terms of this exchanged note were a one-off 10% increase in the principal loan of $14,850, making the principal sum $163,350. The new lender also has right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of GEQU stock as on the date of exchange was $0.0197. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of GEQU stock as on July 01, 2016. The Company accounted for the difference arising due to BCF amounting to $25,944 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated April 28, 2016 and $14,850 was further recognized as loss on debt extinguishment. (See Note 7D)

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Results of operations for the three months ended June 30, 2016 and June 30, 2015

C. Results of operations for the six months ended June 30, 2016 and June 30, 2015

D. Financial condition as at June 30, 2016 and December 31, 2015

E. Liquidity and capital reserves

F. Milestones for next twelve months (2016-2017)

A. Business overview:

Global Equity International Inc. (“Company” or “GEI”) was incorporated on October 1, 2010, as a Nevada corporation, for the express purpose of acquiring Global Equity Partners Plc., a corporation formed under the laws of the Republic of Seychelles (“GEP”) on September 2, 2009. On August 22, 2014, GE Professionals DMCC was incorporated in Dubai as a fully owned subsidiary of Global Equity Partners Plc.

On June 10, 2016, GEI incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited, under the laws of the Republic of Seychelles.

Global Equity Partners Plc. and its subsidiary, GE Professionals DMCC, are Dubai based firms that provide consulting services, such as corporate restructuring, management recruitment and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

Our authorized capital consists of 1,000,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value.

B. Results of operations for the three months ended June 30, 2016 and June 30, 2015:

The Company had revenues amounting to $261,723 and $1,140,500, for the three months ended June 30, 2016 and 2015, respectively.

	June 30, 2016	June 30, 2015	Changes

Revenue	$261,723	$1,140,500	$(878,777)
	$261,723	$1,140,500	$(878,777)

The total revenue reduced by $878,777 due the fact that we received $865,500 in equity securities in a private company in exchange for services performed during the comparative three months ended June 30, 2015. During the three months ended June 30, 2016, we only received $34,600 in such equity securities which resulted in a decrease in revenues when compared to three months ended June 30, 2015. Following is the breakdown of total revenue for the three months ended June 30, 2016 amounted to $261,723:

a)	$34,600 was received in equity securities in a private company in exchange for services performed. The valuation was based on 46,133 common shares valued at $0.75 per share.

b)	$87,500 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

c)	$26,373 was recognized as revenue for services already rendered to a client and payment from client was pending as at June 30, 2016.

d)	$143,250 was received in cash for services performed to different clients. $113,250 was recognized as revenue during the three months ending on June 30, 2016 due to the fact that certain contractual milestones were achieved during this period, leaving the remaining $30,000 as deferred revenue.

For the three months ended June 30, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2016	June 30, 2015

TAM	0%	5.26%
EER	0%	2.63%
MGP	0%	5.26%
UNI	0%	3.51%
DUO	43.79%	83.34%
UGA	11.46%	0%
QFS	15.75%	0%
GPL	19.10%	0%
EEC	10.08%	0%
	100%	100%

The total operating expenditures amounted to $358,204 and $367,491, for the three months ending on June 30, 2016 and 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2016	June 30, 2015	Changes

General and administrative expenses	$48,369	$52,209	$(3,840)
Salaries	195,729	222,698	(26,969)
Professional services	111,239	89,755	21,484
Depreciation	2,867	2,829	38
Total operating expenses	$358,204	$367,491	$(9,287)

During the three months ended June 30, 2016, total operating expenses were reduced by $9,287 from the previous three months ending on June 30, 2015. The reason for this decrease is mainly the decrease in salaries expense offset by an increase in professional services during the current three months ending on June 30, 2016.

The (loss) / income from operations for the three months ended June 30, 2016 and 2015, were $(96,481) and $773,009, respectively.

The Company´s other income and (expenses) for the three months ended June 30, 2016 and 2015, were $(64,325) and $(400,207), respectively.

	June 30, 2016	June 30, 2015	Changes
Interest expense	$-	$(147,050)	$147,050
Finance Charges	-	(18,553)	18553
Amortization of debt discount	(11,667)	(85,115)	73,448
Loss on derivative liabilities	-	(227,000)	227,000
Gain on conversion of notes into common stock	-	25,713	(25,713)
Gain on conversion of accrued salaries into common stock	4,395	-	4,395
(Loss) / gain on extinguishment of debt and other liabilities	(57,830)	52,314	(110,144)
Exchange rate gain / (loss)	777	(516)	1,293
Total other income (expenses)	$(64,325)	$(400,207)	$335,882

Our total other expenses were reduced substantially due to the fact that the Company settled all of its discounted convertible debts last year and new debt does not have large interest or derivative expenses. The settlement of this debt last year resulted in large amounts of interest expense, loss on derivative liabilities and amortization of debt discount during the three months ended June 30, 2015. Loss on extinguishment of debt at June 30, 2016 includes $58,200 arising due to exchange of a loan note with the same lender.

The net (loss) / income for the three months ended June 30, 2016 and 2015 were $(160,806) and $372,802, respectively.

The Company had 795,015,973 and 154,577,729 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively. The weighted average number of shares for the three months ended June 30, 2016 and June 30, 2015, was 782,216,522 and 109,248,167, respectively. Net (loss) / income per share for both periods was $(0.00) and $0.00, respectively.

C. Results of operations for the six months ended June 30, 2016 and June 30, 2015:

The Company had revenues amounting to $1,105,251 and $1,155,500, for the six months ended June 30, 2016 and 2015, respectively.

	June 30, 2016	June 30, 2015	Changes

Revenue	$1,105,251	$1,155,500	$(50,249)
	$1,105,251	$1,155,500	$(50,249)

Following is the breakdown of total revenue for the three months ended June 30, 2016 amounted to $1,105,251:

a)	$419,365 was received in equity securities in a private company in exchange for services performed. The valuation was based on 1,815 common shares valued at CHF 160 or $163.89 per share and 456 common shares valued at CHF 261 or $267.34 per share.

b)	$34,600 was received in equity securities in another private company in exchange for services performed. The valuation was based on 46,133 common shares valued at $0.75 per share.

c)	$276,630 was recognized as revenue from deferred revenue as we performed related services to a client against shares received in prior quarters.

d)	$115,000 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

e)	$86,406 was recognized as revenue for services already rendered to a couple of clients out of which $76,406 was receivable as at June 30, 2016.

f)	$203,250 was received in cash for services performed to different clients. $173,250 was recognized as revenue during the six months ending on June 30, 2016 due to the fact that certain contractual milestones were achieved during this period, leaving the remaining $30,000 as deferred revenue.

For the six months ended June 30, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2016	June 30, 2015

SAC	0%	1.30%
TAM	0%	5.19%
EER	0%	2.60%
MGP	0%	5.19%
UNI	0%	3.46%
DUO	10.37%	82.26%
PDI	27.97%	0%
QFS	45.02%	0%
INSCX	3.62%	0%
GPL	5.43%	0%
EEC	4.88%	0%
UGA	2.71%	0%
	100%	100%

The total operating expenditures amounted to $677,266 and $840,078, for the six months ending on June 30, 2016 and 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2016	June 30, 2015	Changes
General and administrative expenses	$104,649	$136,443	$(31,794)
Salaries	391,509	492,596	(101,087)
Professional services	175,393	205,458	(30,065)
Depreciation	5,715	5,581	134
Total operating expenses	$677,266	$840,078	$(162,812)

During the six months ended June 30, 2016, total operating expenses were reduced by $162,812 from the previous three months ending on June 30, 2015. The reason for this decrease is mainly due to a general reduction of G&A expenses, salaries and professional services during the six months ending on June 30, 2016.

Income from operations for the six months ended June 30, 2016 and 2015, was $427,985 and $315,422, respectively.

The Company´s other income and (expenses) for the six months ended June 30, 2016 and 2015, were $(101,049) and $(738,438), respectively.

	June 30, 2016	June 30, 2015	Changes
Interest expense	$-	$(204,676)	$204,676
Finance charges	-	(111,779)	111,779
Amortization of debt discount	(23,334)	(215,887)	192,553
Loss on derivative liabilities	-	(319,857)	319,587
Gain on conversion of notes into common stock	-	61,787	(61,787)
Gain on conversion of accrued salaries into common stock	4,395	-	4,395
(Loss) / gain on extinguishment of debt and other liabilities	(82,949)	52,314	(135,263)
Gain on transfer of preferred stock	1,454	-	1,454
Exchange rate loss	(615)	(340)	(275)
Total other income (expenses)	$(101,049)	$(738,438)	$637,389

Our total other expenses during the six months ended June 30, 2016 were reduced substantially due to the fact that the Company settled all of its discounted convertible debts last year and new debt does not have large interest or derivative expenses. The settlement of this debt last year resulted in large amounts of interest expense, loss on derivative liabilities and amortization of debt discount during the six months ended June 30, 2015. Loss on extinguishment of debt during the six months ended June 30, 2016 includes $83,400 arising due to the two loan modifications of a loan note with the same lender.

The net income / (loss) for the six months ended June 30, 2016 and 2015 were $326,936 and $(423,016), respectively.

The Company had 795,015,973 and 154,577,729 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively. The weighted average number of shares for the six months ended June 30, 2016 and June 30, 2015 was 779,196,742 and 78,971,006, respectively. The net income / (loss) per share for both periods was $0.00 and $(0.01), respectively.

D. Financial condition as at June 30, 2016 and December 31, 2015:

Assets:

The Company reported total assets of $3,242,491 and $2,807,095 as on June 30, 2016 and December 31, 2015, respectively. These mainly include our investment in securities of our clients that we received as part of our consulting fees. At December 31, 2015, we had long term investments amounting to $2,650,471. These long term investments amount to $3,085,322 as of June 30, 2016. This represents an increase of 16%. Our fixed assets include office equipment having a net book value of $14,818 and $20,081 as at June 30, 2016 and December 31, 2015, respectively. Furthermore, our current assets at December 31, 2015 totaled $136,543 and at June 30, 2016, these current assets amounted to $142,351 comprising cash of $14,805, accounts receivable of $76,406 and prepaid and other current assets of $51,140.

Liabilities:

Our current liabilities at December 31, 2015 totaled $2,283,652. Over the last six months, we managed to decrease these current liabilities to $2,016,358 which represents a decrease of 12%. All of our liabilities are current and mainly include third party debt which is due to three lenders, related parties and our operational day to day creditors.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at June 30, 2016:

Date of Note	Total Debt	Remarks
October 9, 2013	$411,272	Non-convertible and non-collateralized
October 17, 2013	480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
April 28, 2016	148,500	Fixed price convertible note
April 29, 2016	111,667	Non-convertible and non-collateralized
Balance, June 30, 2016	$1,189,410

Also, of the cash fees paid to date, the Company has deferred a total $477,500 from cash fees received from five clients. These deferred cash fees will be reflected on the Company´s income statement once certain milestones and contractual agreements have been completed.

Stockholder’s Equity:

At December 31, 2015, the Company had stockholders´ equity of $523,443. At June 30, 2016, the Company had stockholders´ equity was $1,226,133, which represents an increase of 134%.

The Company had 795,015,973 and 776,165,973 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.

E. Liquidity and capital reserves:

Our consolidated financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company had (loss) / income from operations of $(96,481) and $427,985 for the three and six months ended June 30, 2016, respectively; a total “Other Income (Expenses)” amounting to $(64,325) and $(101,049) for the three and six months ended June 30, 2016, respectively; and net (loss) / income of $(160,806) and $326,936 for the three and six months ended June 30, 2016, respectively.

The Company had $14,805 in cash; net cash used in operations of $(126,906) for the six months ended June 30, 2016; working capital deficit of $1,874,007 and stockholders´ equity of $1,226,133 as of June 30, 2016.

The ability of the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients, which over the years have become consistent.

b)	Consummating and executing current engagements.

While the Company´s current engagements are being consummated and executed, the Company may also resort to borrowing additional funds with certain related parties, such as management, and also third party funders on a fixed price conversion basis to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overhead wherever possible and any monies owed to the management can also be forgiven, if necessary.

The Company´s deferred revenue, $477,500 at June 30, 2016, is non-refundable; hence, once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement, a proportion of deferred revenue will become revenue for the Company and, therefore, no cash outlays are required for these liabilities.

It is important to note that the two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans.

The Company believes that it will be able to invoice and receive at least one large cash based success fee before the end of Q3 2016 or very early Q4 2016, which will allow sufficient cash flow to pay off all of our debt and also allow the company sufficient cash flow to continue to grow and expand in the next twelve months without having to resort to third party or affiliate loans. However, we cannot guarantee that such a success fee will be received during the remainder of fiscal 2016.

Management also believes that various contractual milestones will be completed during the remainder of fiscal 2016 that will ultimately bring value to the Company.

Also, it is important to note, that the common shares that the Company sometimes receives in lieu of equity fees are generally issued with registration rights; hence; these shares will sometimes be deemed as “Shares for sale” if and when the Company´s clients commence to trade on a Stock Exchange or an Over the Counter Bulletin Board.

During the six months ended June 30, 2016, the Company´s officers and directors converted $305,000 in to common restricted shares between $0.0201 and $0.0248 per shares. The sole purpose of this exercise was to improve the Company´s liquidity position. These conversions were as follows:

Name	Designation	Accrued Salary	Common Stock issued	Price per share
Mr. Peter Smith	CEO	$27,500	1,000,000	$0.0248
Mr. Peter Smith	CEO	90,000	4,500,000	0.0201
Mr. Enzo Taddei	CFO	27,500	1,000,000	0.0248
Mr. Enzo Taddei	CFO	90,000	4,500,000	0.0201
Mr. Patrick Dolan	Managing Director	70,000	3,500,000	0.0201
		$305,000	14,500,000

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

It is the Company’s intention to seek additional debt financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business model and also to expand our operations via the acquisition of companies that are in a similar space and industry as ours, although we have not identified any companies that we would consider acquiring. However, we do not have any verbal or written agreements with anyone to provide us with debt financing. Any short fall in our projected operating revenues will be covered by:

●	The cash retainer fees and cash success fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

●	Receiving loans from third party lenders and/ or investors.

F. Milestones for next twelve months (2016-2017):

Our specific plan of operations and milestones through August 2017 are as follows:

To date, we have 21 clients under contract that we deem to be active. Our mandate with these clients varies from:

a)	General business consulting.

b)	Corporate restructuring advice and implementation.

c)	Acting as a liaison between the client and their appointed auditors.

d)	Assistance with general compliance and related matters.

e)

Assistance in the entire process of listing a client´s common shares on a Stock Exchange or an Over the Counter Bulletin Board by way of liaising with attorneys, accountants and other professionals involved in the process.

f)	Introducing clients to potential capital funding sources, mainly located in Western and Eastern Europe, the Middle East and South East Asia.

g)	Placement of key management through our Human Resources department.

	Client:	Sector:

1	Regis Card Group Limited	Prepaid cards and payment services

2	Arrow Cars International Inc.	Long term car rental

3	Medinas Holdings BV	Therapeutical stomach cancer treatment

4	Duo World Inc.	Software development and integration

5	VT Hydrocarbon Holdings (Pte.) Limited	LNG Gas storage

6	Authenta Trade	Bitcoin

7	ATC Enterprises DMCC	Diamonds

8	Unii Limited	Mobile Applications such as “Fling”

9	Energy Equity Resources (Norway) Limited	Natural resources

10	Scandinavian AgriTex Co. Limited	Cotton and clothing industry

11	Tam Mining Limited	Natural resources

12	Primesite Developments Limited	Residential and commercial development

13	International FIM SRL	Manufacturing of automotive car parts

14	Hoqool Petroleum	Natural resources

15	INSCX Exchange Limited	Nano-technology exchange

16	Quartal Financial Solutions AG	Financial Technology

17	Granite Power Limited	Renewable Energy

18	Deutsche Oel & Gas SA	Natural resources

19	Majestic Wealth Limited	Property development – Tourism sector

20	Unite Global AS	Financial sector

21	Excorp Medical International (Pte.) Ltd.	Healthcare

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain registered investment houses and funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Vienna (Austria).

●	Various investment banks and financial institutions based in Dubai and the wider Middle East.

●	Certain Private Banks based in Amsterdam (Holland), Luxembourg and Zurich (Switzerland).

●	Various family and Sovereign Wealth offices in Dubai and the wider Middle East.

●	Various introducers to capital in the US.

●	Various introducers to capital based in Hong Kong.

●	Yenom (Pvt.) Limited – An introducer of new business based in Sri Lanka

●	MEPEX – A Bahrain Oil and Gas with over 280 members

●	Sixfoursixfour Limited based in the UK and the World Nano Foundation

●	The Billbarter Group, a financial partner with offices in Hungary, Romania, Slovakia, Serbia, Austria, Germany and the United Kingdom.

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

2)	NEW BUSINESS

During next 12 months, we believe that we have the capacity to sign at least another 12 new clients in various sectors and located around the globe.

3)	DUBAI EXPANSION

We will continue to establish a firm presence in Dubai, UAE where we are attracting clients, relationships and awareness. Our Dubai operation is currently a branch office of the Company allowing us a license to trade in the area. This branch office will continue to recruit new members of staff that will allow us to grow and become more efficient in Dubai.

4)	SOUTH EAST ASIAN EXPANSION

We will continue to establish a firm presence in South East Asia where we are attracting clients, relationships and awareness.

5)	EXPAND OUR CONSULTANCY TO INCLUDE MORE MERGER AND ACQUISITION ACTIVITY.

We intend to form relationships with merger and acquisition specialists during the next 12 months, which will hopefully enable us to:

●	Find potential merger and acquisition candidates.

●	Introduce our clients to brokers and investment bankers.

●	Introduce our clients to the appropriate professionals (attorneys and accountants) to assist them in a public offering or exchange listing.

6)	EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES.

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies’ management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months.

7)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY

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

9)	ROAD SHOWS

We will continue working on different “Road shows” in Dubai, Eastern Europe, Western Europe, South East Asia and the USA.

10)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

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

11)	OPEN A NEW OFFICE IN THE UNITED KINGDOM

Due to our growing clientele, we plan to open a new London based office within the next 6 months as a lot of our new clients are European based and a new and larger office will be required in order to properly service these clients.

12)	OPEN AN OFFICE IN THE USA

It is the Company´s intention to open a satellite office in the US when economically feasible. The Company´s CFO would be the indicated person to relocate to the US when appropriate.

13)	EXPAND OUR CORPORATE FINANCE DIVISION IN DUBAI

Expand our newly formed “Corporate Finance Division” headed by Mr. James Goldie in our Dubai office.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

On, June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Al Safar & Partners. Currently. There is a judgment against the Company (the defendant) for the recovery of $411,272.

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

According to the Dubai lawyers, the judgment issued against the Company (the defendant) by the Dubai First Instance Court bears no legality and is void. Therefore, the Plaintiff´s claim should be rejected in its entirety.

These legal proceedings and appeal are currently ongoing. The Company intends to vigorously defend the litigation. At this time, the Company cannot predict the outcome of the litigation.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On May 31, 2016, the Company issued 1,000,000 shares of restricted common stock valued at a fair value of $0.0248 per share or $24,800 to our Chief Executive Officer, Peter Smith, upon conversion of $27,500 of accrued salary.

On May 31, 2016, the Company issued 1,000,000 shares of restricted common stock valued at a fair value of $0.0248 per share or $24,800 to our Chief Financial Officer, Enzo Taddei, upon conversion of $27,500 of accrued salary.

On June 15, 2016, the Company issued 4,500,000 shares of restricted common stock valued at a fair value of $0.0201 per share or $90,450 to our Chief Executive Officer, Peter Smith, upon conversion of $90,000 of accrued salary.

On June 15, 2016, the Company issued 4,500,000 shares of restricted common stock valued at a fair value of $0.0201 per share or $90,450 to our Chief Financial Officer, Enzo Taddei, upon conversion of $90,000 of accrued salary.

On June 15, 2016, the Company issued 3,500,000 shares of restricted common stock valued at a fair value of $0.0201 per share or $70,350 to our Business Development Managing Director, Patrick V. Dolan, upon conversion of $70,000 of accrued salary.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933, as amended and/or the exclusion from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder..

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: August 11, 2016	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

