Form 10-Q
period 2016-09-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2016-11-14
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2016, there were 369,499,228 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

Global Equity International, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2016

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$15,051	$42,163
Accounts receivable	51,962	-
Prepaids	42,807	86,398
Other current assets	8,794	7,982
Total current assets	118,614	136,543

Investments, cost	3,085,322	2,650,471

Fixed assets, net	11,945	20,081

Total assets	$3,215,881	$2,807,095

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$190,764	$188,337
Accrued liabilities	184,656	184,656
Accounts payable and accrued liabilities - related parties	45,165	203,609
Deferred revenue	225,000	839,130
Accrued interest	304,569	304,569
Notes payable - net of discount of $41,250 and $11,667, respectively	701,268	563,351
Fixed price convertible note payable - net of discount of $10,996 and $0, respectively	92,854	-
Total liabilities	1,744,276	2,283,652

Commitments and contingencies (Note 10)

Stockholders’ Equity

Preferred stock: 50,000,000 shares authorized; $0.001 par value, none designated, none issued and outstanding.	$-	$-
Common stock: 950,000,000 shares authorized; $0.001 par value: 809,499,228 and 776,165,973 shares issued and outstanding, respectively.	809,499	776,166
Additional paid in capital	7,587,514	6,934,493
Accumulated deficit	(6,925,408)	(7,187,216)
Total stockholders’ equity	1,471,605	523,443

Total liabilities and stockholders’ equity	$3,215,881	$2,807,095

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statement of Operations

For the three and nine months ended September 30, 2016 and September 30, 2015 (Unaudited)

	For the three months ended,		For the nine months ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue - Clients	306,962	1,032,465	1,412,213	2,187,965
Revenue - Related party clients	-	98,000	-	98,000
Total revenue	$306,962	$1,130,465	$1,412,213	$2,285,965

General and administrative expenses	32,735	61,963	137,382	198,405
Salaries	240,930	278,123	632,439	770,719
Professional services	41,359	101,656	216,753	307,114
Depreciation	2,873	2,835	8,587	8,416
Total operating expenses	317,897	444,577	995,161	1,284,654

(Loss) / income from operations	$(10,935)	$685,888	$417,052	$1,001,311

Other income (expenses):
Interest expense	-	(114,930)	-	(319,606)
Finance Charges	-	(12,396)	-	(124,175)
Amortization of debt discount	(39,531)	(139,367)	(62,865)	(355,253)
Loss on derivative liabilities	-	(139,237)	-	(459,095)
Loss on conversion of notes into common stock	-	(793,809)	-	(732,022)
Gain on settlement of debt	-	660,578	-	660,578
Loss on conversion of accrued salaries and accounts payables into common stock	(5,492)	-	(1,097)	-
(Loss) / gain on extinguishment of debt and other liabilities	(8,865)	94,043	(91,814)	146,358
Gain on transfer of preferred stock	-	-	1,454	-
Bad debt expense	-	(7,345)	-	(7,345)
Exchange rate loss	(307)	(700)	(922)	(1,040)
Total other income (expenses)	(54,195)	(453,163)	(155,244)	(1,191,600)

Net (loss) / income	$(65,130)	$232,725	$261,808	$(190,289)

Weighted average number of common shares outstanding - basic	795,548,582	551,531,231	784,687,141	238,222,071
Weighted average number of common shares outstanding - diluted	795,548,582	551,531,231	790,795,964	238,222,071

Net (loss) income per common share - basic	$(0.00)	$0.00	$0.00	$(0.00)
Net (loss) income per common share - diluted	(0.00)	0.00	0.00	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2016 and September 30, 2015 (Unaudited)

	For the nine months ended,
	September 30, 2016	September 30, 2015

Cash flows from operating activities
Net income / (loss)	$261,808	$(190,289)

Adjustments to reconcile net income / (loss) to net cash used in operating activities
Depreciation	8,587	8,416
Securities paid for services	20,568	42,202
Securities recorded as revenue for services	(730,595)	(1,540,950)
Gain on transfer of preferred stock	(1,454)	-
Loss on conversion of notes into common stock	-	732,022
Loss on embedded conversion option derivative liabilities	-	459,095
Gain on settlement of debt	-	(660,578)
Loss / (gain) on extinguishment of debt and other liabilities	91,814	(146,358)
Loss on conversion of accrued salaries and accounts payables into common stock	1,097	-
Amortization of debt discount	62,865	355,253
Bad debts	-	7,345
Finance Charges	-	124,175

Changes in operating assets and liabilities:
Accounts receivable	(51,962)	-
Prepaids	43,591	(8,859)
Other current assets	(812)	1,500
Accounts payable	80,911	193,987
Accounts payable and accrued liabilities - related parties	299,421	145,005
Deferred revenue	(337,500)	37,985
Accrued interest	-	319,683

Net cash used in operating activities	$(251,661)	$(120,366)

Cash Flows used in investing activities:
Purchase of office furniture and equipment, net	(451)	(1,108)

Net cash used in investing activities	$(451)	$(1,108)

Cash flows from financing activities:
Proceeds from loans - related parties	8,974	48,422
Repayment of loans - related parties	(8,974)	-
Proceeds from notes payable	225,000	100,000
Repayment of notes payable	-	(43,482)

Net cash provided by financing activities	$225,000	$104,940

Net decrease in cash	$(27,112)	$(16,534)

Effect of Exchange Rates on Cash	-	(1,045)

Cash at Beginning of Period	$42,163	$19,026

Cash at End of Period	$15,051	$1,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$10,981

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into shares	$59,500	$637,820
Debt discounts recorded on notes payables	$103,444	$35,000
Accounts payable and accrued salaries settled in shares	$529,915	$574,359

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2015. The interim results for the period ended September 30, 2016 are not necessarily indicative of results for the full fiscal year.

Note 2 - Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. GEP is the parent company of its 100% subsidiary GE Professionals DMCC (Dubai). On June 10, 2016, GEI incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited, under the laws of the Republic of Seychelles.

Revenue is generated from business consulting services and employment placements.

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

As reflected in the accompanying consolidated financial statements, the Company had a net (loss) / income of $(65,130) and $261,808 for the three and nine months ended September 30, 2016 respectively, net cash used by operations of $251,661 for the nine months ended September 30, 2016; and a working capital deficit of $1,625,662 and stockholders´ equity of $1,471,605 as of September 30, 2016. Some of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

The Company´s deferred revenue, $225,000 at September 30, 2016, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

It is important to note that the two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans. However, Able Foundation has a judgment against the Company which is currently under appeal (See Note 10).

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying financial statements include allowance for doubtful accounts and loans receivable, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation of fixed assets, valuation allowance on deferred tax assets, derivative valuations, and equity valuations for non-cash equity grants.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The Company´s headquarters are based in Dubai.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and at December 31, 2015, respectively; the Company had no cash equivalents.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in income statement. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the nine months ended September 30, 2016 or 2015.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

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

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Debt Issue Costs

The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Original Issue Discount

If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to income statement as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss as gain (loss) on derivatives. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value and relieves all related notes, derivatives and debt discounts and a net gain or loss on debt extinguishment is recorded.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

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

Securities received as consideration are often earned at a point in time when the specified event occurs and the securities are issued to us. Therefore, we measure and recognize these securities received at fair value on the date of receipt. If securities are received in advance of completion of our services, the fair value will be recorded as deferred revenue and recognized as revenue as the services are completed.

All revenues are generated from clients whose operations are based outside of the United States.

At September 30, 2016, the Company had the following concentrations of accounts receivable with customers:

Customer	September 30, 2016

PDI	43%
EEC	57%
100%

For the nine months ended September 30, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2016	September 30, 2015

SAC	0%	2. 62%
MED	0%	1.31%
TAM	0%	2.62%
EER	0%	1.31%
MGP	0%	2.62%
ALP	0%	4.29%
UNI	13.10%	8.84%
DUO	8.11%	43.11%
PDI	21.89%	33.27%
QFS	37.89%	0%
INSCX	2.83%	0%
GPL	4.25%	0%
EEC	5.9%	0%
UGA	4.25%	0%
SCL	1.42%	0%
TLF	0.35%	0%
	100%	100%

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the nine months ended September 30, 2016:

Balance, December 31, 2015	$839,130
New payments received during the period	120,000
Cash deferred revenue recognized as revenue during the period	(457,500)
Securities deferred revenue recognized as revenue during the period	(276,630)
Balance, September 30, 2016	$225,000

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

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted net earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at September 30, 2016, the Company had a common stock equivalent in the form of a fixed price convertible note, which, if exercisable, would be dilutive. See Note 7(D)

The Following table reconciles the dilutive weighted average number of shares outstanding for the nine months ended September 30, 2016:

Weighted average common shares – Basic:	784,687,141
Shares underlying convertible debt:	6,108,823
Weighted average common shares – Diluted:	790,795,964

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2016	December 31, 2015
Level 3 – Non-Marketable Securities – Non-recurring	$3,085,322	$2,650,471

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 2 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on significant inputs that are observable or can be derived from or corroborated by observable market data. These valuations are typically based on quoted prices in active markets. The Company´s investments in equity securities are in relatively inactive markets.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2016 were as follows:

Balance, December 31, 2015	$2,650,471
Realized and unrealized gains (losses)	-
Securities received for services during the period	453,965
Securities paid for services during the period	(19,114)
Impairment loss	-
Balance, September 30, 2016	$3,085,322

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

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and added some practical expedients. The standard and related amendments will be effective for financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original date of financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2016. We currently do not plan to early adopt this guidance and are evaluating the potential impact of this guidance on our consolidated financial statements as well as transition methods.

Note 5 – Investments

The Company holds following common equity securities in private and reporting companies as at September 30, 2016 and December 31, 2015:

	9/30/2016		12/31/2015
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	2,000,000	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	1,500,000	$-	1,500,000	$-	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	$-	3,200,000	$-	Private Company
Arrow Cars International Inc.	3,000,000	$3,000	3,000,000	$3,000	Private Company
Direct Security Integration Inc.	400,000	$-	400,000	$-	Private Company
Duo World Inc.	3,481,133	$880,850	3,460,000	$865,000	Reporting Company – OTC
Primesite Developments Inc.	5,606,521	$1,781,521	5,606,521	$1,781,521	Private Company
Quartal Financial Solutions AG	2,271	$419,365	-	-	Private Company
	19,189,925	$3,084,736	19,166,521	$2,649,521

The Company holds following preferred equity securities in private companies as at September 30, 2016 and December 31, 2015:

	9/30/2016		12/31/2015
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	136,600	$136	500,000	$500	Reporting Company – OTC
Primesite Developments Inc.	450,000	$450	450,000	$450	Private Company
	586,600	$586	950,000	$950

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

September 30, 2016

(Unaudited)

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

On June 01, 2016, the Company paid an equity commission to a consultant, for the introduction of a client to the Company, in the form of transfer of 25,000 common shares (valued at $0.75 per share) of Duo World Inc. out of the 46,133 common shares which were received and owned by the Company on April 27, 2016. As a result of this transfer, the Company’s overall investment in common shares of Duo World Inc. was reduced to 3,481,133 common shares as of September 30, 2016 and there was no gain / loss recorded on transfer of this common stock.

At September 30, 2016, there were no identifiable events or changes in circumstances that had a significant adverse effect on the value of the investments; hence, no impairment is required as of September 30, 2016.

Note 6 – Fixed Assets

The following table reflects net book value of fixed assets as of September 30, 2016 and December 31, 2015:

	09/30/2016	12/31/2015	Useful Life
Furniture and Equipment	$37,655	$37,204	3 to 5 years
Accumulated depreciation	$(25,710)	$(17,123)
Net fixed assets	$11,945	$20,081

Depreciation expense for the nine months ended September 30, 2016 and September 30, 2015, was $8,587 and $8,416, respectively.

Note 7 – Debt & Accounts Payables

(A) Accounts Payables

The following table represents breakdown of accounts payable as of September 30, 2016 and December 31, 2015, respectively:

	9/30/2016	12/31/2015
Accrued salaries and benefits	$82,691	$79,386
Other payables & accrued liabilities	108,073	108,951
	$190,764	$188,337

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

On April 25, 2016, two of the Company’s consultants decided to convert their accrued fee balance amounting to $5,250 to the common shares of the Company at $0.015 per share. As a result of this conversion, the Company issued following common stock to its consultants:

●	100,000 common shares to a consultant, having a fair value of $0.0143 per share or $1,430 for his accrued fee balance of $1,500, thereby recognizing a gain on conversion of $70.

●	250,000 common shares to a consultant, having a fair value of $0.0143 per share or $3,575 for his accrued fee balance of $3,750, thereby recognizing a gain on conversion of $175.

On September 30, 2016, three of the Company’s employees decided to convert their partial accrued salaries and expenses payable balance amounting to $65,652 to the common shares of the Company at $0.02 per share. As a result of this conversion, the Company issued following common stock to its employees:

●	900,000 common shares to Mr. Colin Copeland, having a fair value of $0.0205 per share or $18,450 for his accrued salary balance of $18,000, thereby recognizing a loss on conversion of $450.

●	1,599,240 common shares to Mr. James Robert Payne, having a fair value of $0.0205 per share or $32,784 for his accrued salary balance of $31,985, thereby recognizing a loss on conversion of $799.

●	783,335 common shares to Ms. Zara Victoria Clark, having a fair value of $0.0205 per share or $16,058 for his accrued salary balance of $15,667, thereby recognizing a loss on conversion of $391.

(B) Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of September 30, 2016 and December 31, 2015, respectively:

	9/30/2016	12/31/2015
Accrued salaries	$33,060	$152,875
Expenses payable	12,105	50,734
	$45,165	$203,609

On May 31, 2016, Mr. Peter Smith, officer and director of the Company, decided to convert his partial accrued salary balance of $27,500 to the common shares of the Company at $0.0275 per share. As a result of this conversion, the Company issued 1,000,000 common shares to Mr. Peter Smith having a fair value of $0.0248 per share or $24,800, thereby recognizing a gain on conversion of $2,700. On the same day, Mr. Enzo Taddei, officer and director of the Company, decided to convert his partial accrued salary balance of $27,500 to the common shares of the Company at $0.0275 per share. As a result of this conversion, the Company issued 1,000,000 common shares to Mr. Enzo having a fair value of $0.0248 per share or $24,800, thereby recognizing a gain on conversion of $2,700.

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

On September 30, 2016, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $154,014 to the common shares of the Company at $0.02 per share. As a result of this conversion, the Company issued following common stock to its officers and directors:

●	2,720,120 common shares to Mr. Peter Smith, having a fair value of $0.0205 per share or $55,762 for his accrued salary balance of $54,402, thereby recognizing a loss on conversion of $1,360

●	3,656,697 common shares to Mr. Enzo Taddei, having a fair value of $0.0205 per share or $74,962 for his accrued salary balance of $73,134, thereby recognizing a loss on conversion of $1,828, and

●	1,323,863 common shares to Mr. Patrick Dolan, having a fair value of $0.0205 per share or $27,139 for his accrued salary balance of $26,477, thereby recognizing a loss on conversion of $662.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

(C) Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at September 30, 2016:

Date of Note	Principal (net of debt discount)	Accrued Interest	Provision for potential damages	Total payable
October 9, 2013	$120,420	$106,196	$184,656	$411,272
October 17, 2013	319,598	160,402	-	480,000
November 26, 2013	-	37,971	-	37,971
April 29, 2016	129,167	-	-	129,167
August 25, 2016	132,083	-	-	132,083

Balance, September 30, 2016	$701,268	$304,569	$184,656	$1,190,493

●	On October 9, 2013, the Company secured a two month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at September 30, 2016 is $106,196. The Company also accrued $184,656 provision for potential damages due to the ongoing litigation in the Dubai Courts as of September 30, 2016 which is included in accrued liabilities in the accompanying consolidated balance sheet. (See Note 10)

Loan granted in 2013	$120,420
Interest accrued in 2013	56,196
Balance at December 31, 2013	$176,616

Interest accrued in 2014	50,000
Balance at December 31, 2014	$226,616

Interest accrued in 2015	-
Potential damages accrued in 2015	184,656
Balance at December 31, 2015	$411,272
Interest accrued during the period	-
Balance at September 30, 2016	$411,272

●	On October 17, 2013, the Company secured a three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of Direct Security Integration Inc. and the note holder is currently trying to sell these shares. The shares used as a form of guarantee formed part of the assets of our Company.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance $319,598 of as on December 31, 2015. The remaining installments totaling to $480,000, as per the amended agreement, have not been paid as of September 30, 2016 and the total outstanding balance owed to the lender is also $480,000 as of September 30, 2016.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200
Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397
Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Interest repayment	(20,000)
Excess interest and monitoring fee gain	(660,578)
Balance at December 31, 2015	$480,000
Interest accrued during the period	-
Balance at September 30, 2016	$480,000

●	On April 29, 2016, the Company secured a six month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs. The interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the nine months ended September 30, 2016, $4,167 of the debt issuance costs and $25,000 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $5,833.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the period	29,167
Balance at September 30, 2016	$129,167
(Net of unamortized discount and issue costs of $5,833)

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Subsequent to the nine months ended September 30, 2016, the Company amortized remaining debt discount and issue cost balance of $5,833 making the note payable balance amounting to $135,000 and repaid the full amount of this loan note in cash on October 12, 2016. (See Note 11)

●	On August 25, 2016, the Company secured a six month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. Only in the event of a default hence non-repayment of the Note at the maturity date, the lender would have the right to convert all or any part of the outstanding balance into common shares of the Company at a conversion price equal to 70% of the average of 3 lowest VWAPS in the 20 trading days immediately preceding the applicable conversion.

During the nine months ended September 30, 2016, $833 of the debt issuance costs and $6,250 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $35,417.

Principal loan amount	$167,500
Original issue discount	(37,500)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the period	7,083
Balance at September 30, 2016	$132,083
(Net of unamortized discount and issue costs of $35,417)

(D) Fixed Price Convertible Note Payable

●	On August 27, 2015, the Company secured a six month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

During the three months ended March 31, 2016, $1,667 of the debt issuance cost discount and $10,000 of the original issue discount was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

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

Also, in the new note, there was an addition of a conversion option that the lender has right at any time after the exchange date until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.025. There was no beneficial conversion feature as the conversion price was higher than the current market value of the Company’s stock at that time. Since a conversion option was added to the note in the March 18, 2016 modification, this modification was accounted for as a debt extinguishment on that date and $25,200 was recognized as loss on debt extinguishment based on the quoted trading price of $0.0252 per share.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

On April 28, 2016, St. George decided not to opt for converting the principal loan to common shares. Instead, on April 28, 2016, the Company renegotiated the loan terms, further extending the repayment to July 1, 2016. The terms of this further extension were a one-time 10% interest payment of $13,500 to be added to the principal of $135,000 and the issuance of 3,000,000 common shares. The Company accounted for this further extension as a debt extinguishment of previous extension dated March 18, 2016 and $58,200 was recognized as loss on debt extinguishment comprising of $13,500 of interest payment and $44,700 for issuance of 3,000,000 common shares of the Company valued at the quoted trading price of $0.0149 per share on the date of new exchange. (See Note 8 (b))

On July 1, 2016, after receipt of $148,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC in the amount of $148,500 dated April 28, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months convertible promissory note amounting to $163,350 dated July 01, 2016. The terms of this exchanged note were a one-time 10% increase in the principal loan of $14,850, making the principal sum from $148,500 to $163,350. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of the Company’s stock as on the date of exchange was $0.0197. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of the Company’s stock as on July 01, 2016. The Company accounted for the difference arising due to BCF amounting to $25,944 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated April 28, 2016 and $14,850 was further recognized as loss on debt extinguishment.

On September 16, 2016, the note holder decided to convert partial note balance amounting to $59,500 to the common shares of the Company at the contractual fixed price of $0.017 per share. As a result of this conversion, the Company issued 3,500,000 common shares to Mammoth Corporation.

During the nine months ended September 30, 2016, the company amortized $14,948 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $10,996 as of September 30, 2016. The outstanding convertible note balance amounted to $103,850 as of September 30, 2016.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 8 - Stockholders’ Equity

a) Preferred Stock

On November 30, 2011, the Company designated 5,000,000 of its authorized preferred stock as Series “A” convertible preferred shares. On November 13, 2012, the Company’s board of directors approved an amendment to the Certificate of Designation; to amend the voting rights and conversion rights of the Company’s Series “A” preferred shares as follows:

●	Voting Rights: 10 votes per share (votes along with common stock);

●	Conversion Rights: Each share of Series “A” Preferred is convertible into ten (10) shares of common stock 1 day after the second anniversary of issuance;

●	Dividend Rights: None;

●	Liquidation Rights: None

On July 15, 2015 the designation of the 5,000,000 Series “A” preferred shares was withdrawn.

On November 10, 2016, the Company designated 45,000,000 of its authorized preferred stock as Series “B” convertible preferred shares. The Certificate of Designation stated the following:

●	Voting Rights: 10 votes per share (votes along with common stock);

●	Conversion Rights: Each share of Series “B” Preferred is convertible at any time, and from time to time, into ten (10) shares of common stock 1 day after the first anniversary of issuance;

●	Dividend Rights: In the event the Board of Directors declares a dividend on the common stock, each Series “B” Preferred share will be entitled to receive an equivalent dividend as if the Series “B” Preferred share had been converted into common stock prior to the declaration of such dividend.

●	Liquidation Rights: None

b) Common Stock

During the nine months ended September 30, 2016, the Company issued a total of 33,333,255 common shares in the following manner:

●	350,000 common shares were issued having a fair value of $5,005 based on the quoted trading price of $0.0143 in settlement of fee payables to the Company’s consultants amounting to $5,250, thereby recognizing a gain on conversion of $245. See Note 7 (A)

●	25,483,255 common shares were issued at a fair value of $526,007 in exchange for accrued salaries of $524,665, thereby recognizing a net loss on conversion of $1,342. See Note 7 (A&B)

●	4,000,000 common shares were issued to St. George Investments LLC at a fair value of $69,900 as a modification fee for a loan note. See Note 7(D)

●	3,500,000 common shares were issued to Mammoth Corporation at a fixed contractual conversion price of $0.017 per share as a result of a partial conversion of a convertible note amounting to $59,500. See Note 7(D)

Note 9 – Related Party Transactions

Following is the list of related parties and their relationships with the Company for the nine months ended September 30, 2016 and the year ended December 31, 2015:

Name	Relationship
Mr. Peter J. Smith	President, Chief Executive Officer and Director
Mrs. Angela G. Smith	Spouse of Mr. Peter Smith
Mr. Enzo Taddei	Chief Financial Officer, Secretary and Director
Mr. Patrick V. Dolan	Managing Director
Alpha 1066, Inc.	Majority owned by two officers of the Company

On July 1, 2015, the Company entered into a consultancy agreement valued at $148,000 with a Nevada Corporation that is majority owned by the two officers of the Company, Mr. Peter Smith and Mr. Enzo Taddei. During the nine months ended September 30, 2015, the Company received $98,000 in cash in lieu of consultancy services provided as per the agreement, thereby recognizing it as revenue from related party in the income statement for the nine months ended September 30, 2015.

As discussed in Note 7(B), the company only owed accrued salaries and expenses to some of the above related parties as on September 30, 2016 and December 31, 2015.

Global Equity International, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

September 30, 2016

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

These legal proceedings and appeal are currently ongoing. The Company intends to vigorously defend the litigation. At September 30, 2016, the Company cannot predict the outcome of the litigation.

●	On October 7, 2015, the Company renewed its rent agreement for its head office in Dubai for a further period of two years. The rental amount was agreed at $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This rental agreement is renewable for a further one year and if renewed the annual rent will suffer a 5% increase.

●	On September 30, 2016, the Board of Directors agreed to discontinue compensating the Company´s CEO for his personal rent allowance in Dubai.

Note 11 – Subsequent Events

●	On October 10, 2016, the Company sold 10,000,000 restricted common shares under SEC Rule 144 to a non-affiliated investor at $0.0135 per share.

●	On October 12, 2016, the Company fully paid off a $135,000 six month loan note payable to St. George Investments LLC which was signed on April 29, 2016.

●	On October 13, 2016, the Company secured six month non-convertible loan for $135,000 carrying an original issue discount of $30,000 and additional $5,000 to cover legal costs.

●	On November 10, 2016, the Company designated 45,000,000 of its authorized preferred stock as Series “B” convertible preferred shares. (see Note 8a)

●	On November 11, 2016, Enzo Taddei, Patrick V. Dolan and Peter J. Smith, all Directors of the Company, offered to retire and exchange an aggregate 450,000,000 shares of Common Stock owned by them for 45,000,000 Series “B” Preferred Stock. The Company permitted Messrs. Taddei, Dolan and Smith to exchange 200,000,000, 50,000,000 and 200,000,000 shares of Common Stock, respectively, for 20,000,000, 5,000,000 and 20,000,000 shares of Series “B” Preferred Stock, respectively. As the fair value of the Common Shares retired was the same as the fair value of the Preferred Series “B” shares issued, there was no accounting effect.

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Results of operations for the three months ended September 30, 2016 and September 30, 2015

C. Results of operations for the nine months ended September 30, 2016 and September 30, 2015

D. Financial condition as at September 30, 2016 and December 31, 2015

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

Global Equity Partners Plc. and its subsidiary, GE Professionals DMCC, are Dubai based firms that provide consulting services, such as corporate restructuring, management recruitment and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on a Public Stock Exchanges in various parts of the world.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001.

On July 15, 2015 the designation of the 5,000,000 Series “A” convertible preferred stock was withdrawn.

B.	Results of operations for the three months ended September 30, 2016 and September 30, 2015:

The Company had revenues amounting to $306,962 and $1,130,465, for the three months ended September 30, 2016 and 2015, respectively.

	September 30, 2016	September 30, 2015	Changes

Revenue	$306,962	$1,130,465	$(823,503)
	$306,962	$1,130,465	$(823,503)

The total revenue decreased by $823,503 due the fact that we received $675,450 in equity securities in a private company in exchange for services performed during the comparative three months ended September 30, 2015. During the three months ended September 30, 2016, we didn’t receive any such equity securities which resulted in a decrease in revenues when compared to three months ended September 30, 2015. Following is the breakdown of total revenue for the three months ended September 30, 2016 which amounted to $306,962:

a)	$252,500 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

b)	$29,462 was recognized as revenue for services already rendered to a client and payment from client was pending as at September 30, 2016.

c)	$25,000 was received in cash for services performed to a couple of clients during the three months ended September 30, 2016.

For the three months ended September 30, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2016	September 30, 2015

MED	0%	2.65%
SAC	0%	3.98%
ALP	0%	8.67%
DUO	0%	3.10%
PDI	0%	67.27%
UNI	60.26%	14.33%
UGA	9.77%	0%
QFS	12.22%	0%
EEC	9.60%	0%
SCL	6.52%	0%
TLF	1.63%	0%
	100%	100%

The total operating expenditures amounted to $317,897 and $444,577, for the three months ending on September 30, 2016 and 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2016	September 30, 2015	Changes

General and administrative expenses	$32,735	$61,963	$(29,228)
Salaries	240,930	278,123	(37,193)
Professional services	41,359	101,656	(60,297)
Depreciation	2,873	2,835	38
Total operating expenses	$317,897	$444,577	$(126,680)

During the three months ended September 30, 2016, total operating expenses were reduced by $126,680 from the previous three months ending on September 30, 2015. The reason for this decrease is mainly due to the decrease in general & administrative expenses, salaries and professional services during the current three months ending on September 30, 2016.

The (loss) / income from operations for the three months ended September 30, 2016 and 2015 were $(10,935) and $685,888, respectively.

The Company´s other income and (expenses) for the three months ended September 30, 2016 and 2015, were $(54,195) and $(453,163), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2016	September 30, 2015	Changes
Interest expense	$-	$(114,930)	$114,930
Finance Charges	-	(12,396)	12,396
Amortization of debt discount	(39,531)	(139,367)	99,836
Loss on derivative liabilities	-	(139,237)	139,237
Loss on conversion of notes into common stock	-	(793,809)	793,809
Loss on conversion of accrued salaries into common stock	(5,492)	-	(5,492)
Gain on settlement of debt	-	660,578	(660,578)
(Loss) / gain on extinguishment of debt and other liabilities	(8,865)	94,043	(102,908)
Bad debt expense	-	(7,345)	7,345
Exchange rate loss	(307)	(700)	393
Total other income (expenses)	$(54,195)	$(453,163)	$398,968

Our total other expenses were reduced substantially due to the fact that the Company settled all of its discounted convertible debts last year. The settlement of this debt last year resulted large amounts of interest expense, loss on derivative liabilities, loss on conversion of notes into stock and amortization of debt discount during the three months ended September 30, 2015.

The net (loss) / income for the three months ended September 30, 2016 and 2015 were $(65,130) and $232,725, respectively.

The Company had 809,499,228 and 771,523,183 common shares issued and outstanding at September 30, 2016 and September 30, 2015, respectively. Basic and diluted weighted average number of common shares outstanding for the three months ended September 30, 2016 and September 30, 2015, was 795,548,582 and 551,531,231, respectively. Basic and diluted net (loss) / income per share for both periods was $(0.00) and $0.00, respectively.

C.	Results of operations for the nine months ended September 30, 2016 and September 30, 2015:

The Company had revenues amounting to $1,412,213 and $2,285,965, for the nine months ended September 30, 2016 and 2015, respectively.

	September 30, 2016	September 30, 2015	Changes

Revenue	$1,412,213	$2,285,965	$(873,752)
	$1,412,213	$2,285,965	$(873,752)

Following is the breakdown of total revenue for the nine months ended September 30, 2016 which amounted to $1,412,213:

a)	$419,365 was received in equity securities in a private company in exchange for services performed. The valuation was based on 1,815 common shares valued at CHF 160 or $163.89 per share and 456 common shares valued at CHF 261 or $267.34 per share.

b)	$34,600 was received in equity securities in another private company in exchange for services performed. The valuation was based on 46,133 common shares valued at $0.75 per share.

c)	$276,630 was recognized as revenue from deferred revenue as we performed related services to a client against shares received in prior quarters.

d)	$337,500 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

e)	$61,962 was recognized as revenue for services already rendered to a couple of clients out of which $51,962 was receivable as at September 30, 2016.

f)	$282,156 was received in cash for services performed to different clients during the nine months ended September 30, 2016.

For the nine months ended September 30, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2016	September 30, 2015

SAC	0%	2.62%
MED	0%	1.31%
TAM	0%	2.62%
EER	0%	1.31%
MGP	0%	2.62%
ALP	0%	4.29%
UNI	13.10%	8.84%
DUO	8.12%	43.12%
PDI	21.89%	33.27%
QFS	37.89%	0%
INSCX	2.83%	0%
GPL	4.25%	0%
EEC	5.90%	0%
UGA	4.25%	0%
SCL	1.42%	0%
TLF	0.35%	0%
	100%	100%

The total operating expenditures amounted to $995,161 and $1,284,654, for the nine months ending on September 30, 2016 and 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2016	September 30, 2015	Changes
General and administrative expenses	$137,382	$198,405	$(61,023)
Salaries	632,439	770,719	(138,280)
Professional services	216,753	307,114	(90,361)
Depreciation	8,587	8,416	171
Total operating expenses	$995,161	$1,284,654	$(289,493)

During the nine months ended September 30, 2016, total operating expenses were reduced by $289,493 from the previous nine months ending on September 30, 2015. The reason for this decrease is mainly due to a general reduction of General and Administrative expenses, salaries, and professional services during the nine months ending on September 30, 2016.

Income from operations for the nine months ended September 30, 2016 and 2015 was $417,052 and $1,001,311, respectively.

The Company´s other income and (expenses) for the nine months ended September 30, 2016 and 2015, were $(155,244) and $(1,191,600), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2016	September 30, 2015	Changes
Interest expense	$-	$(319,606)	$319,606
Finance Charges	-	(124,175)	124,175
Amortization of debt discount	(62,865)	(355,253)	292,388
Loss on derivative liabilities	-	(459,095)	459,095
Loss on conversion of notes into common stock	-	(732,022)	732,022
Loss on conversion of accrued salaries into common stock	(1,097)	-	(1,097)
Gain on settlement of debt	-	660,578	(660,578)
(Loss) / gain on extinguishment of debt and other liabilities	(91,814)	146,358	(238,172)
Gain on transfer of preferred stock	1,454	-	1,454
Bad debt expense	-	(7,345)	7,345
Exchange rate loss	(307)	(1,040)	118
Total other income (expenses)	$(155,244)	$(1,191,600)	$1,036,356

Our total other expenses during the nine months ended September 30, 2016 were reduced substantially due to the fact that the Company settled all of its discounted convertible debts last year. The settlement of this debt last year resulted in large amounts of interest expense, loss on derivative liabilities, loss on conversion of notes into stock and amortization of debt discount during the nine months ended September 30, 2015. Loss on extinguishment of debt and other liabilities includes a loss of $83,400 arising due to double exchange of a loan note with the same lender during the nine months ended September 30, 2016.

The net income / (loss) for the nine months ended September 30, 2016 and 2015 were $261,808 and $(190,289), respectively.

The Company had 809,499,228 and 771,523,183 common shares issued and outstanding at September 30, 2016 and September 30, 2015, respectively. Basic weighted average number of common shares outstanding for the nine months ended September 30, 2016 and September 30, 2015 was 784,687,141 and 238,222,071, respectively. Basic net income / (loss) per share for both periods was $0.00 and $(0.00), respectively. Dilutive weighted average number of common shares outstanding for the nine months ended September 30, 2016 and September 30, 2015, was 790,795,964 and 238,222,071, respectively. Dilutive net income / (loss) per share for both periods was $0.00 and $(0.00), respectively.

D.	Financial condition as at September 30, 2016 and December 31, 2015:

Assets:

The Company reported total assets of $3,215,881 and $2,807,095 as of September 30, 2016 and December 31, 2015, respectively. These mainly include our investment in securities of our clients that we received as part of our consulting fees. At December 31, 2015, we had long term investments amounting to $2,650,471. These long term investments amount to $3,085,322 as of September 30, 2016 representing an increase of 16%. Our fixed assets include office equipment having a net book value of $11,945 and $20,081 as at September 30, 2016 and December 31, 2015, respectively. Furthermore, our current assets at December 31, 2015 totaled $136,543 and at September 30, 2016, these current assets amounted to $118,614 comprising cash of $15,051, accounts receivable of $51,962 and prepaid and other current assets of $51,601.

Liabilities:

Our current liabilities at December 31, 2015 totaled $2,283,652. Over the last nine months, we managed to decrease these current liabilities to $1,744,276 which represents a decrease of 24%. All of our liabilities are current and mainly include third party debt which is due to four lenders, payable to related parties and our day to day operational creditors.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at September 30, 2016:

Date of Note	Total Debt	Remarks
October 9, 2013	$411,272	Non-convertible and non-collateralized
October 17, 2013	480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
*April 29, 2016	129,167	Non-convertible and non-collateralized
July 1, 2016	92,854	Fixed price convertible and non-collateralized
August 25, 2016	132,083	Non-convertible and non-collateralized
Balance, September 30, 2016	$1,283,347

* Subsequent to the quarter ended September 30, 2016, the April 29, 2016 note having a principal amount of $135,000 was fully repaid in cash on October 12, 2016.

Also, out of the cash fees received from different clients to date, the Company has deferred a total $225,000 from cash fees received from three clients. These deferred cash fees will be reflected on the Company´s income statement once certain milestones and contractual agreements have been completed.

Stockholder’s Equity:

At December 31, 2015, the Company had stockholders´ equity of $523,443. At September 30, 2016, the Company had stockholders´ equity of $1,471,605, which represents an increase of 181%.

The Company had 809,499,228 and 776,165,973 common shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.

E.	Liquidity and Capital reserves:

Our consolidated financial statements contained herein have been prepared assuming that the Company will continue as a going concern. The Company had (loss) / income from operations of $(10,935) and $417,052 for the three and nine months ended September 30, 2016, respectively; a total other expenses amounting to $54,195 and $155,244 for the three and nine months ended September 30, 2016, respectively; and a net (loss) / income of $(65,130) and $261,808 for the three and nine months ended September 30, 2016 respectively,.

The Company had $15,051 in cash; net cash used in operations of $251,661 for the nine months ended September 30, 2016; working capital deficit of $1,625,662 and stockholders´ equity of $1,471,605 as of September 30, 2016.

The ability of the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients, which over the years have become consistent.

b)	Consummating and executing current engagements.

While the Company´s current engagements are being consummated and executed, the Company may also resort to borrowing additional funds from certain related parties, such as management, and also third party funders some of which may be on a fixed price conversion basis to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overhead wherever possible and any monies owed to the management can also be forgiven, if necessary. Such measures were taken on September 30, 2016 when the Company´s Board of Directors agreed to discontinue compensating the Company´s CEO for his personal rent allowance in Dubai.

It is the Company’s intention to expand its operations via the acquisition of companies that are in a similar space and industry as ours, and to date we have identified various companies that we would consider acquiring. However, we do not have any verbal or written agreements with anyone to provide us with debt financing.

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

The Company´s deferred revenue, $225,000 at September 30, 2016, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

It is important to note that the two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans this meaning that the Company has not given any form of guarantee to the lenders nor can the loans become convertible into common shares at any point in time.

The Company believes that it will receive certain contractually agreed cash success fees in the near future and also it is the Company´s intent to commence to liquidate certain investments on or before the year ended December 31, 2016 or early Q1 2017, these cash injections should provide sufficient cash flow to allow the Company to commence to pay off the third party debt and also allow the Company sufficient cash flow to continue to grow and expand in 2017 without having to resort to third party or affiliate loans. However, we cannot guarantee that such a cash injection will be readily available in a timely manner.

It is important to point out that for the purpose of improving the Company´s current and future liquidity position and also to mitigate the short term liabilities, $524,665 of management´s and certain employee´s accrued salaries were converted to common restricted stock during the nine months ended September 30, 2016. The following table depicts the above mentioned conversions:

Name	Designation	Accrued Salary	Common Stock issued	Price per share
Mr. Peter Smith	CEO	$27,500	1,000,000	$0.0248
Mr. Peter Smith	CEO	90,000	4,500,000	0.0201
Mr. Peter Smith	CEO	54,402	2,720,120	0.0205
Mr. Enzo Taddei	CFO	27,500	1,000,000	0.0248
Mr. Enzo Taddei	CFO	90,000	4,500,000	0.0201
Mr. Enzo Taddei	CFO	73,134	3,656,697	0.0205
Mr. Patrick Dolan	Managing Director	70,000	3,500,000	0.0201
Mr. Patrick Dolan	Managing Director	26,477	1,323,863	0.0205
Mr. Colin Copeland	Employee	18,000	900,000	0.0205
Mr. James Payne	Employee	31,985	1,599,240	0.0205
Ms. Zara Clark	Employee	15,667	783,335	0.0205
		$524,665	24,483,255

Finally, on November 11, 2016, the Company´s CEO, CFO and Managing Director jointly decided to retire an aggregate of 450,000,000 of their personally owned Common Shares in exchange for 45,000,000 Series “B” Preferred shares. As a result of this retirement and exchange, the Company´s issued and outstanding Common Shares were drastically reduced from 819,499,228 to a total of 369,499,228.

F.	Milestones for next twelve months (2016-2017):

Our specific plan of operations and milestones through November 2017 are as follows:

To date, we have 18 clients under contract around the globe that we currently deem to be active clients that are either seeking a listing on a Stock Exchange or OTC Bulletin Board and/or are seeking capital funding for acquisition, growth and expansion:

	Client:	Sector:	Primary Location:

1	Regis Card Group Limited	Prepaid cards and payment services	United Kingdom

2	Medinas Holdings BV	Therapeutically stomach cancer treatment	Holland

3	Duo World Inc.	Software development and integration	Sri Lanka

4	VT Hydrocarbon Holdings (Pte.) Limited	LNG Gas storage	Singapore & Jordan

5	Scandinavian AgriTex Co. Limited	Cotton and clothing industry	United Kingdom and Norway

6	Tam Mining Limited	Natural resources	United Kingdom & Africa

7	Primesite Developments Limited	Residential and Commercial Development	United Kingdom

8	International FIM SRL	Manufacturing of Automotive Parts	Italy

9	Hoqool Petroleum	Natural Resources	United Arab Emirates

10	INSCX Exchange Limited	Nano-Technology Exchange	United Kingdom

11	Quartal Financial Solutions AG	Financial Technology	Switerland

12	Granite Power Limited	Renewable Energy	Australia

13	Deutsche Oel & Gas SA	Natural Resources	Luxembourg

14	Majestic Wealth Limited	Property Development	Cyprus

15	Unite Global AS	Financial sector	Norway

16	The Stakis Collection Limited	Hospitality Sector	United Kingdom

17	GD9 Limited	Property Development	Gibraltar

18	Teralight FZ LLC	Telecommunications Industry	United Arab Emirates

1)	DEVELOP THE INTRODUCER NETWORK FURTHER AND IN HOPES OF ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain registered and Regulated Investment Houses and Funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Vienna (Austria).

●	Various Financial Institutions and also Investment Banks based in Dubai (UAE).

●	Certain Private Banks based in Amsterdam (Holland), Luxembourg and Zurich (Switzerland).

●	Various Family Offices in Dubai (UAE).

●	Various introducers to capital based on the East and West Coast of the US.

●	Various introducers to capital based in Hong Kong.

●	Yenom (Pvt.) Limited – An introducer of new business based in Sri Lanka.

●	MEPEX – A Bahrain Oil and Gas with over 300 members.

●	Sixfoursixfour Limited and the World Nano Foundation.

●	The Billbarter Group, a financial partner with offices in Hungary, Romania, Slovakia, Serbia, Austria, Germany and the United Kingdom.

●	CPM SARL, a financial partner with offices in Beirut (Lebanon).

●	Various South East Asian financial partners and introducers to new business.

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

2)	NEW BUSINESS

During next 12 months, we believe that we have the capacity to sign at least another 12 new clients in various sectors and located around the globe.

3)	DUBAI EXPANSION

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

7)	EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES.

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies’ management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months.

8)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY

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

10)	ROAD SHOWS

We will continue working on different “Road shows” in Dubai, Eastern Europe, Western Europe, South East Asia and the USA.

11)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

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

12)	ACQUISITION OF CERTAIN FINANCIAL ADVISORY FIRMS WITH FUNDS UNDER MANAGEMENT

The Company intends to acquire a certain number of United Kingdom based Financial Advisory Firms with Funds under Management.

13)	OPEN A NEW OFFICE IN THE UNITED KINGDOM

Due to our growing UK and Central European based clientele and also due to our plan to acquire a certain number of UK based financial advisory firms with funds under management, we plan to open a new UK based office within the next 6 months.

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

Commitments and Contingencies

On October 7, 2015, the Company renewed its rent agreement for its head office in Dubai for a further period of two years. The rental amount was agreed at $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This rental agreement is renewable for a further one year and if renewed the annual rent will suffer a 5% increase.

On September 30, 2016, the Board of Directors agreed to discontinue compensating the Company´s CEO for his personal rent allowance in Dubai.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2016, the Company issued 1,000,000 shares common shares valued at a fair value of $0.0252 per share or $25,200 to St. George Investments LLC, as a modification fee for a loan note.

On April 25, 2016, the Company issued 250,000 shares of restricted common stock valued at a fair value of $0.0143 per share or $3,575 in lieu of client introduction fee of $3,750.

On April 25, 2016, the Company issued 100,000 shares of restricted common stock valued at a fair value of $0.0143 per share or $1,430 in lieu of client introduction fee of $1,500.

On April 29, 2016, the Company issued 3,000,000 shares common shares valued at a fair value of $0.0149 per share or $44,700 to St. George Investments LLC, as a modification fee for a loan note.

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

On June 15, 2016, the Company issued 3,500,000 shares of restricted common stock valued at a fair value of $0.0201 per share or $70,350 to our Managing Director, Patrick V. Dolan, upon conversion of $70,000 of accrued salary.

On September 16, 2016, the Company issued 3,500,000 shares of restricted common stock valued at an agreed fixed price of $0.017 per share to Mammoth Corporation upon conversion of $59,500 of debt.

On September 30, 2016, the Company issued 2,720,120 shares of restricted common stock valued at a fair value of $0.0205 per share or $55,762 to our Chief Executive Officer, Peter Smith, upon conversion of $54,402 of accrued salary.

On September 30, 2016, the Company issued 3,656,697 shares of restricted common stock valued at a fair value of $0.0205 per share or $74,962 to our Chief Financial Officer, Enzo Taddei, upon conversion of $73,134 of accrued salary.

On September 30, 2016, the Company issued 1,323,863 shares of restricted common stock valued at a fair value of $0.0205 per share or $27,139 to our Managing Director, Patrick V. Dolan, upon conversion of $26,477 of accrued salary.

On September 30, 2016, the Company issued 900,000 shares of restricted common stock valued at a fair value of $0.0205 per share or $18,450 to one of our employees, Mr. Colin Copeland, upon conversion of $18,000 of accrued salary.

On September 30, 2016, the Company issued 1,599,240 shares of restricted common stock valued at a fair value of $0.0205 per share or $32,784 to one of our employees, Mr. James R. Payne, upon conversion of $31,985 of accrued salary and expenses.

On September 30, 2016, the Company issued 783,335 shares of restricted common stock valued at a fair value of $0.0205 per share or $16,058 to one of our employees, Miss Zara V. Clark, upon conversion of $15,667 of accrued salary and expenses.

On October 10, 2016, the Company sold 10,000,000 common restricted shares to an investor at $0.0135 per share having a fair value of $0.0198 per share.

On November 11, 2016, the Company´s CEO, Peter Smith, exchanged 200,000,000 of his common shares with the Company for 20,000,000 Series “B” preferred shares..

On November 11, 2016, the Company´s CFO, Enzo Taddei, exchanged 200,000,000 of his common shares with the Company for 20,000,000 Series “B” preferred shares.

On November 11, 2016, the Company´s Managing Director, Patrick Dolan, exchanged 50,000,000 of his common shares with the Company for 5,000,000 Series “B” preferred shares.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933, as amended and/or the exclusion from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 10, 2016, the Company designated 45,000,000 of its authorized preferred stock as Series “B” convertible preferred shares. The Certificate of Designation stated the following:

●	Voting Rights: 10 votes per share (votes along with common stock);

●	Conversion Rights: Each share of Series “B” Preferred is convertible at any time, and from time to time, into ten (10) shares of common stock 1 day after the first anniversary of issuance;

●	Dividend Rights: In the event the Board of Directors declares a dividend on the common stock, each Series “B” Preferred share will be entitled to receive an equivalent dividend as if the Series “B” Preferred share had been converted into common stock prior to the declaration of such dividend.

●	Liquidation Rights: None

On November 11, 2016, Enzo Taddei, Patrick V. Dolan and Peter J. Smith, all Directors of the Company, offered to retire and exchange an aggregate 450,000,000 shares of Common Stock owned by them for 45,000,000 Series “B” Preferred Stock that would protect their voting power and ability to participate in the future of the Company, while at the same time not doing anything detrimental to the shareholders of the Company. The Company permitted Messrs. Taddei, Dolan and Smith to exchange 200,000,000, 50,000,000 and 200,000,000 shares of Common Stock, respectively, for 20,000,000, 5,000,000 and 20,000,000 shares of Series “B” Preferred Stock, respectively. As a result of this retirement and exchange of Common Stock for Series “B” Preferred Stock, the Company´s issued and outstanding Common Stock was reduced from 819,499,228 to a total of 369,499,228.

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: November 14, 2016	/s/Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

