Form 10-K
period 2016-12-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2017-03-23
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: +971 (0) 42767576 / +1 321 200 0142

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $4,931,027.

As of March 23, 2017, there were 379,475,775 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” plan(s),” “intend(s),” “expect(s),” “might,” may” and other words and terms of similar meaning in connection with a discussion of future operations, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

●	the success or failure of management’s efforts to implement their business strategy;

●	the ability of the Company to raise sufficient capital to meet operating requirements;

●	the uncertainty of consumer demand for our products and services;

●	the ability of the Company to compete with major established companies;

●	heightened competition, including, with respect to pricing, entry of new competitors and the development of new products or services by new and existing competitors;

●	absolute and relative performance of our products or services;

●	the effect of changing economic conditions;

●	the ability of the Company to attract and retain quality employees and management;

●	the current global recession and financial uncertainty; and

●	other risks which may be described in our future filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Global Equity Partners Plc. and GEP Equity Holdings Limited and its subsidiary GE Professionals DMCC are Dubai based firms that provide consulting services, such as corporate restructuring, advice on management buy outs, management recruitment and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

Our authorized capital consists of 950,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value.

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

Our Chief Executive Officer, Peter Smith, initially founded Global Equity Partners Plc. in 2009 to assist small to medium size businesses with management restructuring and corporate restructuring, in general, and also to obtain, if requested by its clients, access to capital markets via equity and debt financings. In June of 2016, we incorporated another fully owned subsidiary called GEP Equity Holdings Limited.

GEP Equity Holdings Limited and its Dubai subsidiary, GE Professionals DMCC, look for companies that require capital funding and ultimately a listing of their shares on a recognized stock exchange. The Company introduces these clients to private and institutional investors in our network (“rol-a-dex”) of over 100 “financial introducers” around the world. These financial introducers are groups of people or institutions that are presently introducing new clients to us or who have introduced new clients to our management in the past. We do not have any contractual arrangements, written or otherwise, with these financial introducers.

Presently, GEP Equity Holdings Limited (incorporated in June of 2016) and its Dubai subsidiary, GE Professionals DMCC, are our only operating businesses. GEI´s present operations are limited to insuring compliance with regional, state and national securities regulatory agencies and organizations. In addition, GEI is charged with (i) handling our periodic reporting obligations under the Securities Exchange Act of 1934; (ii) managing our investor relations; and (iii) raising debt and equity capital necessary to fund our operations, and to enhance, and grow our business. GEI does not offer or conduct any consulting or advisory services, as such services are performed solely by our foreign subsidiary, GEP Equity Holdings Limited.

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

HISTORICAL BUSINESS TRANSACTED

BUSINESS TRANSACTED IN 2014

During 2014, we gained the following eight clients:

1.	ATC Enterprises DMCC

2.	Authenta Trade Inc.

3.	Duo World Inc.

4.	Medinas Holdings BV

5.	Precious Cells International Limited

6.	Unii Limited

7.	VT Hydrocarbon Holdings (Pte.) Ltd.

8.	Your MD AS

BUSINESS TRANSACTED IN 2015

During 2015, we gained the following eight clients:

1.	Advanced Imaging Projects LLC.

2.	Energy Equity Resources (Norway) Limited.

3.	Hoqool Petroleum.

4.	INSCX Exchange (Central Clearing) Limited.

5.	International FIM SRL.

6.	Primesite Developments Limited.

7.	Quartal Financial Solutions AG.

8.	TAM Mining Limited.

OUR BUSINESS IN 2016

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

FUTURE PLANS

MILESTONES FOR 2017-2018:

Our specific plan of operations and milestones through March 2018 are as follows:

To date, we have 10 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth:

	Client:	Sector:	Primary Location:

1	VT Hydrocarbon Holdings (Pte.) Limited	LNG Gas storage	Singapore & Jordan
2	Scandinavian AgriTex Co. Limited	Cotton and clothing industry	United Kingdom and Norway
3	Primesite Developments Limited	Residential and Commercial Development	United Kingdom
4	Hoqool Petroleum	Natural Resources	United Arab Emirates
5	Quartal Financial Solutions AG	Financial Technology	Switzerland
6	Granite Power Limited	Renewable Energy	Australia
7	Majestic Wealth Limited	Property Development	Cyprus
8	The Stakis Collection Limited	Hospitality Sector	United Kingdom
9	Teralight FZ LLC	Telecommunications Industry	United Arab Emirates
10	Blackstone Natural Resources BV	Natural Resources	British Virgin Islands

DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain Registered and Regulated Investment Houses and Funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Vienna (Austria).

●	Various Financial Institutions and also Investment Banks based in Dubai (UAE).

●	Certain Private Banks based in Amsterdam (The Netherlands), Luxembourg and Zurich (Switzerland).

●	Various Family Offices in Dubai (UAE).

●	Various introducers to capital based on the East and West Coast of the US.

●	Various introducers to capital based in Hong Kong.

●	Yenom (Pvt.) Limited – An introducer of new business based in Sri Lanka.

●	MEPEX – A Bahrain Oil and Gas with over 300 members.

●	Sixfoursixfour Limited and the World Nano Foundation.

●	The Billbarter Group, a financial partner with offices in Hungary, Romania, Slovakia, Serbia, Austria, Germany and the United Kingdom.

●	CPM SARL, a financial partner with offices in Beirut (Lebanon).

●	Various South East Asian financial partners and introducers to new business.

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER ADMINISTRATION

Over the next 12 months we intend to acquire several licensed financial advisory firms in UK, Singapore and Hong Kong. The possible targets have been identified. The acquisitions will form part of a new subsidiary we intend to establish in the relevant territory.

REBRANDING OF OUR ENTIRE CORPORATE STRUCTURE

Over the next 2 to 3 months we intend to rebrand our business and analyze our entire corporate structure. We will adapt a new brand for all finance related companies that will carry through each subsidiary with a uniform image and examine the structure we currently operate to ensure its efficiency as we add new subsidiary companies. The reporting structures of each subsidiary will also be examined for maximum effect.

EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES.

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies’ management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months. We should add 2 new people to the team of Kingsman James

EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY

During the next 12 months, we intend to substantially expand our Middle Eastern, South East Asian and also our U.S. networks in order to enable us to make introductions on a more institutional level. At present, we are being received with open arms by all of the financial communities with whom we have contact; hence, we have plans to host various hospitality events for our current clients, our key contacts and upper management of the Company.

FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We will explore alternative methods of servicing our clients by utilizing contacts already made in Europe to allow us to offer a wider service to our current and future clients. We will have a focus on Singapore, Cyprus and Canada for this expansion

OPEN A NEW OFFICE IN THE UNITED KINGDOM

Due to our growing U.K. and Central European based clientele and also due to our plan to acquire a certain number of U.K. based financial advisory firms with funds under management, we plan to open a new U.K. based office within the next 6 months.

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

The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2016 and 2017 fiscal years. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

DEPENDENCE ON KEY EMPLOYEES.

The Company is heavily dependent on the abilities of our President, Peter Smith, our Chief Financial Officer, Enzo Taddei and our Managing Director, Patrick V. Dolan. The loss of the services of Mr. Smith, Mr. Taddei or Mr. Dolan would seriously undermine our ability to carry out our business plan.

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

WE ARE VULNERABLE TO THE CATASTROPHIC EVENTS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY AND ABILITY TO CARRY OUT OUR BUSINESS PLAN.

We are potentially vulnerable to catastrophic events that could affect our profitability and our ability to carry out our business plan. For example, sudden disruptions in business conditions may result from terrorist attacks similar to the events of September 11, 2001 in the United States, the November 2015 Paris attacks, the March 2016 Brussels attacks and the July 2016 Nice attacks, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, chaotic immigration problems in Europe, adverse weather conditions or other natural disasters, such as hurricanes and tsunamis, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending.

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

WE MAY BE SUBJECT TO FURTHER GOVERNMENTAL REGULATION, INCLUDING THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

As part of our business model, Global Equity Partners Plc and GEP Equity Holdings Limited accepts equity securities in our clients as partial compensation for our services. Prior to 2012, 40% or more of our income was derived from the receipt of equity securities and more than 40% of our assets were comprised of equity securities that we received in exchange for some of our services. In 2012, only 9.85% of our income was derived from the receipt of equity securities. As of December 31, 2013, 1.00% of our assets were comprised of equity securities. As of December 31, 2014, 3.69% of our assets were comprised of equity securities. As of December 31, 2015, 94.42% of our assets were comprised of equity securities. As of December 31, 2016, 95.57% of our assets were comprised of equity securities.

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

We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock issued in lieu of cash. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 570,524,225 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

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

We have 45,000,000 shares of Series “B” Preferred Stock outstanding at this time, which shares are owned by our management.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any property. Our executive offices are located at X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai, U.A.E.; this office consists of 1,400 square feet of office space for which we pay a monthly rent of $2,675. Peter J. Smith, our President and Chief Executive Office, is based in Dubai, and Enzo Taddei, our Chief Financial Officer, is based between Europe and Dubai. Our Managing Director, Patrick Dolan, is permanently based in the United Kingdom.

ITEM 3.    LEGAL PROCEEDINGS.

On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repaid 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a five-month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. The Company is currently in litigation, in the courts of Dubai, regarding the Able Foundation loan.

The plaintiff, the Able Foundation, is requesting a settlement of $411,272, which is the $226,616 currently owed, and an additional $184,656 accrued in 2015 as a provision for potential damages.

On June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Al Safar & Partners. Currently, there is a judgment against the Company (the defendant) for the recovery of $411,272.

The Company’s Dubai lawyers, Al Safar & Partners, have subsequently appealed this judgment based on the fact that they believe from a legal stand point that:

1)	the Company (the defendant) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem.”

2)	there is no legal existence of Global Equity Partners Plc. in Dubai, as it is a Republic of Seychelles corporation; hence, the Courts of Dubai have no jurisdiction in the matter.

According to our Dubai lawyers, the judgment issued against the Company (the defendant) by the Dubai First Instance Court bears no legality and is void and, therefore, the Plaintiff´s claim should be rejected in its entirety.

These legal proceedings and appeal are currently ongoing. The Company intends to vigorously defend the litigation. At this time, the Company cannot predict the outcome of the litigation.

Aside from the foregoing matter, we are not subject to any other pending or threatened litigation.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2016, the Company’s Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol “GEQU.OB.” The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2016	High	Low
First Quarter(1)	$0.037	$0.019
Second Quarter (1)	$0.030	$0.011
Third Quarter(1)	$0.024	$0.015
Fourth Quarter (1)	$0.021	$0.013

Fiscal 2015	High	Low
First Quarter(1)	$0.009	$0.002
Second Quarter(1)	$0.003	$0.001
Third Quarter(1)	$0.008	$0.002
Fourth Quarter (1)	$0.045	$0.019

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS. As of the date of this filing, there were 82 record holders of the shares of the Company’s issued and outstanding Common Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

SECURITIES ISSUED IN 2017

On February 2, 2017, the Company issued 5,000,000 shares of restricted common stock valued at an agreed fixed price of $0.01 per share to Mammoth Corporation upon conversion of $50,000 of debt.

SECURITIES ISSUED IN 2016

On March 18, 2016, the Company issued 1,000,000 shares of restricted common stock valued at a fair value of $0.0252 per share or $25,200 to St. George Investments LLC, as a modification fee for a loan note.

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

On May 31, 2016, the Company issued 1,000,000 shares of restricted common stock valued at a fair value of $0.0248 per share or $24,800 to our Chief Executive Officer upon conversion of $27,500 of accrued salary.

On May 31, 2016, the Company issued 1,000,000 shares of restricted common stock valued at a fair value of $0.0248 per share or $24,800 to our Chief Financial Officer upon conversion of $27,500 of accrued salary.

On June 15, 2016, the Company issued 4,500,000 shares of restricted common stock valued at a fair value of $0.0201 per share or $90,450 to our Chief Executive Officer upon conversion of $90,000 of accrued salary.

On June 15, 2016, the Company issued 4,500,000 shares of restricted common stock valued at a fair value of $0.0201 per share or $90,450 to our Chief Financial Officer upon conversion of $90,000 of accrued salary.

On June 15, 2016, the Company issued 3,500,000 shares of restricted common stock valued at a fair value of $0.0201 per share or $70,350 to our Managing Director upon conversion of $70,000 of accrued salary.

On September 16, 2016, the Company issued 3,500,000 shares of restricted common stock valued at an agreed fixed price of $0.017 per share to Mammoth Corporation upon conversion of $59,500 of debt.

On September 30, 2016, the Company issued 2,720,120 shares of restricted common stock valued at a fair value of $0.0205 per share or $55,762 to our Chief Executive Officer upon conversion of $54,402 of accrued salary.

On September 30, 2016, the Company issued 3,656,697 shares of restricted common stock valued at a fair value of $0.0205 per share or $74,962 to our Chief Financial Officer upon conversion of $73,134 of accrued salary.

On September 30, 2016, the Company issued 1,323,863 shares of restricted common stock valued at a fair value of $0.0205 per share or $27,139 to our Managing Director, upon conversion of $26,477 of accrued salary.

On September 30, 2016, the Company issued 900,000 shares of restricted common stock valued at a fair value of $0.0205 per share or $18,450 to one of our employees upon conversion of $18,000 of accrued salary.

On September 30, 2016, the Company issued 1,599,240 shares of restricted common stock valued at a fair value of $0.0205 per share or $32,784 to one of our employees upon conversion of $31,985 of accrued salary and expenses.

On September 30, 2016, the Company issued 783,335 shares of restricted common stock valued at a fair value of $0.0205 per share or $16,058 to one of our employees upon conversion of $15,667 of accrued salary and expenses.

On October 10, 2016, the Company sold 10,000,000 common restricted shares to an investor at $0.0135 per share having a fair value of $0.0198 per share.

On November 11, 2016, the Company´s CEO exchanged 200,000,000 of his common shares with the Company for 20,000,000 Series “B” preferred shares.

On November 11, 2016, the Company´s CFO exchanged 200,000,000 of his common shares with the Company for 20,000,000 Series “B” preferred shares.

On November 11, 2016, the Company´s Managing Director exchanged 50,000,000 of his common shares with the Company for 5,000,000 Series “B” preferred shares.

On November 17, 2016, the Company issued 500,000 shares of restricted common stock valued at a fair value of $0.015 per share or $7,000 to Prism Digital Holdings, Inc. in lieu of services received by the Company.

On November 30, 2016, the Company issued 1,308,900 shares of restricted common stock valued at a fair value of $0.018 per share or $23,560 to Redchip Companies Inc. in lieu of services received by the Company.

On December 1, 2016, the Company issued 3,167,647 shares of restricted common stock valued at an agreed fixed price of $0.017 per share to Mammoth Corporation upon conversion of $53,850 of debt.

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

Our MD&A is comprised of the following sections:

A.	Critical Accounting Estimates and Policies

B.	Business Overview

C.	Results of operations for the years ended December 31, 2016 and 2015

D.	Financial condition as at December 31, 2016 and 2015

E.	Liquidity and capital reserves

F.	Business Development

A.	Critical Accounting Estimates and Policies:

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.

We believe that the critical accounting policies set forth in the accompanying consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting policies pertain to revenues recognition, valuation of investments, convertible notes and derivatives and; stock based compensation.

If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

B.	Business overview:

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

On June 10, 2016, GEI incorporated its wholly-owned subsidiary, called GEP Equity Holdings Limited, under the laws of the Republic of Seychelles.

GEP Equity Holdings Limited and its subsidiary, GE Professionals DMCC, are Dubai based firms that provide consulting services, such as corporate restructuring, management recruitment and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on a Public Stock Exchanges in various parts of the world.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001.

On July 15, 2015 the designation of the 5,000,000 Series “A” convertible preferred stock was withdrawn.

On November 10, 2016, the Company designated 45,000,000 of its authorized preferred stock as Series “B” convertible preferred shares.

C.	Results of operations for the years ended December 31, 2016 and 2015:

The Company had revenues amounting to $1,511,178 and $3,313,356, respectively, for the years ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015	Changes

Revenue - Clients	$1,511,178	$3,165,356	$(1,654,178)
Revenue - Related party clients	-	148,000	(148,000)
	$1,511,178	$3,313,356	$(1,802,178)

Following is the breakdown of total revenue for the year ended December 31, 2016 which amounted to $1,511,178:

a)	$419,365 was received in equity securities in a private company in exchange for services performed. The valuation was based on 1,815 common shares valued at CHF 160 or $163.89 per share and 456 common shares valued at CHF 261 or $267.34 per share.

b)	$34,600 was received in equity securities in another private company in exchange for services performed. The valuation was based on 46,133 common shares valued at $0.75 per share.

c)	$276,630 was recognized as revenue from deferred revenue as we performed related services to a client against shares received in prior quarters.

d)	$362,500 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

e)	$34,300 was recognized as revenue for services rendered to a couple of clients out of which $21,800 was receivable as at December 31, 2016.

f)	$383,783 was received in cash for services performed to different clients during the year ended December 31, 2016.

The total revenue for the year ended December 31, 2015 amounted to $3,313,356. The breakdown of this amount was as follows:

a)	$865,500 in equity securities in a private company in exchange for services performed. The valuation was based on 3,460,000 common shares at $0.25 per share and 500,000 preferred shares at $0.001 per share.

b)	$675,450 was received in equity securities in another private company in exchange for services performed. The valuation was based on 4,500,000 common shares at $0.15 per share and 450,000 preferred shares at $0.001 per share. $829,891 (75% of $1,106,521) was also received in equity securities from this private company in exchange for services performed. The valuation was based on 1,106,521 common shares at $1 per share. Remaining $276,630 (25% of $1,106,521) was recognized as deferred revenue as at December 31, 2015.

c)	$262,015 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior years.

d)	$680,500 was received in cash for services performed to our new clients during the year ended December 31, 2015.

For the years ended December 31, 2016 and December 31, 2015, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2016	December 31, 2015

SAC	0%	1.81%
MHB	0%	0.91%
TAM	0%	1.81%
EER	0%	0.91%
MGP	0%	1.81%
ALP	0%	4.46%
UNI	12.24%	6.10%
DUO	7.70%	31.25%
PDI	20.46%	49.96%
QFS	37.06%	0.38%
INSCX	2.65%	0.60%
GPL	3.97%	0%
EEC	5.52%	0%
UGA	3.97%	0%
SCL	3.31%	0%
TLF	1.32%	0%
VME	1.17%	0%
AGL	0.63%	0%
	100%	100%

The total operating expenditures amounted to $1,322,756 and $1,870,214, respectively, for the years ended December 31, 2016 and 2015. The following table sets forth the Company’s operating expenditure analysis for both years:

	December 31, 2016	December 31, 2015	Change

General and administrative expenses	$183,835	$454,859	$(271,024)
Salaries	825,923	1,071,999	(246,076)
Professional services	301,520	332,105	(30,585)
Depreciation	11,478	11,251	227
Total operating expenses	$1,322,756	$1,870,214	$(547,458)

During the year ended December 31, 2016, total operating expenses were reduced by $547,458 from the previous year ended December 31, 2015. The reason for this decrease is mainly due to a general reduction of General and Administrative expenses, salaries, and professional services during the current year ended December 31, 2016.

Income from operations for the years ended December 31, 2016 and 2015 was $188,422 and $1,443,142, respectively.

The Company´s other income / (expenses) for the years ended December 31, 2016 and 2015 were $(204,424) and $(1,195,708), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2016	December 31, 2015	Change

Interest expense	$-	$(337,106)	$337,106
Finance charges	-	(124,175)	124,175
Amortization of debt discount	(119,964)	(355,253)	235,289
Loss on derivative liabilities	-	(407,482)	407,482
Loss on conversion of notes into common stock	-	(733,922)	733,922
Loss on conversion of accrued salaries and accounts payables into common stock	(1,097)	-	(1,097)
Gain on transfer of preferred stock	1,454	-	1,454
Gain on settlement of debt	-	660,578	(660,578)
(Loss) / gain on extinguishment of debt and other liabilities	(83,353)	116,921	(200,774)
Bad debt expense	-	(13,345)	13,345
Exchange rate loss	(1,464)	(1,924)	460
Total other expenses	$(204,424)	$(1,195,708)	$991,284

Our total other expenses during the year ended December 31, 2016 were reduced substantially due to the fact that the Company settled all of its discounted convertible debts last year. The settlement of this debt last year resulted in large amounts of interest expense, loss on derivative liabilities, loss on conversion of notes into stock and amortization of debt discount during the year ended December 31, 2015. Loss on extinguishment of debt and other liabilities includes a loss of $83,353 arising due to double exchange of a loan note with the same lender during the year ended December 31, 2016.

The net (loss) / income for the years ended December 31, 2016 and 2015 amounted to $(16,002) and $247,434, respectively.

The Company´s Comprehensive (loss) / income for the years ended December 31, 2016 and 2015 amounted to $(16,002) and $246,389, respectively.

	December 31, 2016	December 31, 2015
Comprehensive (loss) / income:
Loss on foreign currency translation	$-	$(1,045)
Net (loss) / income	(16,002)	247,434
Comprehensive (loss) / income	$(16,002)	$246,389

At December 31, 2016 and December 31, 2015, the Company had 374,475,775 and 776,165,973 common shares issued and outstanding, respectively. Basic weighted average number of common shares outstanding for the years ended December 31, 2016 and 2015 was 732,119,702 and 373,102,366 common shares, respectively. Hence, the basic (loss) / earnings per share at December 31, 2016 and 2016 was $(0.00) and $0.00, respectively.

D.	Financial condition as at December 31, 2016 and 2015:

Assets:

The Company reported total assets of $3,228,442 and $2,807,095 as of December 31, 2016 and December 31, 2015, respectively. These mainly include our investment in securities of our clients that we received as part of our consulting fees. At December 31, 2015, we had long term investments amounting to $2,650,471. These long term investments amount to $3,085,322 as of December 31, 2016 representing an increase of 16%. Our fixed assets include office equipment having a net book value of $10,215 and $20,081 as at December 31, 2016 and December 31, 2015, respectively. Furthermore, our current assets at December 31, 2015 totaled $136,543 and at December 31, 2016, these current assets amounted to $132,905 comprising cash of $66,523, accounts receivable of $21,800 and prepaid and other current assets of $44,582.

Liabilities:

Our current liabilities at December 31, 2015 totaled $2,283,652. Over the last twelve months, we managed to decrease these current liabilities to $1,814,735 which represents a decrease of 21%. All of our liabilities are current and mainly include third party debt which is due to four lenders, payable to related parties and our day to day operational creditors.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at December 31, 2016:

Date of Note	Total Debt	Remarks
October 9, 2013	$411,272	Non-convertible and non-collateralized
October 17, 2013	480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
July 1, 2016*	47,353	Fixed price convertible and non-collateralized
August 25, 2016	153,333	Non-convertible and non-collateralized
October 13, 2016	114,583	Non-convertible and non-collateralized
December 6,2016	132,083	Non-convertible and non-collateralized
Balance, December 31, 2016	$1,376,596

* Subsequent to the year ended December 31, 2016, the remaining outstanding principal and interest due under the July 1, 2016 note was fully settled by issuing 5,000,000 common shares at $0.01 per share on February 2, 2017.

Also, out of the cash fees received from different clients to date, the Company has deferred a total $200,000 from cash fees received from two clients. These deferred cash fees will be reflected on the Company´s income statement once certain milestones and contractual agreements have been completed.

Stockholder’s Equity:

At December 31, 2015, the Company had stockholders´ equity of $523,443. At December 31, 2016, the Company had stockholders´ equity of $1,413,707, which represents an increase of 170%.

The Company had 374,475,775 and 776,165,973 common shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.

E.	Liquidity and Capital reserves:

Our consolidated financial statements contained herein have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a net income from operations of $188,422, a total other expenses amounting to $(202,424) and net loss of $(16,002) for the year ended December 31, 2016.

The Company had $66,523 in cash; net cash used in operations of $424,028 for the year ended December 31, 2016; working capital deficit of $1,681,830 and stockholders´ equity of $1,413,707 as of December 31, 2016. Some of these factors may raise substantial doubt about the Company´s ability to continue as a going concern.

The ability of the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients, which, over the years, has become consistent.

b)	Consummating and executing current engagements.

While the Company´s current engagements are being consummated and executed, the Company may also resort to borrowing additional funds from certain related parties, such as management, and also third party funders some of which may be on a fixed price conversion basis to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overhead wherever possible and any monies owed to the management can also be forgiven or converted into equity, if necessary.

Over the next 12 months we intend to acquire several licensed financial advisory firms in U.K., Singapore and Hong Kong. The possible targets have been identified. The acquisitions will form part of a new subsidiary we intent to establish in the relevant territory. These acquisitions would be in essences the acquisition of substantial recurring revenues. However, we do not have any verbal or written agreements with anyone to provide us with debt financing to date but we are actively seeking such debt financing in the U.K. and also in the U.S.

Any short fall in our projected operating revenues will be covered by:

●	The cash retainer fees and cash success fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving loans from one or more of our officers even though at the present time, we do not have verbal or written commitments from any of our officers to lend us money.

●	Receiving loans from third party lenders and/ or investors.

●	Liquidating when necessary any or all assets or investments.

The Company´s deferred revenue, $200,000 at December 31, 2016, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

It is important to note that the two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans. The Company has not contractually granted any form of guarantee to the lenders nor can the loans become convertible into Common Shares at any point in time.

The Company believes that its Recruitment Business in Dubai, Kingsman James, setup 2015 will commence to become very profitable in 2017. Kingsman James is currently tendering $3.5 million in new business and hope to slowly win these tenders in the coming weeks and months.

It is important to point out that for the purpose of improving the Company´s current and future liquidity position and also to mitigate the short term liabilities, $524,665 of management´s and certain employee´s accrued salaries were converted to common restricted stock during the year ended December 31, 2016. The following table depicts the above mentioned conversions:

Designation	Accrued Salary	Common Stock issued	Price per share
CEO	$27,500	1,000,000	$0.0248
CEO	90,000	4,500,000	0.0201
CEO	54,402	2,720,120	0.0205
CFO	27,500	1,000,000	0.0248
CFO	90,000	4,500,000	0.0201
CFO	73,134	3,656,697	0.0205
Managing Director	70,000	3,500,000	0.0201
Managing Director	26,477	1,323,863	0.0205
Employee	18,000	900,000	0.0205
Employee	31,985	1,599,240	0.0205
Employee	15,667	783,335	0.0205
	$524,665	24,483,255

Finally, on November 11, 2016, the Company´s CEO, CFO and Managing Director jointly decided to retire an aggregate of 450,000,000 of their personally owned Common Shares in exchange for 45,000,000 Series “B” Preferred shares that can be converted back to common shares at the holder´s option one (1) day after the first anniversary of the issuance. As a result of this retirement and exchange, the Company´s issued and outstanding Common Shares were drastically reduced from 819,499,228 to a total of 369,499,228. Management has not sold one single share since inception of the Company; hence, to date, there is no reason to convert any of the Preferred Series “B” back to Common Shares when legally possible.

F.	Business Development:

To date, we have 10 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth:

	Client:	Sector:	Primary Location:

1	VT Hydrocarbon Holdings (Pte.) Limited	LNG Gas storage	Singapore & Jordan
2	Scandinavian AgriTex Co. Limited	Cotton and clothing industry	United Kingdom and Norway
3	Primesite Developments Limited	Residential and Commercial Development	United Kingdom
4	Hoqool Petroleum	Natural Resources	United Arab Emirates
5	Quartal Financial Solutions AG	Financial Technology	Switzerland
6	Granite Power Limited	Renewable Energy	Australia
7	Majestic Wealth Limited	Property Development	Cyprus
8	The Stakis Collection Limited	Hospitality Sector	United Kingdom
9	Teralight FZ LLC	Telecommunications Industry	United Arab Emirates
10	Blackstone Natural Resources BV	Natural Resources	British Virgin Islands

Our Milestones for the next 12 months are as follows:

a)	DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the U.S.:

●	Certain registered and Regulated Investment Houses and Funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Vienna.

●	Various Financial Institutions and also Investment Banks based in Dubai (UAE).

●	Certain Private Banks based in Amsterdam (The Netherlands), Luxembourg and Zurich (Switzerland).

●	Various Family Offices in Dubai (UAE).

●	Various introducers to capital based on the East and West Coast of the US.

●	Various introducers to capital based in Hong Kong.

●	Yenom (Pvt.) Limited – An introducer of new business based in Sri Lanka.

●	MEPEX – A Bahrain Oil and Gas with over 300 members.

●	Sixfoursixfour Limited and the World Nano Foundation.

●	The Billbarter Group, a financial partner with offices in Hungary, Romania, Slovakia, Serbia, Austria, Germany and the United Kingdom.

●	CPM SARL, a financial partner with offices in Beirut (Lebanon).

●	Various South East Asian financial partners and introducers to new business.

We intend to try to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

b)	ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER ADMINISTRATION

Over the next 12 months we intend to acquire several licensed financial advisory firms in U.K., Singapore and Hong Kong. The possible targets have been identified. The acquisitions will form part of a new subsidiary we intent to establish in the relevant territory.

c)	REBRANDINGOF OUR ENTIRE CORPORATE STRUCTURE

Over the next 2 to 3 months we intend to rebrand our business and analyze our entire corporate structure. We will adapt a new brand for all finance related companies that will carry through each subsidiary with a uniform image and examine the structure we currently operate to ensure its efficiency as we add new subsidiary companies. The reporting structures of each subsidiary will also be examined for maximum effect.

d)	EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES.

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies’ management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months. We should add 2 new people to the team of Kingsman James

e)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY

During the next 12 months, we intend to substantially expand our Middle Eastern, South East Asian and also our U.S. networks in order to enable us to make introductions on a more institutional level. At present, we are being received with open arms by all of the financial communities with whom we have contact; hence, we have plans to host various hospitality events for our current clients, our key contacts and upper management of the Company.

f)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We will explore alternative methods of servicing our clients by utilizing contacts already made in Europe to allow us to offer a wider service to our current and future clients. We will have a focus on Singapore, Cyprus and Canada for this expansion

g)	OPEN A NEW OFFICE IN THE UNITED KINGDOM

Due to our growing U.K. and Central European based clientele and also due to our plan to acquire a certain number of U.K. based financial advisory firms with funds under management, we plan to open a new U.K. based office within the next 6 months.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of December 31, 2016, during our assessment of our internal control over financial reporting as follows:

1.	No material weaknesses were found.

CONCLUSION

Our management concluded that our internal control over financial reporting was effective.

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

OFFICERS AND DIRECTORS

Our directors will serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one year and serve until their successors are duly elected and qualified, or until they are removed from office. Our board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our officers, directors and key employees are set forth below:

		First Year
Name	Age	as Director	Position

Peter James Smith	48	2010	President, Chief Executive Officer and Director

Enzo Taddei	44	2011	Chief Financial Officer, Secretary and Director

Patrick V. Dolan	58	2015	New Business Development Managing Director and Director

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

DIRECTORSHIPS

Not applicable.

AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships between or among or officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

On September 2, 2011, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website at http://www.globalequityinternational.com/ in the “Governance” section. We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the “Governance” section of our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiary, Global Equity Partners Plc., to our executive officers and directors of the Company for services rendered during the periods indicated.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus / Other compensation ($)	Note	Stock Awards ($)	Note	All other stock compensation (s)	Note	Total ($)

Peter J. Smith	2016	$210,000	(1)	$26,233	(2)	$-		$-		236,233
President, Chief	2015	$198,450	(3)	$131,178	(4)	$-		$-		$331,628
Executive Officer & Director	2014	$184,500	(5)	$120,000	(6)	$-		$-		$304,500

Enzo Taddei	2016	$210,000	(7)	$25,200	(8)	$-		$-		$235,200
Chief Financial	2015	$198,450	(9)	$45,000	(10)	$-		$-		$243,450
Officer, Secretary & Director	2014	$184,500	(11)	$45,000	(11)	$-		$-		$229,500

Patrick V. Dolan	2016	$111,050	(12)	$-		$-		$-		$111,050
Director	2015	$132,300	(13)	$-		$-		$-		$132,300
	2014	$120,000	(14)	$-		$80,000	(14)	$-		$200,000

(1)	Represents $77,841 paid in cash, $18,551 was accrued, but unpaid, at December 31, 2016, and $113,608 of the 2016 salary and $58,294 of the 2015 accrued salary was converted into 8,220,120 shares of the Company’s common stock (restricted).

(2)	This $26,333 represents personal rent on Mr. Smith’s Dubai apartment, which was paid in cash by the Company. This obligation ended on September 30, 2016.

(3)	Represents $151,374 paid in cash, $51,044 was accrued, but unpaid at December 31, 2015, and $86,311 of the 2015 salary and $19,745 of the accrued 2014 salary was converted into 42,127,492 shares of the Company’s common stock (restricted).

(4)	This $133,718 represents personal rent on Mr. Smith’s Dubai apartment, which was paid in cash by the Company.

(5)	Represents $68,136 paid in cash and $116,364 in salary accrued, but unpaid, at December 31, 2014.

(6)	Represents personal rent on Mr. Smith’s Dubai apartment, which was paid in cash by the Company.

(7)	Represents $86,272 paid in cash and $17,500 was accrued, but unpaid, at December 31, 2016. $106,228 of the 2016 salary and $59,206 of the accrued 2015 salary was converted into 7,896,697 shares of the Company’s common stock (restricted).

(8)	Represents $25,200 that was converted into 1,260,000 shares of the company’s common stock (restricted).

(9)	Represents $112,714 paid in cash and $59,206 was accrued, but unpaid, at December 31, 2015.

(10)	Paid in cash.

(11)	Represents $41,556 paid in cash and $142,944 was accrued, but unpaid, at December 31, 2014.

(12)	Represents $53,199 paid in cash and $3,999 was accrued, but unpaid, at December 31, 2016, and $53,852 of the 2016 salary and $42,625 of the 2015 accrued salary was converted into 4,823,863 shares of the Company’s common stock (restricted). Effective October 1, 2016, the Company modified the employment contract with Mr. Dolan whereby his annual salary was reduced from $132,000 to $48,000.

(13)	Represents $66,391 paid in cash and $42,625 was accrued, but unpaid, at December 31, 2015. $76,984 of the 2015 accrued salaries and $41,215 of the 2014 accrued salary was converted into 46,951,070 shares of the Company’s common stock (restricted).

(14)	Represents $25,394 paid in cash and $94,606 was accrued, but unpaid, at December 31, 2014.

EMPLOYMENT AGREEMENTS SUMMARY

PETER JAMES SMITH:

Mr. Smith’s employment agreement with the Company’s wholly-owned subsidiary, GEP Equity Holdings Limited, was renewed on September 1, 2016, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Executive Officer (CEO) and Director on Board of Directors.

2.	COMPENSATION:

$210,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis. It was also agreed that the company would pay a bonus of up to 12% of the annual salary in June of each year.

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

ENZO TADDEI:

Mr. Taddei’s employment agreement with the Company’s wholly-owned subsidiary, GEP Equity Holdings Limited, was renewed on September 1, 2016 and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Financial Officer (CFO) and Director on Board of Directors

2.	COMPENSATION:

$210,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis. It was also agreed that the company would pay a bonus of up to 12% of the annual salary in June of each year.

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

The company agreed to pay a cash bonus equivalent to 6% of the gross cash success fees that the Company receives during the term of the employment agreement

PATRICK V. DOLAN:

Mr. Dolan’s employment agreement with the Company’s wholly-owned subsidiary, GEP Equity Holdings Limited, was renewed on October 1, 2016, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Managing Director of Global Equity Partners Plc.

2.	COMPENSATION:

$48,000 per annum. The salary will be paid on a monthly basis.

3.	EMPLOYMENT:

(a)	Employment will continue for 12 months.

4.	COMISSION INCENTIVES

The company agreed to pay a cash bonus equivalent to 3% of the gross cash success fees that the Company receives during the term of the employment agreement

5.	BONUS

For every new client that signs a consultancy agreement with the Company as a result of the employee´s direct introduction, the employee will have the right to be issued US$10,000 worth of common restricted shares at the closing bid price of the day prior to the issuance.

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

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Notes	Percent of Class

Common Stock	Peter J. Smith,	279,381,040	1,2	48.21%
	Villa 38 Frond “F” Palm Jumeirah,
	Dubai, UAE.

Common Stock	Enzo Taddei,	235,324,145	1,3	40.61%
	Apt. 1105, Building Elite 3,
	Sports City,
	Dubai, UAE.

Common Stock	Patrick V. Dolan	52,608,267	1,4	12.25%
	24 Harthill Road,
	Liverpool L18 6LY,
	United Kingdom.

(1)	The numbers and percentages set forth in these columns are based on 379,475,775 shares of Common Stock outstanding and the shareholder’s respective beneficial ownership of 45,000,000 shares of Series “B” Preferred Stock outstanding. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days. On the date of this annual report, each share of Series B Preferred Stock has 10 votes on all matters brought before meetings of shareholders.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive or voting power over, these shares. Mr. Smith owns 20,000,000 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive or voting power over, these shares. Mr. Taddei owns 20,000,000 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan owns 5,000,000 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders

(b) Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Peter J. Smith	279,381,040	(1)	48.21%

Common Stock	Enzo Taddei	235,324,145	(2)	40.61%

Common Stock	Patrick V. Dolan	52,608,267	(3)	12.25%

Common Stock	All officers and directors as a group (3 persons)	567,313,452		68.40%

(1)	See footnote 2 under table in (a), above.

(2)	See footnote 3 under table in (a), above.

(3)	See footnote 4 under table in (a), above.

Security ownership of certain beneficial owners of our Series “B” Preferred Stock by our named executive officers and all other persons who own our Series B Preferred Stock:

Name of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Peter J. Smith
(President, Director and 5% or more beneficial owner)	20,000,000	(2)	44.44%

Enzo Taddei	20,000,000	(3)	44.44%
(Chief Financial Officer, Director and 5% or more beneficial owner)

Patrick V. Dolan	5,000,000	(4)	11.12%
All officers and directors as a group (three persons)	45,000,000		100.00%

(1)	The numbers and percentages set forth in these columns are based on 45,000,000 shares of Series “B” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of 45,000,000 shares of Series “B” Preferred Stock outstanding.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We paid our auditors, Salberg & Company PA, an aggregate of $29,000 for the audit of our annual financial statements for the year ended December 31, 2016 and quarterly reviews for three quarters.

We paid Salberg & Company PA a fee of $24,500 for the audit of our annual financial statements for the year ended December 31, 2015 and quarterly reviews for two quarters (June 30, 2015 and September 30, 2015). We also incurred a fee of $10,000 for the re-audit of our annual financial statements for the year ended December 31, 2014 due to the fact that our predecessor auditors, De Joya Griffith, de-registered from the PCAOB. Also, in 2015, we paid a fee of $3,500 for our March 31, 2015 quarterly review that was carried out by our prior auditors, De Joya Griffith.

2)	Audit-Related Fees: During fiscal years ended December 31, 2016 and 2015, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: The company retained the services of a Nevada based tax advisor called Steven C. Kalt for all tax advice and tax planning during the fiscal years ended December 31, 2016 and 2015. We paid Mr. Kalt a total of $3,000 for these services.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2016 and 2015 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Global Equity International, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Global Equity International, Inc.

We have audited the accompanying consolidated balance sheets of Global Equity International, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Equity International, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a net loss and net cash used in operations of $16,002 and $424,028, respectively for the year ended December 31, 2016. The Company has a working capital deficit and stockholders’ equity of $1,681,830, and $1,413,707, respectively, at December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 23, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Global Equity International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets

Current Assets
Cash	$66,523	$42,163
Accounts receivable	21,800	-
Prepaids	35,788	86,398
Other current assets	8,794	7,982
Total current assets	132,905	136,543

Investments, cost	3,085,322	2,650,471

Fixed assets, net	10,215	20,081

Total assets	$3,228,442	$2,807,095

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and other accrued liabilities	$172,538	$188,337
Accrued contingencies and penalties	196,509	184,656
Accounts payable and accrued liabilities - related parties	53,748	203,609
Deferred revenue	200,000	839,130
Accrued interest	304,569	304,569
Notes payable - net of discount of $70,000 and $11,667, respectively	840,018	563,351
Fixed price convertible note payable - net of discount of $2,647 and $0, respectively	47,353	-
Total current liabilities	1,814,735	2,283,652

Total liabilities	$1,814,735	$2,283,652

Commitments and contingencies (Note 11)

Stockholders’ Equity

Preferred stock: 50,000,000 shares authorized; $0.001 par value, 45,000,000 designated as series “B” convertible preferred shares, 45,000,000 and 0 issued and outstanding, respectively.	$45,000	$-
Common stock: 950,000,000 shares authorized; $0.001 par value: 374,475,775 and 776,165,973 shares issued and outstanding, respectively.	374,476	776,166
Additional paid in capital	8,197,449	6,934,493
Accumulated deficit	(7,203,218)	(7,187,216)
Total stockholders’ equity	1,413,707	523,443

Total liabilities and stockholders’ equity	$3,228,442	$2,807,095

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended,
	December 31, 2016	December 31, 2015

Revenue - Clients	$1,511,178	$3,165,356
Revenue - Related party clients	-	148,000
Total revenue	1,511,178	3,313,356

General and administrative expenses	183,835	454,859
Salaries	825,923	1,071,999
Professional services	301,520	332,105
Depreciation	11,478	11,251
Total operating expenses	1,322,756	1,870,214

Income from operations	$188,422	$1,443,142

Other income (expenses):
Interest expense	-	(337,106)
Finance Charges	-	(124,175)
Amortization of debt discount	(119,964)	(355,253)
Loss on derivative liabilities	-	(407,482)
Loss on conversion of notes into common stock	-	(733,922)
Loss on conversion of accrued salaries and accounts payables into common stock, net	(1,097)	-
Gain on transfer of preferred stock	1,454	-
Gain on settlement of debt	-	660,578
(Loss) / gain on extinguishment of debt and other liabilities	(83,353)	116,921
Bad debt expense	-	(13,345)
Exchange rate loss	(1,464)	(1,924)
Total other expenses	$(204,424)	$(1,195,708)

Net (loss) / income	$(16,002)	$247,434

Net (loss) income per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	732,119,702	373,102,366

Comprehensive (loss) / income:
Loss on foreign currency translation	-	(1,045)
Net (loss) / income	(16,002)	247,434
Comprehensive (loss) / income	$(16,002)	$246,389

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2016 and 2015

	Series “B” Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income / (Loss)	Equity

Balance - December 31, 2014	-	$-	36,271,148	$36,271	$3,472,904	$82,850	$(7,434,650)	$1,045	$(3,841,580)

Common stock issued in settlement of debt and accrued interest	-	-	557,956,997	557,957	1,222,927	-	-	-	1,780,884

Common stock issued in settlement of accrued salary and commission	-	-	175,297,274	175,297	1,071,210	-	-	-	1,246,507

Common stock issued for services provided	-	-	6,640,554	6,641	147,452	-	-	-	154,093

Cancellation of preferred stock	-	-	-	-	1,020,000	-	-	-	1,020,000

Stock payable written back	-	-	-	-	-	(82,850)	-	-	(82,850)

Net income	-	-	-	-	-	-	247,434	-	247,434

Other comprehensive loss	-	-	-	-	-	-	-	(1,045)	(1,045)

Balance - December 31, 2015	-	$-	776,165,973	$776,166	$6,934,493	$-	(7,187,216)	$-	$523,443

Common stock issued for accrued salaries and accounts payable	-	-	25,833,255	25,833	505,181	-	-	-	531,014

Common stock issued as partial conversion of a loan note	-	-	6,667,647	6,668	106,682	-	-	-	113,350

Common stock issued as exchange fee for loan notes	-	-	4,000,000	4,000	65,898	-	-	-	69,898

Common stock issued for cash subscription	-	-	10,000,000	10,000	125,000	-	-	-	135,000

Common stock issued for services provided	-	-	1,808,900	1,809	29,251	-	-	-	31,060

Common stock exchanged with series “B” convertible preferred stock	45,000,000	45,000	(450,000,000)	(450,000)	405,000	-	-	-	-

Beneficial conversion feature recorded on a loan note	-	-	-	-	25,944	-	-	-	25,944

Net loss	-	-	-	-	-	-	(16,002)	-	(16,002)

Balance - December 31, 2016	45,000,000	$45,000	374,475,775	$374,476	$8,197,449	$-	(7,203,218)	$-	$1,413,707

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statement of Cash Flows

	For the years ended,
	December 31, 2016	December 31, 2015

Cash flows from operating activities
Net (loss) / income	$(16,002)	$247,434

Adjustments to reconcile net (loss) / income to net cash used in operating activities
Depreciation	11,478	11,251
Securities paid for services	20,568	-
Securities received as payment for services and deferred securities recorded as revenues	(730,595)	(2,647,471)
Stock compensation	31,060	155,827
Gain on transfer of preferred stock	(1,454)	-
Loss on conversion of notes into common stock	-	733,922
Loss (gain) on embedded conversion option derivative liabilities	-	407,482
Gain on settlement of debt	-	(660,578)
Loss (gain) on extinguishment of debt and other liabilities	83,353	(116,921)
Loss on conversion of accrued salaries and accounts payables into common stock	1,097	-
Amortization of debt discount	119,964	355,253
Bad debts	-	13,345

Changes in operating assets and liabilities:
Accounts receivable	(21,800)	-
Prepaids	50,610	(80,150)
Other current assets	(812)	1,499
Accounts payable	69,997	445,780
Accrued liabilities	11,853
Accounts payable and accrued liabilities - related parties	309,155	240,704
Deferred revenue	(362,500)	377,115
Accrued interest and finance charges	-	441,358

Net cash used in operating activities:	$(424,028)	$(74,150)

Cash Flows used in investing activities:
Office furniture and equipment, net	(1,612)	(1,108)

Net cash used in investing activities	$(1,612)	$(1,108)

Cash flows from financing activities:
Proceeds from loans - related parties	5,974	48,422
Repayment of loans - related parties	(5,974)	(5,500)
Proceeds from issuance of common stock	135,000	-
Proceeds from notes payable	450,000	100,000
Repayment of notes payable	(135,000)	(43,482)

Net cash provided by financing activities	$450,000	$99,440

Net increase in cash	$24,360	$24,182

Effect of Exchange Rates on Cash	-	(1,045)

Cash at Beginning of Year	$42,163	$19,026

Cash at End of Year	$66,523	$42,163

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$30,981

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into shares	$113,350	$637,820
Debt discount and issuance costs recorded on notes payable	$180,944	$35,000
Accounts payable and accrued salaries settled in shares	$529,915	$552,958
Cancellation of redeemable series A preferred stock	$-	$1,020,000
Cancellation of common stock in exchange for series B preferred stock	$(450,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 - Organization and Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, GEI incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEPEH”), under the laws of the Republic of Seychelles. On March 14, 2017, GEPEH became the parent company of GE Professionals DMCC (Dubai).

Revenue is generated from business consulting services and employment placements.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $16,002 and net cash used in operations of $424,028 for the year ended December 31, 2016; and a working capital deficit of $1,681,830 and stockholders´ equity of $1,413,707 as of December 31, 2016. It is management’s opinion that some of these factors may raise substantial doubt about the Company’s ability to continue as a going concern.

The ability for the Company to continue its operations is primarily dependent on:

a) Continually engaging with new clients which over the years have become consistent.

b) Consummating and executing current engagements.

Whilst the Company´s current engagements are being consummated and executed, the Company may also have to resort to borrowing additional funds with certain related parties, such as management, and also third party funders on a non-discounted basis (if for shares, on a fixed price basis) to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overheads wherever possible and any monies owed to the management can be forgiven, if necessary.

The Company´s deferred revenue, $200,000 at December 31, 2016, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans. However, Able Foundation has a judgment against the Company, which is currently under appeal (See Note 11).

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its two 100% subsidiaries called Global Equity Partners Plc. and GEP Equity Holdings Limited. GEP Equity Holdings Limited is the parent company of its 100% subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and at December 31, 2015 the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at December 31, 2016 and 2015.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s Dubai subsidiary is the Arab Emirates Dirham (AED). All foreign currency balances and transactions are translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss)”. Since the AED is pegged to the U.S. dollar, translation gains and losses are always De Minimis, therefore a statement of comprehensive income (loss) is not presented. Gains and losses resulting from foreign currency transactions are included in the statement of operations.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in income statement. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the years ended December 31, 2016 or 2015.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Debt Issue Costs

The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Original Issue Discount

If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

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

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

All revenues are generated from clients whose operations are based outside of the United States.

At December 31, 2016 and 2015, the Company had the following concentrations of accounts receivables with customers:

Customer	December 31, 2016

PDI	91.74%
DUO	8.26%
100%

For the years ended December 31, 2016 and 2015, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2016	December 31, 2015

SAC	0%	1.81%
MHB	0%	0.91%
TAM	0%	1.81%
EER	0%	0.91%
MGP	0%	1.81%
ALP	0%	4.46%
UNI	12.24%	6.10%
DUO	7.70%	31.25%
PDI	20.46%	49.96%
QFS	37.06%	0.38%
INSCX	2.65%	0.60%
GPL	3.97%	0%
EEC	5.52%	0%
UGA	3.97%	0%
SCL	3.31%	0%
TLF	1.32%	0%
VME	1.17%	0%
AGL	0.63%	0%
	100%	100%

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the years ended December 31, 2016 and 2015:

Balance, December 31, 2014	$462,015
New payments received in 2015	2,099,520
Revenue recognized during 2015	(1,722,405)
Balance, December 31, 2015	$839,130
New payments received during the period	120,000
Cash deferred revenue recognized as revenue during the period	(482,500)
Securities deferred revenue recognized as revenue during the period	(276,630)
Balance, December 31, 2016	$200,000

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On November 15, 2010, the date of the reverse recapitalization, the Company became subject to U.S. federal and the state of Nevada income taxes. The Company files an unconsolidated income tax return to the tax authorities in U.S.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest related to income tax positions for the years ended December 31, 2016 and 2015.

At December 31, 2016, we accrued an IRS fine of $10,000 plus $492 of interest on account of a late filing of our 2013 Form 5472 Tax Return. The Company is currently appealing this fine.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for the 2014, 2015 and 2016 tax years.

The Company’s two subsidiaries, Global Equity Partners Plc. and GEP Equity Holdings Limited, are incorporated under the laws of the Republic of Seychelles (“Seychelles”). A company is subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. None of these two subsidiaries did business in Seychelles for the years ended December 31, 2016 and 2015, and do not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2016 and 2015. All business activities were performed by Global Equity Partners Plc. and GEP Equity Holdings Limited in Dubai for the years ended December 31, 2016 and December 31, 2015. Dubai does not have an income tax.

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at December 31, 2016, the Company had common stock equivalents of 2,941,176 common shares in the form of a fixed price convertible note, which, if converted, would be dilutive. See Note 7(E). These common stock equivalents were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive due to the net losses.

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2016	December 31, 2015
Level 3 – Non-Marketable Securities – Non-recurring	$3,085,322	$2,650,471

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Management believes that the fair value of its investment has been correctly measured, as the length of time that the stock has been less than cost is nominal.

Changes in Level 3 assets measured at fair value for the years ended December 31, 2016 and 2015 were as follows:

Balance, December 31, 2014	$3,000
Realized and unrealized gains (losses)	-
Purchases, sales and settlements	2,647,471
Impairment loss	-
Balance, December 31, 2015	2,650,471
Realized and unrealized gains (losses)	-
Securities received for services during the period	453,965
Sales and settlements during the period	(19,114)
Impairment loss	-
Balance, December 31, 2016	$3,085,322

Reclassification

Certain amounts in the December 31, 2015 balance sheet have been reclassified to conform to the current period´s presentation. Accrued liabilities amounting to $184,656 were included in the accounts payable at December 31, 2015.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements other than discussed below:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle-based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to defer the effective date of this guidance by one year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations, which clarifies how an entity determines if it is a principal or an agent for each specified good or service promised to the customer, the nature of each specified good or service, and how an entity that is principal obtains control of a good and service provided by another party involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the guidance related to whether goods or services are distinct within the context of contract and therefore a performance obligation and the timing and pattern of revenue recognition for IP licenses. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and added some practical expedients. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements, which provides clarifying guidance in certain technical areas. The standard and related amendments will be effective for financial statements issued by public companies for interim and annual reporting periods beginning after December 16, 2018. Early adoption of the standard is permitted, but not before the original date of financial statements issued by public companies for interim and annual reporting periods beginning after December 16, 2017. We currently do not plan to early adopt this guidance and are evaluating the potential impact of this guidance on our consolidated financial statements as well as transition methods.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the year ended December 31, 2016, hence there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

Note 5 – Investments

Global Equity Partners Plc. and GEP Equity Holdings Limited hold following common equity securities in private and reporting companies as at December 31, 2016 and December 31, 2015:

	12/31/2016		12/31/2015
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	2,000,000	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	1,500,000	$-	1,500,000	$-	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	$-	3,200,000	$-	Private Company
Arrow Cars International Inc.	3,000,000	$3,000	3,000,000	$3,000	Private Company
Direct Security Integration Inc.	400,000	$-	400,000	$-	Private Company
Duo World Inc.	3,481,133	$880,850	3,460,000	$865,000	Reporting Company – OTC
Primesite Developments Inc.	5,606,521	$1,781,521	5,606,521	$1,781,521	Private Company
Quartal Financial Solutions AG	2,271	$419,365	-	-	Private Company
	19,189,925	$3,084,736	19,166,521	$2,649,521

Global Equity Partners Plc. and GEP Equity Holdings Limited hold following preferred equity securities in private companies as at December 31, 2016 and December 31, 2015:

	12/31/2016		12/31/2015
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	136,600	$136	500,000	$500	Reporting Company – OTC
Primesite Developments Inc.	450,000	$450	450,000	$450	Private Company
	586,600	$586	950,000	$950

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

On February 8, 2016, the Company entered into an agreement with Yenom (Pvt.) Limited where the Company agreed to pay an equity commission, for the introduction of a client to the Company, in the form of transfer of 363,400 preferred shares (valued at $0.005 per share) of Duo World Inc. out of the 500,000 preferred shares which were owned by the Company at the year ended December 31, 2015. As a result of this transfer, the Company’s investment in preferred shares of Duo World Inc. was reduced to 136,600 preferred shares as on March 31, 2016 and a gain of $1,454 was recorded on transfer of this preferred stock.

On March 29, 2016, the Company received 1,815 common shares valued at CHF 160 or $163.89 and 456 common shares valued at CHF 261 or $267.34 from a private company and client having a fair market value of $419,365 that is treated as a cost method investment. The value of the cost method investment pertains to receipt of agreed common stock in a private company in which the best evidence of value was based on the Company´s prior equity sales.

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

On June 1, 2016, the Company paid an equity commission to a consultant, for the introduction of a client to the Company, in the form of transfer of 25,000 common shares (valued at $0.75 per share or $18,750 based on the Company´s prior equity sales) of Duo World Inc. out of the 46,133 common shares which were received and owned by the Company on April 27, 2016. As a result of this transfer, the Company’s overall investment in common shares of Duo World Inc. was reduced to 3,481,133 common shares as of December 31, 2016 and there was no gain / loss recorded on transfer of this common stock.

At December 31, 2016, there were no identifiable events or changes in circumstances that had a significant adverse effect on the value of the investments; hence, no impairment is required as of December 31, 2016.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 6 – Fixed Assets

Following table reflects net book value of fixed assets as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015	Useful Life
Furniture and Equipment	$38,815	$37,204	3 to 5 years
Accumulated depreciation	$(28,600)	$(17,123)
Net fixed assets	$10,215	$20,081

Depreciation expense for the years ended December 31, 2016 and 2015 was $11,478 and $11,251, respectively.

Note 7 – Debt & Accounts Payables

(A) Accounts Payables and other accrued liabilities

The following table represents breakdown of accounts payable as of December 31, 2016 and December 31, 2015, respectively:

	12/31/2016	12/31/2015
Accrued salaries and benefits	$89,184	$79,386
Accounts payables	83,354	108,951
	$172,538	$188,337

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On April 25, 2016, two of the Company’s consultants decided to convert their accrued fee balance amounting to $5,250 to the common shares of the Company at $0.015 per share. As a result of this conversion, the Company issued following common stock to its consultants:

●	100,000 common shares to a consultant, having a fair value of $0.0143 per share or $1,430 based on closing quoted price on the date of conversion for his accrued fee balance of $1,500, thereby recognizing a gain on conversion of $70.

●	250,000 common shares to a consultant, having a fair value of $0.0143 per share or $3,575 based on closing quoted price on the date of conversion for his accrued fee balance of $3,750, thereby recognizing a gain on conversion of $175.

On September 30, 2016, three of the Company’s employees decided to convert their partial accrued salaries and expenses payable balance amounting to $65,652 to the common shares of the Company at $0.02 per share. As a result of this conversion, the Company issued following common stock to its employees:

●	900,000 common shares to Mr. Colin Copeland, having a fair value of $0.0205 per share or $18,450 based on closing quoted price on the date of conversion for his accrued salary balance of $18,000, thereby recognizing a loss on conversion of $450.

●	1,599,240 common shares to Mr. James Robert Payne, having a fair value of $0.0205 per share or $32,784 based on closing quoted price on the date of conversion for his accrued salary balance of $31,985, thereby recognizing a loss on conversion of $799.

●	783,335 common shares to Ms. Zara Victoria Clark, having a fair value of $0.0205 per share or $16,058 based on closing quoted price on the date of conversion for his accrued salary balance of $15,667, thereby recognizing a loss on conversion of $391.

(B) Accrued Contingencies and Penalties

Following is a breakdown of accrued liabilities as at December 31, 2016 and 2015, respectively:

	12/31/2016	12/31/2015
Provision for potential damages - See Note 7(D)	$184,656	$184,656
Provision for late filing fee of 2013 Tax return (See below)	10,492	-
Other	1,361	-
	$196,509	$184,656

At December 31, 2016, we accrued an IRS fine of $10,000 plus $492 of interest on account of a late filing of our 2013 IRS Form 5472 Tax Return. The Company is currently appealing this fine.

 (C) Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of December 31, 2016 and December 31, 2015, respectively:

	12/31/2016	12/31/2015
Accrued salaries and benefits	$52,587	$152,875
Expenses payable	1,161	50,734
	$53,748	$203,609

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On August 27, 2015, all of the officers and directors of the Company decided to convert their accrued salaries balance amounting to $398,156 to the common shares of the Company at $0.0025 per share, which is 50% of the average 20 days closing price prior to the conversion. Following is the breakdown of this conversion:

●	The Company issued 69,076,922 common shares at $0.0025 per share having a fair value of $0.0064 per share or $442,092 based on closing quoted price on the date of conversion to Mr. Enzo Taddei for his accrued salary balance of $173,901. As a result, $268,191 was recognized as net loss on conversion into stock.

●	The Company issued 42,127,492 common shares at $0.0025 per share having a fair value of $0.0064 per share or $269,616 based on closing quoted price on the date of conversion to Mr. Peter Smith for his accrued salary balance of $106,056. As a result, $163,560 was recognized as net loss on conversion into stock.

●	The Company issued 46,951,071 common shares at $0.0025 per share having a fair value of $0.0064 per share or $300,487 based on closing quoted price on the date of conversion to Mr. Patrick Dolan for his accrued salary balance of $118,199. As a result, $182,288 was recognized as net loss on conversion into stock.

On May 31, 2016, Mr. Peter Smith, officer and director of the Company, decided to convert his partial accrued salary balance of $27,500 to the common shares of the Company at $0.0275 per share. As a result of this conversion, the Company issued 1,000,000 common shares to Mr. Peter having a fair value of $0.0248 per share or $24,800 based on closing quoted price on the date of conversion, thereby recognizing a gain on conversion of $2,700. On the same day, Mr. Enzo Taddei, officer and director of the Company, decided to convert his partial accrued salary balance of $27,500 to the common shares of the Company at $0.0275 per share. As a result of this conversion, the Company issued 1,000,000 common shares to Mr. Enzo having a fair value of $0.0248 per share or $24,800, thereby recognizing a gain on conversion of $2,700.

On June 15, 2016, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $250,000 to the common shares of the Company at $0.02 per share. As a result of this conversion, the Company issued 4,500,000 common shares each to Mr. Peter Smith and Mr. Enzo Taddei, having a fair value of $0.0201 per share or $180,900 based on closing quoted price on the date of conversion for their accrued salary balance of $180,000, thereby recognizing a loss on conversion of $900, and issued 3,500,000 common shares to Mr. Patrick Dolan, having a fair value of $0.0201 per share or $70,350 based on closing quoted price on the date of conversion for his accrued salary balance of $70,000, thereby recognizing a loss on conversion of $350.

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(D) Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2015:

Date of Note	Principal (net of debt discount)	Accrued Interest	Accrued Liabilities	Total Payable
October 9, 2013	$120,420	$106,196	$184,656	$411,272
October 17, 2013	319,598	160,402	-	480,000
November 26, 2013	-	37,971	-	37,971
August 27, 2015	123,333	-	-	123,333

Balance, December 31, 2015	$563,351	$304,569	$184,656	$1,052,576

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest and accrued liabilities as at December 31, 2016:

Date of Note	Principal (net of debt discount)	Accrued Interest	Accrued Liabilities	Total Payable
October 9, 2013	$120,420	$106,196	$184,656	$411,272
October 17, 2013	319,598	160,402	-	480,000
November 26, 2013	-	37,971	-	37,971
August 25, 2016	153,333	-	-	153,333
October 13, 2016	114,584	-	-	114,584
December 06, 2016	132,083	-	-	132,083

Balance, December 31, 2016	$840,018	$304,569	$184,656	$1,329,243

●	On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five-month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at December 31, 2016 is $106,196. The Company also accrued $184,656 provision for potential damages due to the ongoing litigation in the Dubai Courts as of December 31, 2016 and 2015, which is included in accrued liabilities in the accompanying consolidated balance sheet. (See Note 7(B) and 11).

	Principal	Accrued Interest	Accrued Liabilities
Balance, December 31, 2014	$120,420	106,196	-
Repayments	-	-	-
Interest accrued in 2015	-	-	-
Potential damages accrued in 2015	-	-	184,656
Balance, December 31, 2015	$120,420	106,196	184,656
Repayments	-	-	-
Interest accrued in 2016	-	-	-
Balance, December 31, 2016	$120,420	106,196	184,656

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance $319,598 of as on December 31, 2015. The remaining installments totaling to $480,000, as per the amended agreement, have not been paid as of December 31, 2016.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Interest repayment	(20,000)
Excess interest and monitoring fee gain	(660,578)
Balance at December 31, 2015	$480,000
Interest accrued during the year	-
Balance at December 31, 2016	$480,000

●	On April 29, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs. The interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the year ended December 31, 2016, $5,000 of the debt issuance costs and $30,000 of the debt discount balance was amortized to income statement, making the aggregate note payable balance amounting to $135,000. On October 12, 2016, the Company repaid the full amount of this loan note in cash to the lender.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the year	35,000
Cash repayment	(135,000)

Balance at December 31, 2016	$-

●	On August 25, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the year ended December 31, 2016, $3,333 of the debt issuance costs and $25,000 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $14,167.

Principal loan amount	$167,500
Original issue discount	(37,500)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the year	28,333

Balance at December 31, 2016	$153,333
(Net of unamortized discount and issue costs of $14,167)

Subsequent to the year ended December 31, 2016, after receipt of $167,500 from Mammoth Corporation (New Lender) on February 23, 2017, St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated August 25, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated February 23, 2017. The terms of this exchanged note were a one-off 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of GEQU stock as on the date of exchange was $0.0179. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of GEQU stock as on February 23, 2017. The Company accounted for the difference arising due to BCF amounting to $9,754 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated August 25, 2016 and $16,750 was recognized as loss on debt extinguishment. (See Note 12)

●	On October 13, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the year ended December 31, 2016, $2,084 of the debt issuance costs and $12,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $20,416.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the year	14,584

Balance at December 31, 2016	$114,584
(Net of unamortized discount and issue costs of $20,416)

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

●	On December 06, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the year ended December 31, 2016, $833 of the debt issuance costs and $6,250 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $35,417.

Principal loan amount	$167,500
Original issue discount	(37,500)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the year	7,083

Balance at December 31, 2016	$132,083
(Net of unamortized discount and issue costs of $35,417)

(E) Fixed Price Convertible Note Payable

●	On August 27, 2015, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On April 28, 2016, St. George decided not to opt for converting the principal loan to common shares. Instead, on April 28, 2016, the Company renegotiated the loan terms, further extending the repayment to July 1, 2016. The terms of this further extension were a one-off 10% interest payment of $13,500 to be added to the principal of $135,000 and the issuance of 3,000,000 common shares. The Company accounted for this further extension as a debt extinguishment of previous extension dated March 18, 2016 and $58,200 was recognized as loss on debt extinguishment comprising of $13,500 of interest payment and $44,700 for issuance of 3,000,000 common shares of the Company valued at a fair value of $0.0149 on the date of new exchange. (See Note 9 (B))

On July 1, 2016, after receipt of $148,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $148,500 dated April 28, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9-month convertible promissory note amounting to $163,350 dated July 01, 2016. The terms of this exchanged note were a one-off 10% increase in the principal loan of $14,850, making the principal sum from $148,500 to $163,350. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of GEQU stock as on the date of exchange was $0.0197. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of GEQU stock as on July 01, 2016. The Company accounted for the difference arising due to BCF amounting to $25,944 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated April 28, 2016 and $14,850 was further recognized as loss on debt extinguishment.

On September 16, 2016, the note holder partially converted $59,500 of the note to the common shares of the Company at an agreed fixed price of $0.017 per share. As a result of this conversion, the Company issued 3,500,000 common shares to Mammoth Corporation.

On December 1, 2016, the note holder partially converted $53,850 of the note to the common shares of the Company at an agreed fixed price of $0.017 per share. As a result of this conversion, the Company issued 3,167,647 common shares to Mammoth Corporation.

During the year ended December 31, 2016, the company amortized $23,297 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $2,647 as of December 31, 2016. The outstanding convertible note balance amounted to $50,000 as of December 31, 2016, and $47,353 net of the discount.

Subsequent to the year ended December 31, 2016, the Company issued 5,000,000 common shares to Mammoth Corporation in order to settle remaining payable balance in full amounting to $50,000. The Company verbally agreed to a conversion price of $0.01 per share other than the contractual fixed price of $0.017 per share, in order to fully settle this obligation, thereby $39,324 was recognized as a loss on conversion of this note. (See Note 12)

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(F) Related Party – Short Term Loans Payable

The Company received loans from two of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of December 31, 2016 and 2015:

Balance, December 31, 2014	$58,595
Proceeds from loans	48,422
Repayments	(5,500)
Converted to common stock	(101,517)
Balance, December 31, 2015	$-
Proceeds from loans	5,974
Repayments	(5,974)
Balance, December 31, 2016	$-

On August 27, 2015, both of the officers and directors of the Company decided to convert their short-term loans payable balance amounting to $101,517 to common shares of the Company at $0.0025 per share, which is 50% of the average 20 days closing price prior to the conversion. Following is the breakdown of this conversion:

●	The Company issued 11,776,756 common shares at $0.0025 per share having a fair value of $0.0064 per share or $75,371 to Mr. Enzo Taddei for his loan payable balance of $29,648. As a result, $45,723 was recognized as net loss on conversion into stock.

●	The Company issued 28,547,822 common shares at $0.0025 per share having a fair value of $0.0064 per share or $182,706 to Mr. Peter Smith for his loan payable balance of $71,869. As a result, $110,837 was recognized as net loss on conversion into stock.

Note 8 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the US federal statutory rate of 35% as follows:

	2016	2015

Income Tax (benefit) provision at statutory rate:	$(5,600)	$86,603

Increase (decrease) in income tax due to:
Non-Taxable foreign earnings / losses	(99,306)	(402,915)
Amortization of debt discount	41,987	30,473
Loss on derivative liabilities	-	88,315
Loss on conversion of notes	384	328,464
Stock based compensation	19,821	54,539
Change in valuation allowance	42,714	(185,478)
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Net deferred tax assets and liabilities are comprised of the following:

	2016	2015

Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss carry-forward	$108,904	$66,190
Valuation allowance	$(108,904)	$(66,190)
	$-	$-
Net deferred tax assets (liabilities)	$-	$-
Non-current assets (liabilities)	$-	$-
	$-	$-

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The US parent entity´s expenses are funded by the foreign subsidiaries through a management fee, which is, included in the US parent´s unconsolidated US annual income tax return as taxable revenues.

The Company has not recorded deferred income taxes applicable to undistributed earnings of the foreign subsidiaries because there are cumulative losses in those subsidiaries through December 31, 2016. In the future, the Company does not intend to record deferred income taxes applicable to undistributed future earnings of the foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers that whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2016 and 2015, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $(108,904) and $(66,190) has been provided in the accompanying financial statements as of December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had approximately $311,000 of net operating loss carry-forwards that will expire through 2036.

The Company is not subject to any foreign income taxes for the years ended December 31, 2016 and 2015. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for the 2014, 2015 and 2016 tax years.

Note 9 - Stockholders’ Equity

(A) Preferred Stock

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

On May 19, 2015, the board of directors agreed to the non-redemption of the redeemable Series “A” Preferred Shares and the officers of the company that held these Preferred Shares, returned all 1,983,332 Shares of the Company to Treasury. Since the preferred shares were vested upon issuance in prior years, the cancellation of these shares was considered a contribution back to the company at zero cost with no gain or loss recognized.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

On November 11, 2016, Enzo Taddei, Patrick V. Dolan and Peter J. Smith, all Directors of the Company, offered to retire and exchange an aggregate 450,000,000 shares of Common Stock owned by them for 45,000,000 Series “B” Preferred Stock. The Company permitted Messrs. Taddei, Dolan and Smith to exchange 200,000,000, 50,000,000 and 200,000,000 shares of Common Stock, respectively, for 20,000,000, 5,000,000 and 20,000,000 shares of Series “B” Preferred Stock, respectively. There was no loss or gain related to this transaction as the value of the common shares exchanged equated to the value of the Series “B” Preferred shares received.

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

During the year ended December 31, 2016, the Company issued 48,309,802 common shares and cancelled 450,000,000 common shares as follows:

●	350,000 common shares were issued at a fair value of $5,005 in exchange for conversion of fee payable to the Company’s consultants amounting to $5,250, thereby recognizing a gain on conversion of $245. (See Note 7 (A)).

●	25,483,255 common shares were issued at a fair value of $526,007 in exchange for conversion of accrued salaries of $524,665, thereby recognizing a net loss on conversion of $1,342. (See Note 7 (A&C)).

●	4,000,000 common shares were issued to St. George Investments LLC at a fair value of $69,900 in lieu of exchange fee for a loan note. (See Note 7(E)).

●	6,667,647 common shares were issued to Mammoth Corporation at a fixed conversion price of $0.017 per share as a result of a partial conversion of a loan note amounting to $113,350. (See Note 7(E)).

●	10,000,000 restricted common shares under SEC Rule 144 to a non-affiliated investor at $0.0135 per share or $135,000.

●	1,808,900 common shares were issued to a couple of vendors against services received by the Company as per the agreements signed with them.

●	On November 11, 2016, certain Officers and Directors of the Company, offered to retire and exchange an aggregate 450,000,000 shares of Common Stock owned by them for 45,000,000 Series “B” Preferred Stock. The Company permitted Officers and Directors of the Company to exchange 200,000,000, 50,000,000 and 200,000,000 shares of Common Stock, respectively, for 20,000,000, 5,000,000 and 20,000,000 shares of Series “B” Preferred Stock, respectively.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 10 – Related Party Transactions

On July 1, 2015, the Company entered into a consultancy agreement valued at $148,000 with a Nevada Corporation that is majority owned by the two officers of the Company. During the year ended December 31, 2015, the Company received $148,000 in cash as per the agreement and has provided the relevant consultancy services in due course of the business, thereby recognizing it as revenue from related party in the statement of operations.

On November 11, 2016, certain Officers and Directors of the Company exchange 450,000,000 shares of Common Shares held by them for 45,000,000 Series “B” Preferred Stock. (See Note 9(A)).

During 2016, the Company issued certain Officers and Directors 22,200,680 shares of Common Stock for $459,013 of accrued salaries. (See Note 9(B) and 7(C)).

At December 31, 2016 and 2015 there were accounts payable and accrued liabilities due to related parties. (See Note 7(C)).

Note 11 – Commitments and contingencies

Contingencies

●	On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repaid 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a for a five-month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. The Company is currently in litigation, in the courts of Dubai, regarding the Able Foundation loan.

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

These legal proceedings and appeal the judgment are currently ongoing. The Company intends to vigorously defend the litigation. At December 31, 2016, the Company cannot predict the outcome of the litigation

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

●	From time to time, we may be involved in litigation or disputes relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, we are in dispute with a former client regarding certain payments that we made on behalf of this former client. We are maintaining an open dialogue with this former client in an effort to resolve the matter.

Commitments

●	On October 7, 2015, the Company renewed its rent agreement for its head office at Dubai for a further period of two years amounting to a rental of $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This agreement is further renewable for a period of one year at 5% higher than the current rent.

Note 12 – Subsequent events

●	On February 2, 2017, the Company issued 5,000,000 common shares to Mammoth Corporation in order to settle remaining payable balance in full amounting to $50,000. The Company verbally agreed to a conversion price of $0.01 per share other than the contractual fixed price of $0.017 per share, in order to fully settle this obligation, thereby $39,324 was recognized as a loss on conversion of this note. (See Note 7(E)).

●	On February 6, 2017, the Company secured from a private individual a nine-month fixed price convertible loan amounting to $60,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.012 per share. Fair value of GEQU stock as on the date of exchange was $0.0198. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of GEQU stock as on February 6, 2017. The Company accounted for the difference arising due to BCF amounting to $39,000 as a debt discount with a corresponding effect to additional paid in capital.

●	On February 21, 2017, the Company was engaged by a natural resources client with upstream oil and gas, mining and commodities trading divisions in the Americas, Africa and Asia, called Blackstone Natural Resources BV, to assist with introducing them to capital in the Middle East and a possible listing of their stock on a stock exchange.

●	On February 23, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated August 25, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated February 23, 2017. The terms of this exchanged note were a one-off 10% increase in the principal loan of $16,750, making the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of GEQU stock as on the date of exchange was $0.0179. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of GEQU stock as on February 23, 2017. The Company accounted for the difference arising due to BCF amounting to $9,754 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated August 25, 2016 and $16,750 was recognized as loss on debt extinguishment. (See Note 7(D)).

●	On March 14, 2017, the Company, as part of a group restructuring exercise, transferred the ownership of GE Professional DMCC from its subsidiary Global Equity Partners Plc. to its other subsidiary GEP Equity Holdings Limited.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

2*	Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc., Global Equity Partners PLC and Stockholders of Global Equity Partners LLC

3.1*	Articles of Incorporation

3.(i).2**	Certificate of Amendment to Articles of Incorporation, effective February 16, 2015.

3.(i).3***	Certificate of Amendment to Articles of Incorporation, effective August 14, 2015.

3.2*	Bylaws

4.1****	Certificate of Designation of Series “B” Convertible Preferred Stock

10.1*****	Employment Agreement dated September 1, 2016 between GEP Equity Holdings Limited and Peter J. Smith.

10.2*****	Employment Agreement dated September 1, 2016 between GEP Equity Holdings Limited and Enzo Taddei.

10.3*****	Employment Agreement dated October 1, 2016, between GEP Equity Holdings Limited and Patrick V. Dolan.

14*	Code of Business Conduct and Ethics adopted on September 2, 2011

21*****	Subsidiaries

31.1*****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*****	906 Certification of Principal Executive Officer

32.2*****	906 Certification of Principal Financial Officer

*	Incorporated by reference to the Company’s Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2015.

***	Incorporated by reference to the Company’s Form 8-K filed with the Commission on August 25, 2015.

****	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 14, 2016.

*****	Filed herewith.

41

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Equity International, Inc.

Dated: March 23, 2017	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 23, 2017	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 23, 2017	By:	/s/ Enzo Taddei
Enzo Taddei
	Its:	Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 23, 2017	By:	/s/ Patrick V. Dolan
Patrick V. Dolan
	Its:	Managing Director

42