Form 10-Q
period 2017-03-31
GLOBAL EQUITY INTERNATIONAL INC
filed 2017-05-12
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2017, there were 395,879,011 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2017

(Unaudited)

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash	$14,773	$66,523
Accounts receivable	85,173	21,800
Prepaids	16,401	35,788
Other current assets	7,426	8,794
Total current assets	123,773	132,905

Investments, cost	3,085,322	3,085,322

Fixed assets, net	7,428	10,215

Total assets	$3,216,523	$3,228,442

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$228,231	$172,538
Accrued contingencies and penalties	195,148	196,509
Accounts payable and accrued liabilities - related parties	132,394	53,748
Deferred revenue	200,000	200,000
Accrued interest	305,569	304,569
Notes payable - net of discount of $17,083 and $70,000, respectively	725,435	840,018
Fixed price convertible note payable - net of discount of $37,578 and $2,647, respectively	156,672	47,353
Total current liabilities	1,943,449	1,814,735

Total liabilities	$1,943,449	$1,814,735

Commitments and contingencies (Note 10)

Stockholders’ Equity

Preferred stock: 50,000,000 shares authorized; $0.001 par value, 45,000,000 designated as series “B” convertible preferred shares, 45,000,000 and 45,000,000 issued and outstanding, respectively.	$45,000	$45,000
Common stock: 950,000,000 shares authorized; $0.001 par value: 385,654,335 and 374,475,775 shares issued and outstanding, respectively.	385,655	374,476
Additional paid in capital	8,414,653	8,197,449
Accumulated deficit	(7,572,234)	(7,203,218)
Total stockholders’ equity	1,273,074	1,413,707

Total liabilities and stockholders’ equity	$3,216,523	$3,228,442

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2017 and March 31, 2016 (Unaudited)

	March 31, 2017	March 31, 2016

Revenue	$106,713	$843,528

General and administrative expenses	55,676	56,278
Salaries	199,204	195,780
Professional services	53,114	64,154
Depreciation	2,787	2,848
Total operating expenses	310,781	319,060

(Loss) / income from operations	$(204,068)	$524,468

Other income (expenses):
Interest expense	(1,000)	-
Amortization of debt discount	(66,740)	(11,667)
Loss on conversion of notes into common stock	(79,629)	-
Gain on transfer of preferred stock	-	1,454
Loss on extinguishment of debt and other liabilities	(17,301)	(25,119)
Exchange rate loss	(279)	(1,392)
Total other expenses	$(164,949)	$(36,724)

Net (loss) / income	$(369,017)	$487,744

Net (loss) income per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	377,848,394	776,176,962

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and March 31, 2016 (Unaudited)

	March 31, 2017	March 31, 2016

Cash flows from operating activities
Net (loss) / income	$(369,017)	$487,744

Adjustments to reconcile net (loss) / income to net cash used in operating activities
Depreciation	2,787	2,848
Securities paid for services	-	1,817
Securities received as payment for services and deferred securities recorded as revenues	-	(695,995)
Gain on transfer of preferred stock	-	(1,454)
Loss on conversion of notes into common stock	79,629	-
Loss on extinguishment of debt and other liabilities	17,301	25,119
Amortization of debt discount	66,740	11,667

Changes in operating assets and liabilities:
Accounts receivable	(63,373)	(60,033)
Prepaids	19,387	31,411
Other current assets	818	(8)
Accounts payable and accrued liabilities	55,693	60,089
Accrued contingencies and penalties	(1,361)	-
Accounts payable and accrued liabilities - related parties	78,646	173,836
Deferred revenue	-	(27,500)
Accrued interest	1,000	-

Net cash (used in) provided by operating activities:	$(111,750)	$9,541

Cash Flows used in investing activities:
Office furniture and equipment, net	-	(452)

Net cash used in investing activities	$-	$(452)

Cash flows from financing activities:
Proceeds from loans - related parties	-	5,724
Repayment of loans - related parties	-	(700)
Proceeds from notes payable	60,000	-

Net cash provided by financing activities	$60,000	$5,024

Net (decrease) increase in cash	$(51,750)	$14,113

Cash at Beginning of Period	$66,523	$42,163

Cash at End of Period	$14,773	$56,276

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable converted into shares	$100,000	$-
Debt discount and issuance costs recorded on notes payable	$48,754	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 1 - Organization and Nature of Operations

Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, GEI incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEP EH”), under the laws of the Republic of Seychelles. On March 14, 2017, the Company´s board of directors unanimously voted to transfer the ownership of GE Professionals DMCC (Dubai) to GEP EH.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2016. The interim results for the period ended March 31, 2017 are not necessarily indicative of results for the full fiscal year.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $369,017 and net cash used in operations of $111,750 for the three months ended March 31, 2017; and a working capital deficit of $1,819,676 as of March 31, 2017. It is management’s opinion that these factors may raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report.

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients which over the years have become consistent.

b)	Consummating and executing current engagements.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Whilst the Company´s current engagements are being consummated and executed, the Company may also have to resort to borrowing additional funds with certain related parties, such as management, and also third party funders to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overheads wherever possible and any monies owed to the management can be forgiven, if necessary.

The Company´s deferred revenue, $200,000 at March 31, 2017, is non-refundable hence once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement a proportion of deferred revenue will become revenue for the Company and therefore no cash outlays are required for these liabilities.

The two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans. However, Able Foundation has a judgment against the Company, which is currently under appeal (See Note 10).

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. is the parent company of its two 100% owned subsidiaries called Global Equity Partners Plc. and GEP Equity Holdings Limited. GEP Equity Holdings Limited is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and at December 31, 2016 the Company had no cash equivalents.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at March 31, 2017 and December 31, 2016.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in income statement. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the three months ended March 31, 2017 or March 31, 2016.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

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

March 31, 2017

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

All revenues are generated from clients whose operations are based outside of the United States.

At March 31, 2017 and December 31, 2016, the Company had the following concentrations of accounts receivable with customers:

Customer	March 31, 2017	December 31, 2016

PDI	23.48%	91.74%
DUO	3.29%	8.26%
SCL	11.74%	0%
FAD	19.94%	0%
DHG	41.55%	0%
	100%	100%

For the three months ended March 31, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2017	March 31, 2016

PDI	0%	36.65%
QFS	0%	54.16%
INSCX	0%	4.74%
GPL	0%	1.19%
EEC	24.74%	3.26%
DUO	0.94%	0%
SCL	9.37%	0%
TLF	12.05%	0%
FAD	15.92%	0%
AGL	3.83%	0%
DHG	33.16%	0%
	100%	100%

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the three months ended March 31, 2017 and the year ended December 31, 2016:

Balance, December 31, 2016	$200,000
New payments received during the period	-
Cash deferred revenue recognized as revenue during the period	-
Securities deferred revenue recognized as revenue during the period	-
Balance, March 31, 2017	$200,000

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at March 31, 2017 and December 31, 2016, the Company had common stock equivalents of 12,897,059 and 2,941,176 common shares respectively, in the form of fixed price convertible notes, which, if converted, would be dilutive. See Note 7(E). These common stock equivalents were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive due to the net losses.

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2017	December 31, 2016
Level 3 – Non-Marketable Securities – Non-recurring	$3,085,322	$3,085,322

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2017 were as follows:

Balance, December 31, 2016	3,085,322
Realized and unrealized gains (losses)	-
Securities received for services during the period	-
Sales and settlements during the period	-
Impairment loss	-
Balance, March 31, 2017	$3,085,322

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the three months ended March 31, 2017, hence there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-01 on its consolidated financial statements and disclosures.

Note 5 – Investments

The Company, through its subsidiaries Global Equity Partners Plc. (GEP) and GEP Equity Holdings Limited (GEP EH), holds the following common equity securities in private and reporting companies as at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	2,000,000	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	1,500,000	-	1,500,000	-	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	-	3,200,000	-	Private Company
Arrow Cars International Inc.	3,000,000	3,000	3,000,000	3,000	Private Company
Direct Security Integration Inc.	400,000	-	400,000	-	Private Company
Primesite Developments Inc.	5,606,521	1,781,521	5,606,521	1,781,521	Private Company
Duo World Inc.	3,481,133	880,850	3,481,133	880,850	Reporting Company – OTC
Quartal Financial Solutions AG	2,271	419,365	2,271	419,365	Private Company
	19,189,925	$3,084,736	19,189,925	$3,084,736

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

The Company, through its subsidiary GEP Equity Holdings Limited (GEP EH), holds the following preferred equity securities in private and reporting companies as at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	136,600	$136	136,600	$136	Reporting Company – OTC
Primesite Developments Inc.	450,000	450	450,000	450	Private Company
	586,600	$586	586,600	$586

At March 31, 2017, there were no identifiable events or changes in circumstances that had a significant adverse effect on the value of the investments; hence, no impairment is required as of March 31, 2017.

Note 6 – Fixed Assets

Following table reflects net book value of fixed assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	Useful Life
Furniture and Equipment	$38,815	$38,815	3 to 5 years
Accumulated depreciation	$(31,387)	$(28,600)
Net fixed assets	$7,428	$10,215

Depreciation expense for the three months ended March 31, 2017 and March 31, 2016, was $2,787 and $2,848, respectively.

Note 7 – Debt & Accounts Payables

(A)  Accounts Payables and other accrued liabilities

The following table represents breakdown of accounts payable as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Accrued salaries and benefits	$125,426	$89,184
Accounts payables	102,805	83,354
	$228,231	$172,538

(B)  Accrued Contingencies and Penalties

Following is a breakdown of accrued liabilities as at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Provision for potential damages - See Note 7(D)	$184,656	$184,656
Provision for late filing fee of 2013 Tax return	10,492	10,492
Other	-	1,361
	$195,148	$196,509

(C)  Accounts Payable and Accrued Liabilities – Related Parties

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

The following table represents the accounts payable and accrued expenses to related parties as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Accrued salaries and benefits	$132,229	$52,587
Expenses payable	165	1,161
	$132,394	$53,748

(D) Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest and accrued liabilities as at March 31, 2017:

Date of Note	Principal (net of debt discount)	Accrued Interest	Accrued Liabilities	Total Payable
October 9, 2013	$120,420	$106,196	$184,656	$411,272
October 17, 2013	319,598	160,402	-	480,000
November 26, 2013	-	37,971	-	37,971
October 13, 2016	132,084	-	-	132,084
December 6, 2016	153,333	-	-	153,333
Balance, March 31, 2017	$725,435	$304,569	$184,656	$1,214,660

●	On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five-month extension. This stock compensation was issued to the lender also on December 12, 2013. This loan is currently in default. Total accrued interest as at March 31, 2017 is $106,196. The Company also accrued $184,656 provision for potential damages due to the ongoing litigation in the Dubai Courts as of March 31, 2017 and December 31, 2016, which is included in “Accrued contingencies and penalties” in the accompanying consolidated balance sheet. (See Note 7(B) and 10)

	Principal	Accrued Interest	Accrued Liabilities
Balance, December 31, 2016	$120,420	$106,196	$184,656
Repayments	-	-	-
Interest accrued	-	-	-
Balance, March 31, 2017	$120,420	$106,196	$184,656

●	On October 17, 2013, the Company secured a three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of Direct Security Integration Inc. and the note holder is currently trying to sell these shares. The shares used as a form of guarantee formed part of the assets of our Company.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

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

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance $319,598 of as on December 31, 2015. The remaining installments totaling to $480,000, as per the amended agreement, have not been paid as of March 31, 2017.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Interest repayment	(20,000)
Excess interest and monitoring fee gain	(660,578)
Balance at December 31, 2015	$480,000
Interest accrued during the year	-
Balance at December 31, 2016	$480,000
Interest accrued during the period	-
Balance at March 31, 2017	$480,000

●	On October 13, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the three months ended March 31, 2017, $2,500 of the debt issuance costs and $15,000 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $2,916.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs	32,084
Balance at March 31, 2017	$132,084
(Net of unamortized discount and issue costs of $2,916)

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Subsequent to the three months ended March 31, 2017, after receipt of $135,000 from Mammoth Corporation (New Lender) on April 13, 2017, St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $135,000 dated October 13, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $162,000 dated April 13, 2017. The terms of this exchanged note were a one-time 20% increase in the principal loan of $27,000, increasing the principal sum from $135,000 to $162,000. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of exchange was $0.0106. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on April 13, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated October 13, 2016 and $27,000 was recognized as loss on debt extinguishment. (See Note 11).

●	On December 6, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the three months ended March 31, 2017, $2,500 of the debt issuance costs and $18,750 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $14,167.

Principal loan amount	$167,500
Original issue discount	(37,500)
Issuance costs	(5,000)
Amortization of OID and issuance costs	28,333
Balance at March 31, 2017	$153,333
(Net of unamortized discount and issue costs of $14,167)

(E) Fixed Price Convertible Notes Payable

Following is the summary of all fixed price convertible notes, net of debt discount, including the accrued interest as at March 31, 2017:

Date of Note	Principal (net of debt discount)	Accrued Interest	Total Payable
July 1, 2016	$-	$-	$-
February 6, 2017	28,599	1,000	29,599
February 23, 2017	128,073	-	128,073
Balance, March 31, 2017	$156,672	$1,000	$157,672

●	On August 27, 2015, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

Also, in the new note, there was an addition of a conversion option that the lender has right at any time after the exchange date until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.025. There was no beneficial conversion feature as the conversion price was higher than the current market value of the Company´s stock at that time. Since a conversion option was added to the note in the March 18, 2016 modification, this modification was accounted for as a debt extinguishment on that date and $25,200 was recognized as loss on debt extinguishment.

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

On July 1, 2016, after receipt of $148,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC in the amount of $148,500 dated April 28, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9-month convertible promissory note amounting to $163,350 dated July 1, 2016. The terms of this exchanged note were a one-time 10% increase in the principal loan of $14,850, increasing the principal sum from $148,500 to $163,350. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. The fair value of stock as on the date of exchange was $0.0197. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of the Company´s stock as on July 1, 2016. The Company accounted for the difference arising due to BCF amounting to $25,944 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated April 28, 2016 and $14,850 was further recognized as loss on debt extinguishment.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

On February 2, 2017, the Company issued 5,000,000 common shares to Mammoth Corporation in order to settle remaining payable balance in full amounting to $50,000. The Company verbally agreed to a conversion price of $0.01 per share other than the contractual fixed price of $0.017 per share, in order to fully settle this obligation; thereby $39,324 was recognized as a loss on conversion of this note and remaining debt discount balance arising due to BCF amounting to $2,647 was fully amortized on the date of final conversion.

●	On February 6, 2017, the Company secured from a private individual, a nine-month fixed price convertible loan amounting to $60,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.012 per share. Fair value of the Company´s stock as on the date of exchange was $0.0198. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of the Company´s stock as on February 6, 2017. The Company accounted for the difference arising due to BCF amounting to $39,000 as a debt discount with a corresponding effect to additional paid in capital.

During the three months ended March 31, 2017, the company amortized $7,599 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $31,401 as of March 31, 2017. The outstanding convertible note balance amounted to $60,000 as of March 31, 2017.

●	On August 25, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the three months ended March 31, 2017, $1,667 of the debt issuance costs and $12,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

On February 23, 2017, St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC in the amount of $167,500 dated August 25, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated February 23, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of the Company stock as on the date of exchange was $0.0179. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of the Company stock as on February 23, 2017. The Company accounted for the difference arising due to BCF amounting to $9,754 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated August 25, 2016 and $16,750 was recognized as loss on debt extinguishment.

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

On March 28, 2017, the note holder partially converted $50,000 of the note to the common shares of the Company at a conversion price of $0.0080925 per share, this particular conversion price was less than the agreed fixed price of $0.017, due to the note entering into temporary default. As per the agreement, an event of default occurs when the closing bid price of the Company stock falls below the agreed level of $0.0135. This default clause can be remedied by trading over $0.0135 for 4 consecutive trading days. As a result of this conversion, the Company issued 6,178,560 common shares to Mammoth Corporation and $40,305 was recognized as a loss on conversion of this note.

During the three months ended March 31, 2017, the company amortized $3,577 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $6,177 as of March 31, 2017. The outstanding convertible note balance amounted to $134,250 as of March 31, 2017.

Subsequent to the three months ended March 31, 2017; on April 13, 2017, the note holder partially converted $67,125 of the note to the common shares of the Company at a conversion price of $0.006565 per share, this particular conversion price was less than the agreed fixed price of $0.017, due to the note entering into temporary default. As per the agreement, an event of default occurs when the closing bid price of the Company stock falls below the agreed level of $0.0135. This default clause can be remedied by trading over $0.0135 for 4 consecutive trading days. As a result of this conversion, the Company issued 10,224,676 common shares to Mammoth Corporation and $66,527 was recognized as a loss on conversion of this note.

Note 8 - Stockholders’ Equity

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

On November 11, 2016, all Directors of the Company, offered to retire and exchange an aggregate 450,000,000 shares of Common Stock owned by them for 45,000,000 Series “B” Preferred Stock. The Company permitted Messrs. Taddei, Dolan and Smith to exchange 200,000,000, 50,000,000 and 200,000,000 shares of Common Stock, respectively, for 20,000,000, 5,000,000 and 20,000,000 shares of Series “B” Preferred Stock, respectively. There was no loss or gain related to this transaction as the value of the common shares exchanged equated to the value of the Series “B” Preferred shares received.

(B) Common Stock

During the three months ended March 31, 2017, the Company issued 11,178,560 common shares because of partial conversions of two convertible notes in following manner:

●	5,000,000 common shares were issued to Mammoth Corporation at a verbally agreed conversion price of $0.01 per share as a result of a partial conversion of a convertible note no. 1 amounting to $50,000. See Note 7(E)

●	6,178,560 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.0080925 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $50,000. See Note 7(E)

Note 9 – Related Party Transactions

At March 31, 2017, there were accounts payable and accrued liabilities due to related parties. (See Note 7(C)).

Note 10 – Commitments and contingencies

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

Global Equity International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

During 2015 and 2016, the Company’s Dubai lawyers, Al Safar & Partners, have appealed this judgment various times based on the fact that they believed from a legal stand point that:

1)	the Company (the defendant) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem”.

2)	there is no legal existence of Global Equity Partners Plc. in Dubai, as it is a Republic of Seychelles corporation; hence, the Courts of Dubai have no jurisdiction in the matter.

All prior appeals were rejected by the Dubai Courts, however a new appeal against the formal execution of this judgement was filed in September 2016 and is still pending as of the date of the filing of this report.

Aside from the foregoing matter, we are not subject to any other pending or threatened litigation.

●	From time to time, we may be involved in litigation or disputes relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, we were in dispute with a former client regarding certain payments that we made on behalf of this former client. We are maintaining an open dialogue with this former client in an effort to resolve the matter.

Commitments

●	On October 7, 2015, the Company renewed its rent agreement for its head office at Dubai for a further period of two years amounting to a rental of $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This agreement is further renewable for a period of one year at 5% higher than the current rent.

Note 11 – Subsequent events

●	On April 5, 2017, the Company was engaged by an IT client, which is providing bespoke applications to different organizations as well as developing its own IP with highly disruptive technologies, called Kognisant Limited, to assist with introducing them to the Capital Markets in the Middle East and various other regions of the globe. Our mandate is also to assist with listing of their shares on the OTC Markets via a possible reverse merger.

●	On April 13, 2017, the Mammoth Corporation partially converted $67,125, of the second note to the common shares of the Company at a conversion price of $0.006565 per share, this conversion price was less than the agreed fixed price of $0.017, due to the note entering into temporary default. As per the agreement, an event of default occurs when the closing bid price of the Company stock falls below the agreed level of $0.0135. This default clause can be remedied by trading over $0.0135 for 4 consecutive trading days. As a result of this conversion, the Company issued 10,224,676 common shares to Mammoth Corporation and $66,527 was recognized as a loss on conversion of this note.

●	On April 13, 2017, after receipt of $135,000 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC in the amount of $135,000 dated October 13, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $162,000 dated April 13, 2017. The terms of this exchanged note were a one-time 20% increase in the principal loan of $27,000, increasing the principal sum from $135,000 to $162,000. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of exchange was $0.0106. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on April 13, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated October 13, 2016 and $27,000 was recognized as loss on debt extinguishment. (See Note 7(D)).

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

Our MD&A is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended March 31, 2017 and March 31, 2016

D. Financial condition as at March 31, 2017 and December 31, 2016

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

On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, GEI incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEP EH”), under the laws of the Republic of Seychelles. On March 14, 2017, the Company´s board of directors unanimously voted to transfer the ownership of GE Professionals DMCC (Dubai) to GEP EH.

GEP Equity Holdings Limited and its Dubai based subsidiary, GE Professionals DMCC, provide consulting services, such as corporate restructuring, management recruitment and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001.

C. Results of operations for the three months ended March 31, 2017 and March 31, 2016:

The Company had revenues amounting to $106,713 and $843,528, for the three months ended March 31, 2017 and 2016, respectively.

	March 31, 2017	March 31, 2016	Changes
Revenue	$106,713	$843,528	(736,815)
	$106,713	$843,528	(736,815)

The total revenue reduced by $736,815 due the fact that we received $419,365 in equity securities in a private company in exchange for services performed during the comparative three months ended March 31, 2016. Also, during comparative three months ended March 31, 2016, $276,630 was recognized as revenue from deferred revenue against equity securities received in prior quarters. During the three months ended March 31, 2017, we didn’t receive any such equity securities which resulted in a decrease in revenues when compared to three months ended March 31, 2016. Following is the breakdown of total revenue for the three months ended March 31, 2017, which amounted to $106,713:

a)	$44,340 was received in cash for services performed to different clients.

b)	$62,373 was recognized as revenue for services rendered to different clients, which amount was receivable as at March 31, 2017.

For the three months ended March 31, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2017	March 31, 2016

PDI	0%	36.65%
QFS	0%	54.16%
INSCX	0%	4.74%
GPL	0%	1.19%
EEC	24.74%	3.26%
DUO	0.94%	0%
SCL	9.37%	0%
TLF	12.05%	0%
FAD	15.92%	0%
AGL	3.83%	0%
DHG	33.16%	0%
	100%	100%

The total operating expenditures amounted to $310,781 and $319,060, for the three months ending on March 31, 2017 and 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	March 31, 2017	March 31, 2016	Changes

General and administrative expenses	$55,676	$56,278	$(602)
Salaries	199,204	195,780	3,424
Professional services	53,114	64,154	(11,040)
Depreciation	2,787	2,848	(61)
Total operating expenses	$310,781	$319,060	$(8,279)

During the three months ended March 31, 2017, total operating expenses were reduced by $8,279 from the previous three months ending on March 31, 2016. The reason for this decrease is mainly due to the decrease in professional services received by the Company during the current three months ending on March 31, 2017.

The (loss) / income from operations for the three months ended March 31, 2017 and 2016, were $(204,068) and $524,468, respectively.

The Company´s total other expenses for the three months ended March 31, 2017 and 2016, were $(164,949) and $(36,724), respectively. The following table sets forth the Company’s other expenses analysis for both periods:

	March 31, 2017	March 31, 2016	Changes
Interest expense	$(1,000)	$-	$(1,000)
Amortization of debt discount	(66,740)	(11,667)	(55,073)
Loss on conversion of notes into common stock	(79,629)	-	(79,629)
Loss on extinguishment of debt and other liabilities	(17,301)	(25,119)	7,818
Gain on transfer of preferred stock	-	1,454	(1,454)
Exchange rate loss	(279)	(1,392)	1,113
Total other expenses	$(164,949)	$(36,724)	$(128,225)

Our total other expenses were increased due to the fact that the Company amortized more debt discount on its debt as compared to prior three months ended March 31, 2016. Also, there were a couple of partial conversions of fixed price convertible debt at a price less than the contractual price, that resulted in loss on conversion of notes into common stock of $79,629 during the three months ended March 31, 2017. There was no such loss booked during the three months ended March 31, 2016.

The net (loss)/income for the three months ended March 31, 2017 and 2016 were $(369,017) and $487,744, respectively.

The Company had 385,654,335 and 777,165,973 common shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively. This reduction in common shares occurred because on November 11, 2016, all Directors and Officers of the Company offered to retire and exchange an aggregate 450,000,000 shares of Common Stock owned by them for 45,000,000 Series “B” Preferred Stock of the Company. The weighted average number of shares for the three months ended March 31, 2017 and March 31, 2016, was 377,848,394 and 776,176,962, respectively. Net (loss) / income per share for both periods was $(0.00) and $0.00, respectively.

D. Financial condition as at March 31, 2017 and December 31, 2016:

Assets:

The Company reported total assets of $3,216,523 and $3,228,442 as of March 31, 2017 and December 31, 2016, respectively. These mainly include our investment in securities of our clients that we received as part of our consulting fees. We had long term investments amounting to $3,085,322 as at March 31, 2017 and December 31, 2016. Our fixed assets include office equipment having a net book value of $7,428 and $10,215 as at March 31, 2017 and December 31, 2016, respectively. Furthermore, our current assets at December 31, 2016 totaled $132,905 and at March 31, 2017, these current assets amounted to $123,773 comprised of cash of $14,773, accounts receivable of $85,173 and prepaid and other current assets of $23,827.

Liabilities:

Our current liabilities at December 31, 2016 totaled $1,814,735. At March 31, 2017, the Company reported its current liabilities amounting to $1,943,449, which represents an increase of 7.09%. All of our liabilities are current and mainly include payables to related parties and third party debt which is due to various day to day operational creditors.

Following is the summary of all third party notes, net of debt discount, including the accrued interest and accrued contingency as at March 31, 2017:

Date of Note	Total Debt	Remarks
October 9, 2013	$411,272	Non-convertible and non-collateralized
October 17, 2013	480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
October 13, 2016	132,084	Non-convertible and non-collateralized
December 6,2016	153,333	Non-convertible and non-collateralized
February 6, 2017	29,599	Fixed price convertible and non-collateralized
February 23, 2017	128,073	Fixed price convertible and non-collateralized
Balance, March 31, 2017	$1,372,332

Also, out of the cash fees received from different clients to date, the Company has deferred a total $200,000 from cash fees received from two clients. These deferred cash fees will be reflected on the Company´s income statement once certain milestones and contractual agreements have been completed.

Stockholder’s Equity:

At December 31, 2016, the Company had stockholders´ equity of $1,413,707. At March 31, 2017, the Company had stockholders´ equity of $1,273,074, which represents a decrease of 9.95%.

The Company had 385,654,335 and 374,475,775 common shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.

E. Liquidity and capital reserves:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a net loss of $369,017 and net cash used in operations of $111,750 for the three months ended March 31, 2017; and a working capital deficit of $1,819,676 as of March 31, 2017. It is management’s opinion that these factors may raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report.

The ability of the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients which, over the years, have become consistent.

b)	Consummating and executing current engagements.

While the Company´s current engagements are being consummated and executed, the Company may also resort to borrowing additional funds from certain related parties, such as management, and also third party funders, some of which may be on a fixed price conversion basis to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overhead wherever possible and any monies owed to the management can also be forgiven or converted into equity, if necessary.

Over the next 12 months, we intend to acquire several licensed financial advisory firms in U.K. and also in Asia. The possible targets have been identified. The acquisitions will form part of a new subsidiary we intend to establish in the relevant territories. These acquisitions would be, in essence, the acquisition of recurring and non-recurring long term revenues. To date, the Company has been approved as a permissible investment by a United Kingdom based Institution to provide up to, but not limited to, 2,000,000 Great Britain Pounds (USD equivalent of approximately $2.6 Million) of long term debt financing which will enable the Company to commence the acquisition of at least the first two licensed UK financial advisory firms with funds under management.

Any short fall in our projected operating revenues will be covered by:

●	The cash retainer fees and cash success fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving loans from one or more of our directors even though at the present time, we do not have verbal or written commitments from any of our directors to lend us money.

●	Receiving loans from third party lenders and/ or investors.

●	Liquidating when necessary any or all investments.

The Company´s deferred revenue, $200,000 at March 31, 2017, is non-refundable; hence, once certain contractual milestones are achieved or contractual terms pass over time, as applicable, on each individual engagement, a proportion of deferred revenue will become revenue for the Company and, therefore, no cash outlays are required for these liabilities.

It is important to note that the two largest debts (The Able Foundation loan & Eden loan) stated on our current liabilities are non-collateralized and non-convertible loans. The Company has not granted any form of guarantee to the lenders nor can the loans become convertible into Common Shares at any point in time.

Finally, the Company believes that its HR Consultancy Business in Dubai, Kingsman James, set up in 2015, has commenced to become profitable in 2017. Kingsman James is currently tendering in excess of US$3.5 million in new business and hopes to slowly win these tenders in the coming months.

F. Business development:

To date, we have 11 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth:

	Client:	Sector:	Primary Location:

1	VT Hydrocarbon Holdings (Pte.) Limited	LNG Gas storage	Singapore & Jordan
2	Scandinavian AgriTex Co. Limited	Cotton and clothing industry	United Kingdom and Norway
3	Primesite Developments Limited	Residential and Commercial Development	United Kingdom
4	Hoqool Petroleum	Natural Resources	United Arab Emirates
5	Quartal Financial Solutions AG	Financial Technology	Switzerland
6	Granite Power Limited	Renewable Energy	Australia
7	Majestic Wealth Limited	Property Development	Cyprus
8	The Stakis Collection Limited	Hospitality Sector	United Kingdom
9	Teralight FZ LLC	Telecommunications Industry	United Arab Emirates
10	Blackstone Natural Resources BV	Natural Resources	British Virgin Islands
11	Kognisant Limited	Information Technology	United Kingdom

Our specific plan of operations and milestones through March 2018 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by various firms and institutions based in the Middle East, South East Asia, Europe and the U.S.

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

2)	ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER ADMINISTRATION

Over the next 12 months, we intend to acquire several licensed financial advisory firms in U.K., Singapore and Hong Kong. The possible targets have been identified. The acquisitions will form part of a new subsidiary we intend to establish in the relevant territory.

3)	REBRANDING OF OUR ENTIRE CORPORATE STRUCTURE

During the summer of 2017, we intend to rebrand our business and analyze our entire corporate structure. We will adapt a new brand for all finance related companies that will carry through each subsidiary with a uniform image and examine the structure we currently operate to ensure its efficiency as we add new subsidiary companies. The reporting structures of each subsidiary will also be examined for maximum effect.

4)	EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES.

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies’ management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months. We should add at least 2 new HR consultants to the team of Kingsman James during the next 12 months.

5)	EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY

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

6)	FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We will explore alternative methods of servicing our clients by utilizing contacts already made in Europe to allow us to offer a wider service to our current and future clients. We will have a focus on Singapore, Cyprus and Canada for this expansion

7)	OPEN A NEW OFFICE IN LONDON (UNITED KINGDOM)

Due to our growing U.K. and Central European based clientele and also due to our plan to acquire a certain number of U.K. based financial advisory firms with funds under management, we plan to open a new UK based office during the Summer of 2017.

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

During 2015 and 2016, the Company’s Dubai lawyers, Al Safar & Partners, have appealed this judgment various times based on the fact that they believed from a legal stand point that:

1)	the Company (the defendant) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem”.

2)	there is no legal existence of Global Equity Partners Plc. in Dubai, as it is a Republic of Seychelles corporation; hence, the Courts of Dubai have no jurisdiction in the matter.

All prior appeals were rejected by the Dubai Courts, however a new appeal against the formal execution of this judgement was filed in September 2016 and is still pending as of the date of the filing of this report.

Aside from the foregoing matter, we are not subject to any other pending or threatened litigation.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2017, the Company issued 5,000,000 common shares valued at an agreed value of $0.01 per share or $50,000 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On March 28, 2017, the Company issued 6,178,560 shares common shares valued at an agreed value of $0.0080925 per share or $50,000 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On April 13, 2017, the Company issued 10,224,676 shares common shares valued at an agreed value of $0.006565 per share or $67,125 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended.

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: May 12, 2017	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

