Form 10-Q
period 2017-06-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2017-08-04
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-54557

GLOBAL EQUITY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

X3 Jumeirah Bay, Office 3305,
Jumeirah Lake Towers, Dubai, UAE
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: +971 42 767 576 / +1 321 200 0142

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 4, 2017, there were 423,090,573 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2017

(Unaudited)

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash & cash equivalents	$5,537	$66,523
Accounts receivable	60,299	21,800
Marketable securities at fair value	1,375,453	-
Prepaids	8,236	35,788
Other current assets	6,615	8,794
Total current assets	1,456,140	132,905

Investments at cost	1,601,472	3,085,322

Fixed assets, net	4,640	10,215

Total assets	$3,062,252	$3,228,442

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$154,815	$172,538
Accrued contingencies and penalties	5,000	196,509
Accounts payable and accrued liabilities - related parties	267,026	53,748
Deferred revenue	-	200,000
Loans payable - related parties	17,707	-
Accrued interest	200,873	304,569
Notes payable - net of discount of $0 and $70,000, respectively	319,598	840,018
Fixed price convertible notes payable - net of discount of $18,353 and $2,647, respectively	387,897	47,353
Total current liabilities	1,352,916	1,814,735

Total liabilities	$1,352,916	$1,814,735

Commitments and contingencies (Note 11)

Stockholders’ Equity

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Common stock: 950,000,000 shares authorized; $0.001 par value: 413,090,573 and 374,475,775 shares issued and outstanding, respectively.	413,091	374,476
Additional paid in capital	8,701,545	8,197,449
Accumulated deficit	(7,955,528)	(7,203,218)
Accumulated other comprehensive income	505,228	-
Total stockholders’ equity	1,709,336	1,413,707

Total liabilities and stockholders’ equity	$3,062,252	$3,228,442

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statement of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2017 and June 30, 2016 (Unaudited)

	For the three months ended,		For the six months ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$109,926	$261,723	$216,639	$1,105,251

General and administrative expenses	42,165	48,369	97,841	104,649
Salaries	174,162	195,729	373,366	391,509
Professional services	28,248	111,239	81,362	175,393
Depreciation	2,788	2,867	5,575	5,715
Bad debt expense	20,000	-	20,000	-
Total operating expenses	267,363	358,204	578,144	677,266

(Loss) / income from operations	$(157,437)	$(96,481)	$(361,505)	$427,985

Other income (expenses):
Interest expense	(1,500)	-	(2,500)	-
Amortization of debt discount	(36,308)	(11,667)	(103,048)	(23,334)
Gain on conversion of accrued salaries and accounts payable into common stock	-	4,395	-	4,395
Gain on transfer of preferred stock	-	-	-	1,454
Gain on sale of subsidiary	23,052	-	23,052	-
Gain on sale of marketable securities	3,040	-	3,040	-
Loss on conversion of notes into common stock	(180,078)	-	(259,707)	-
Loss on extinguishment of debt and other liabilities	(33,960)	(57,830)	(51,261)	(82,949)
Exchange rate gain / (loss)	(104)	777	(382)	(615)
Total other income (expenses)	(225,858)	(64,325)	(390,806)	(101,049)

Net (loss) / income	$(383,295)	$(160,806)	$(752,311)	$326,936

Net income (loss) per common share - basic & dilutive	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic & dilutive	401,519,587	782,216,522	389,749,381	779,196,742

Comprehensive income (loss):
Unrealized fair value gain on available for sale marketable securities	505,228	-	505,228	-
Net (loss) / income	(383,295)	(160,806)	(752,311)	326,936
Comprehensive income (loss)	$121,933	$(160,806)	$(247,083)	$326,936

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statement of Cash Flows

For the six months ended June 30, 2017 and June 30, 2016 (Unaudited)

	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net (loss) / income	$(752,311)	$326,936

Adjustments to reconcile net (loss) / income to net cash used in operating activities
Depreciation	5,575	5,715
Securities received as payment for services and deferred securities recorded as revenues	-	(730,595)
Securities paid for services	-	20,571
Gain on transfer of preferred stock	-	(1,454)
Amortization of debt discount	103,048	23,334
Loss on extinguishment of debt and other liabilities	51,261	82,949
Gain on conversion of accrued salaries and accounts payable into common stock	-	(4,395)
Loss on conversion of loan note into common stock	259,707	-
Gain on sale of subsidiary	(23,052)	-
Gain on sale of marketable securities	(3,040)	-
Bad debt expense	20,000	-

Changes in operating assets and liabilities:
Accounts receivable	(58,499)	(76,406)
Marketable securities at fair value	13,665	-
Prepaids	27,552	44,052
Other current assets	1,629	(812)
Accounts payable and accrued liabilities	101,355	62,594
Accrued contingencies and penalties	(1,361)	-
Accounts payable and accrued liabilities - related parties	213,278	205,605
Deferred revenue	(100,000)	(85,000)
Accrued interest	2,500	-

Net cash used in operating activities:	$(138,693)	$(126,906)

Cash Flows used in investing activities:
Office furniture and equipment, net	-	(452)

Net cash used in investing activities	$-	$(452)

Cash flows from financing activities:
Proceeds from loans - related parties	17,707	5,974
Repayment of loans - related parties	-	(5,974)
Proceeds from notes payable	60,000	100,000

Net cash provided by financing activities	$77,707	$100,000

Net decrease in cash	$(60,986)	$(27,358)

Cash at Beginning of Period	$66,523	$42,163

Cash at End of Period	$5,537	$14,805

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount and issuance costs recorded on notes payable	$-	$35,000
Accounts payable and accrued salaries settled in shares	$-	$310,250

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 1 - Organization and Nature of Operations

Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, GEI incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEP EH”), under the laws of the Republic of Seychelles. On March 14, 2017, the Company´s board of directors unanimously voted to transfer the ownership of GE Professionals DMCC (Dubai) to GEP EH. On June 5, 2017, the Company sold 100% of the issued and outstanding common stock of its GEP to a citizen of the Republic of Thailand by entering into a Stock Purchase and Debt Assumption Agreement (See Note 5).

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2016. The interim results for the period ended June 30, 2017 are not necessarily indicative of results for the full fiscal year.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $383,295 and $752,311 for the three and six months ended June 30, 2017 respectively, net cash used by operations of $138,693 for the six months ended June 30, 2017; and a working capital of $103,224 and stockholders´ equity of $1,709,336 as of June 30, 2017. It is management’s opinion that some of these factors may raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report.

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients which over the years have become consistent.

b)	Consummating and executing current engagements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

Whilst the Company´s current engagements are being consummated and executed, the Company may also have to resort to borrowing additional funds with certain related parties, such as management, and also third party funders on a non-discounted basis (if for shares, on a fixed price basis) to sustain the Company’s existence. In addition, in the event that operating cash flows are slowed, the Company would reduce its overheads wherever possible and any monies owed to the management can also be forgiven, if necessary. Furthermore, it is important to note that the largest debt (Eden loan) stated on our current liabilities is non-collateralized and non-convertible loan.

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Global Equity International Inc. (GEI) is the parent Company of its 100% owned subsidiary called GEP Equity Holdings Limited (GEP EH). GEI also owned 100% shareholding of its subsidiary called Global Equity Partners Plc until the date it was sold pursuant to a stock purchase and debt assumption agreement on June 5, 2017. GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying financial statements include allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation of fixed assets, valuation allowance on deferred tax assets and equity valuations for non-cash equity grants.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

Cash & Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017 and at December 31, 2016 the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at June 30, 2017 and December 31, 2016.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

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

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in income statement. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the six months ended June 30, 2017.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

(Unaudited)

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

All revenues are generated from clients whose operations are based outside of the United States.

At June 30, 2017 and December 31, 2016, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2017	December 31, 2016

PDI	0.00%	91.74%
DUO	0.00%	8.26%
SCL	16.58%	0%
FAD	17.69%	0%
DHG	58.69%	0%
FET	7.04%	0%
	100%	100%

For the six months ended June 30, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2017	June 30, 2016

PDI	0%	27.97%
QFS	0%	45.02%
INSCX	0%	3.62%
GPL	0%	5.43%
UGA	0%	2.71%
DUO	0.46%	10.37%
EEC	12.19%	4.88%
SAC	46.16%	0%
SCL	4.62%	0%
TLF	5.93%	0%
FAD	10.46%	0%
AGL	1.88%	0%
DHG	16.33%	0%
FET	1.97%	0%
	100%	100%

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the six months ended June 30, 2017:

Balance, December 31, 2016	$200,000
New payments received during the period	-
Cash deferred revenue recognized as revenue during the period	(100,000)
Deferred revenue eliminated due to the stock purchase and debt assumption agreement (See Note 5)	(100,000)
Balance, June 30, 2017	$-

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

As at June 30, 2017 and December 31, 2016, the Company had common stock equivalents of 33,854,186 and 2,941,176 common shares respectively, in the form of fixed price convertible notes, which, if converted, would be dilutive. See Note 8(F). These common stock equivalents were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive due to the net losses.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2017	December 31, 2016
Level 1 –Marketable Securities – Recurring	$1,375,453	$-
Level 3 – Non-Marketable Securities – Non-recurring	$1,601,472	$3,085,322

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publically traded companies. The valuation of these securities is based on quoted prices in active markets.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

Changes in Level 1 marketable securities measured at fair value for the six months ended June 30, 2017 were as follows:

Balance, December 31, 2016	$-
Securities transferred from long term investments valued at cost	880,850
Unrealized gains (losses)	505,228
Sales and settlements during the period	(10,625)
Balance, June 30, 2017	$1,375,453

Non-Marketable Securities at Fair Value on a Non-Recurring Basis — Certain assets are measured at fair value on a nonrecurring basis. The level 3 position consist of investments accounted for under the cost method. The Level 3 position consists of investments in equity securities held in private companies.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2017 were as follows:

Balance, December 31, 2016	$3,085,322
Securities received for services during the period	-
Sales as part of stock purchase agreement (See Note 5)	(603,000)
Securities transferred to marketable securities	(880,850)
Impairment loss	-
Balance, June 30, 2017	$1,601,472

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the six months ended June 30, 2017, hence there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effects of ASU 2016-01 on its consolidated financial statements and disclosures.

Note 5 – Sale of Subsidiary

On June 5, 2017, the Company completed a corporate divestiture by entering into a Stock Purchase and Debt Assumption Agreement with a non-affiliate individual, pursuant to which the Company sold 100% of the issued and outstanding common stock of its wholly-owned subsidiary, Global Equity Partners Plc., to a citizen of the Republic of Thailand (acquirer). The consideration for the purchase of GEP by the acquirer was his assumption of all liabilities and indebtedness of GEP in the approximate amount of $626,052. No cash consideration was paid to the Company by the acquirer. Under the terms of the agreement, the acquirer also acquired portfolio of following investments in common shares of various companies owned by GEP:

Company	No. of Shares	Book value	Status
M1 Lux AG	2,000,000	$-	Private Company
Monkey Rock Group Inc.	1,500,000	-	Reporting Company – OTC
Voz Mobile Cloud Limited	3,200,000	-	Private Company
Arrow Cars International Inc.	3,000,000	3,000	Private Company
Direct Security Integration Inc.	400,000	-	Private Company
Primesite Developments Inc.	600,000	600,000	Private Company
	10,700,000	$603,000

The Company recorded a gain of $23,052 in connection with this transaction which is included in other income (expenses) in the Consolidated Statement of Operations for the three and six months ended June 30, 2017. The book values of assets sold and liabilities transferred are presented below:

Liabilities assumed by the purchaser
Accounts payable	$114,780
Deferred revenue	100,000
Accrued liabilities	184,656
Accrued interest	106,196
Note Payable	120,420
$626,052

Less: Assets transferred to the acquirer (as stated above)	$603,000

Net gain on sale of subsidiary	$23,052

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 6 – Investments

A.	Marketable Securities at Fair Value

During the six months ended June 30, 2017, one of the Company’s investments commenced trading on OTC Markets hence we reclassified this investment of 3,481,133 common shares amounting to $880,850 to marketable securities. During the six months ended June 30, 2017, the Company sold 42,500 common shares of this particular investment at various fair values recognizing a gain on sale of investment of $3,040. At June 30, 2017, the Company revalued the remaining 3,438,633 common shares at their quoted market price of $0.40 per share, $1,375,453; hence recording an unrealized gain of $505,228 into accumulated other comprehensive income, a component of equity.

B.	Investments at Cost

The Company, through its subsidiary GEP Equity Holdings Limited, holds following common equity securities in private and reporting companies as at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	-	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	-	-	1,500,000	-	Reporting Company – OTC
Voz Mobile Cloud Limited	-	-	3,200,000	-	Private Company
Arrow Cars International Inc.	-	-	3,000,000	3,000	Private Company
Direct Security Integration Inc.	-	-	400,000	-	Private Company
Primesite Developments Inc.	5,006,521	1,181,521	5,606,521	1,781,521	Private Company
Duo World Inc.	-	-	3,481,133	880,850	Reporting Company – OTC
Quartal Financial Solutions AG	2,271	419,365	2,271	419,365	Private Company
	5,008,792	$1,600,886	19,189,925	$3,084,736

The Company, through its subsidiary GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	136,600	$136	136,600	$136	Reporting Company – OTC
Primesite Developments Inc.	450,000	450	450,000	450	Private Company
	586,600	$586	586,600	$586

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

On June 5, 2017, the Company sold 10,700,000 common securities of different companies having a book value of $603,000 pursuant to the stock purchase and debt assumption agreement. (See Note 5). During the six months ended June 30, 2017, the Company also reclassified one of its investment in common shares as a short term investment valued at fair value. (See Note 6 (A))

At June 30, 2017, there were no identifiable events or changes in circumstances that had a significant adverse effect on the value of the long term investments; hence, no impairment is required as of June 30, 2017.

Note 7 – Fixed Assets

The following table reflects net book value of fixed assets as at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	Useful Life
Furniture and Equipment	$38,815	$38,815	3 to 5 years
Accumulated depreciation	$(34,175)	$(28,600)
Net fixed assets	$4,640	$10,215

Depreciation expense for the six months ended June 30, 2017 and June 30, 2016, was $5,575 and $5,715, respectively.

Note 8 – Debt & Accounts payable

(A)       Accounts Payable and other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Accrued salaries and benefits	$95,832	$89,184
Accounts payables	58,983	83,354
	$154,815	$172,538

(B)       Accrued Contingencies and Penalties

Following is a breakdown of accrued contingencies and penalties as at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Provision for potential damages - See Note 8(E)	$-	$184,656
Provision for late filing fee of 2013 and 2014 Tax return (see below)	5,000	10,492
Other	-	1,361
	$5,000	$196,509

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

At December 31, 2016, we accrued an IRS fine of $10,000 plus $492 of interest on account of a late filing of our 2013 IRS Form 5472 Tax Return. After appealing this fine to IRS Appeals Office, this fine of $10,492 was abated in full. We were further subjected to a fine of $10,000 on account of late filing fee of our 2014 IRS form 5472 Tax Return which was also reduced by 50% due to timely submission of subsequent year tax returns. Hence, we accrued $5,000 as a provision for late filing fee for 2014 IRS Form 5472 Tax Return.

(C)       Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Accrued salaries and benefits	$253,679	$52,587
Expenses payable	13,347	1,161
	$267,026	$53,748

(D)	Loans Payable – Related Parties

The Company received short term loans from one of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of June 30, 2017:

Balance, December 31, 2016	$-
Proceeds from loans	17,707
Repayments	-
Converted to common stock	-
Balance, June 30, 2017	$17,707

(E)	Notes payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at June 30, 2017:

Date of Note	Principal	Accrued Interest	Total payable
October 9, 2013	$-	$-	$-
October 17, 2013	319,598	160,402	$480,000
November 26, 2013	-	37,971	37,971
October 13, 2016	-	-	-
December 6, 2016	-	-	-

Balance, June 30, 2017	$319,598	$198,373	$517,971

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

●	On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five-month extension. This stock compensation was issued to the lender also on December 12, 2013. Total accrued interest as at December 31, 2016 was $106,196. The Company also accrued $184,656 provision for potential damages due to the litigation in the Dubai Courts as of December 31, 2016, which was included in “Accrued contingencies and penalties” in the accompanying consolidated balance sheet. (See Note 8(B)).

On June 5, 2017, a citizen of Republic of Thailand assumed the above principal loan amount of $120,420, accrued interest of $106,196 and accrued damages of $184,656 by way of a stock purchase and debt assumption agreement. Hence the Company’s liabilities in respect of this loan were transferred to the acquiring individual. (See Note 5)

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

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance $319,598 of as on December 31, 2015. The remaining installments totaling to $480,000, as per the amended agreement, have not been paid as of June 30, 2017.

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Interest repayment	(20,000)
Excess interest and monitoring fee gain	(660,578)
Balance at December 31, 2015	$480,000
Interest accrued during the year	-
Balance at December 31, 2016	$480,000
Interest accrued during the period	-
Balance at June 30, 2017	$480,000

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

●	On October 13, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the six months ended June 30, 2017, $2,917 of the debt issuance costs and $17,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs	35,000
Exchange of Note dated April 13, 2017 (See Note 8(F))	(135,000)

Balance at June 30, 2017	$-

●	On December 6, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the six months ended June 30, 2017, $4,167 of the debt issuance costs and $31,250 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Principal loan amount	$167,500
Original issue discount	(37,500)
Issuance costs	(5,000)
Amortization of OID and issuance costs	42,500
Exchange of Note dated June 5, 2017 (See Note 8(F))	(167,500)

Balance at June 30, 2017	$-

(F)	Fixed price convertible note payable

Following is the summary of all fixed price convertible notes, net of debt discount, including the accrued interest as at June 30, 2017:

Date of Note	Principal (net of debt discount)	Accrued Interest	Total Payable
July 1, 2016	$-	$-	$-
February 6, 2017	41,647	2,500	44,147
February 23, 2017	-	-	-
April 13, 2017	162,000	-	162,000
June 5, 2017	184,250	-	184,250

Balance, June 30, 2017	$387,897	$2,500	$390,397

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

June 30, 2017

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

During the six months ended June 30, 2017, the company amortized $20,647 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $18,353 as of June 30, 2017. The outstanding convertible note balance amounted to $60,000 as of June 30, 2017.

●	On August 25, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the six months ended June 30, 2017, $1,667 of the debt issuance costs and $12,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

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

June 30, 2017

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

On April 13, 2017, the note holder partially converted $67,125 of the note to the common shares of the Company at a conversion price of $0.006565 per share. This conversion price was less than the agreed fixed price of $0.017, due to the note entering into temporary default. As a result of this conversion, the Company issued 10,224,676 common shares to Mammoth Corporation and $66,527 was recognized as a loss on conversion of this note based on the fair value of the common shares totaling to $133,652.

On May 12, 2017, the note holder partially converted $33,562 of the note to the common shares of the Company at a conversion price of $0.00429 per share. This conversion price was less than the agreed fixed price of $0.017, due to the note entering into temporary default. As a result of this conversion, the Company issued 7,823,310 common shares to Mammoth Corporation and $54,981 was recognized as a loss on conversion of this note based on the fair value of the common shares totaling to $88,543.

On June 2, 2017, the note holder converted remaining balance of the note amounting to $33,563 to the common shares of the Company at a conversion price of $0.003575 per share. This conversion price was less than the agreed fixed price of $0.017, due to the note entering into temporary default. As a result of this conversion, the Company issued 9,388,252 common shares to Mammoth Corporation and $58,570 was recognized as a loss on conversion of this note based on the fair value of the common shares totaling to $92,133.

During the six months ended June 30, 2017, the company fully amortized $9,754 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $0 as of June 30, 2017.

●	On October 13, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the six months ended June 30, 2017, $2,917 of the debt issuance costs and $17,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

Subsequent to the six months ended June 30, 2017; on July 10, 2017, the note holder partially converted $23,400 of the note to the common shares of the Company at a conversion price of $0.00234 per share. This conversion price was less than the agreed fixed price of $0.012, due to the note entering into temporary default. As a result of this conversion, the Company issued 10,000,000 common shares to Mammoth Corporation and $31,395 was recognized as a loss on conversion of this note based on the 0.0039 per share fair value of the 8,050,000 excess common shares issued. (See Note 12)

●	On December 6, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the six months ended June 30, 2017, $4,167 of the debt issuance costs and $31,250 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated December 6, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated June 5, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of exchange was $0.0071. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on June 5, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated December 6, 2016 and $16,750 was recognized as loss on debt extinguishment.

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

June 30, 2017

(Unaudited)

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

(B)      Common Stock

During the six months ended June 30, 2017, the Company issued 38,614,798 common shares because of conversions of two convertible notes in following manner:

●	5,000,000 common shares were issued to Mammoth Corporation at a verbally agreed conversion price of $0.01 per share as a result of a partial conversion of a convertible note no. 1 amounting to $50,000. See Note 8(F)
●	6,178,560 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.0080925 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $50,000. See Note 8(F)
●	10,224,676 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.006565 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $67,125 with the common shares valued at their fair value of $133,652 based on the quoted trading price. See Note 8(F)
●	7,823,310 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00429 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $33,562 with the common shares valued at their fair value of $88,543 based on the quoted trading price. See Note 8(F)
●	9,388,252 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.003575 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $33,563 with the common shares valued at their fair value of $92,133 based on the quoted trading price. See Note 8(F)

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 10 – Related Party Transactions

At June 30, 2017, there were accounts payable, short-term loans payable and accrued liabilities due to related parties (See Note 8(C & D)).

Note 11 – Commitments and contingencies

Contingencies

●	On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a for a five-month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. At March 31, 2017, the Company was in litigation, in the courts of Dubai, regarding the Able Foundation loan.

The plaintiff, the Able Foundation, was requesting a settlement of $411,272, which was the $226,616 owed by the Company at that time, and an additional $184,656 accrued in 2015 as a provision for potential damages (see Note 8(E)).

On June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Al Safar & Partners. At March 31, 2017, there was a judgment against the Company (the defendant) for the recovery of $411,272.

During 2015 and 2016, the Company’s Dubai lawyers, Al Safar & Partners, had appealed this judgment various times based on the fact that they believed from a legal stand point that:

1)	the Company (the defendant) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem”.
2)	there is no legal existence of Global Equity Partners Plc. in Dubai, as it is a Republic of Seychelles corporation; hence, the Courts of Dubai have no jurisdiction in the matter.

All prior appeals were rejected by the Dubai Courts, however a new appeal against the formal execution of this judgement was filed in September 2016.

On June 5, 2017, a citizen of Republic of Thailand assumed the above total amount of $411,272 by way of a stock purchase and debt assumption agreement, hence the Company’s liability and respective litigation in respect of this loan was transferred to the acquiring individual (See Note 5).

Aside from the above matter, we are not subject to any other pending or threatened litigation.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

●	From time to time, we may be involved in litigation or disputes relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, we were in dispute with a former client regarding certain payments that we made on behalf of this former client. On June 5, 2017, the underlying deferred revenue liability was transferred to the acquiring individual as part of the stock purchase and debt assumption agreement. (See Note 5)

Commitments

●	On October 7, 2015, the Company renewed its rent agreement for its head office at Dubai for a further period of two years amounting to a rental of $31,850 per annum for the first year (from November 2015 until October 2016) and $35,035 for the second year (from November 2016 until October 2017). This agreement is further renewable for a period of one year at 5% higher than the current rent.

Note 12 – Subsequent events

●	On July 10, 2017, Mammoth Corporation partially converted $23,400 of the third note to the common shares of the Company at a conversion price of $0.00234 per share. This conversion price was less than the agreed fixed price of $0.012, due to the note entering into temporary default. As a result of this conversion, the Company issued 10,000,000 common shares to Mammoth Corporation and $31,395 was recognized as a loss on conversion of this note based on the 0.0039 per share fair value of the 8,050,000 excess common shares issued (See Note 8(F)).

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

Our MD&A is comprised of the following sections:

A.	Critical accounting estimates and policies

B.	Business Overview

C.	Results of operations for the three months ended June 30, 2017 and June 30, 2016

D.	Results of operations for the six months ended June 30, 2017 and June 30, 2016

E.	Financial condition as at June 30, 2017 and December 31, 2016

F.	Liquidity and capital resources

G.	Business development

A.	Critical accounting estimates and policies:

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

On June 5, 2017, the Company sold 100% of the common shares of GEP to a non-affiliated third party in consideration of the third party’s assumption of all liabilities and indebtedness of GEP in the approximate amount of $626,052. No cash consideration was paid to GEI by such third party.

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

C.	Results of operations for the three months ended June 30, 2017 and June 30, 2016:

The Company had revenues amounting to $109,926 and $261,723, for the three months ended June 30, 2017 and 2016, respectively.

	June 30, 2017	June 30, 2016	Changes

Revenue	$109,926	$261,723	$(151,797)
	$109,926	$261,723	$(151,797)

During the three months ended June 30, 2017, total revenue was reduced by $151,797 when compared to the same period ended on June 30, 2016. The reason for this reduction was due to the fact that management decided to concentrate on its current clients instead of signing up new clients and over stretch its bandwidth. The other reason for not taking on any new clients was that management has been concentrating on implementing its growth by acquisition model.

The following is the breakdown of total revenue for the three months ended June 30, 2017 amounted to $109,726:

a)	$9,726 was recognized as revenue for certain minor services rendered to different clients.

b)	$100,000 was recognized as revenue from deferred revenue as we performed related services to the client against payments received in prior periods.

For the three months ended June 30, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2017	June 30, 2016

DUO	0%	43.79%
UGA	0%	11.46%
QFS	0%	15.75%
GPL	0%	19.10%
EEC	0%	10.08%
SAC	90.97%	0%
FAD	5.17%	0%
FET	3.86%	0%
	100%	100%

The total operating expenditures amounted to $267,363 and $358,204, for the three months ending on June 30, 2017 and 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2017	June 30, 2016	Changes

General and administrative expenses	$42,165	$48,369	$(6,204)
Salaries	174,162	195,729	(21,567)
Professional services	28,248	111,239	(82,991)
Depreciation	2,788	2,867	(79)
Bad debt expense	20,000	-	20,000
Total operating expenses	$267,363	$358,204	$(90,841)

During the three months ended June 30, 2017, total operating expenses were reduced by $90,841 from the previous three months ending on June 30, 2016. The reason for this decrease is mainly due to a decrease in professional services rendered to our Company that are directly linked with revenue generating activities.

The losses from operations for the three months ended June 30, 2017 and 2016, were $157,437 and $96,481, respectively.

The Company´s other income and (expenses) for the three months ended June 30, 2017 and 2016, were $(225,858) and $(64,325), respectively.

	June 30, 2017	June 30, 2016	Changes
Interest expense	$(1,500)	$-	$(1,500)
Amortization of debt discount	(36,308)	(11,667)	(24,641)
Gain on conversion of accrued salaries into common stock	-	4,395	(4,395)
Gain on sale of subsidiary	23,052	-	23,052
Gain on sale of marketable securities	3,040	-	3,040
Loss on conversion of notes into common stock	(180,078)	-	(180,078)
Loss on extinguishment of debt and other liabilities	(33,960)	(57,830)	23,870
Exchange rate gain / (loss)	(104)	777	(881)
Total other income (expenses)	$(225,858)	$(64,325)	$(161,533)

Our total other expenses were increased due to the fact that the Company amortized more debt discount on its debt as compared to prior three months ended June 30, 2016. Also, there were a few common stock conversions of fixed price convertible debt at a price less than the contractual price due to a temporary default clause, that resulted in loss on conversion of notes into common stock of $180,078 during the three months ended June 30, 2017. There was no such loss recorded during the three months ended June 30, 2016. Gain on sale of subsidiary amounting to $23,052 represents the gain arising due the assumption of GEP’s liabilities amounting to $626,052 against its assets of $603,000 by a non-affiliated third party under a stock purchase and debt assumption agreement dated June 5, 2017.

The net losses for the three months ended June 30, 2017 and 2016 were $383,295 and $160,806, respectively.

The comprehensive income / (loss) for the three months ended June 30, 2017 and 2016 were $121,933 and $(160,806), respectively. The Company’s other comprehensive income include an unrealized fair value gain on available for sale marketable securities amounting to $505,228 which was recognized during the three months ended June 30, 2017 while revaluing the existing common stock of a reporting entity, held by the Company as at June 30, 2017.

The Company had 413,090,573 and 795,015,973 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively. The weighted average number of shares for the three months ended June 30, 2017 and June 30, 2016, was 401,519,587 and 782,216,522, respectively. Net loss per share for both periods was $(0.00) and $(0.00), respectively.

D.	Results of operations for the six months ended June 30, 2017 and June 30, 2016:

The Company had revenues amounting to $216,639 and $1,105,251, for the six months ended June 30, 2017 and 2016, respectively.

	June 30, 2017	June 30, 2016	Changes

Revenue	$216,639	$1,105,251	$(888,612)
	$216,639	$1,105,251	$(888,612)

The total revenue reduced by $888,612 due to the fact that we received $419,365 in equity securities in a private company in exchange for services performed during the comparative six months ended June 30, 2016. Also, during comparative six months ended June 30, 2016, $276,630 was recognized as revenue from deferred revenue against equity securities received in prior quarters. During the six months ended June 30, 2017, we didn’t receive any such equity securities which resulted in a decrease in revenues when compared to six months ended June 30, 2016. The other reason for not taking on any new clients was that management has been concentrating on implementing its growth by acquisition model.

The following is the breakdown of total revenue for the six months ended June 30, 2017, which amounted to $216,639:

a)	$56,340 was received in cash for services performed to different clients.

b)	$60,299 was recognized as revenue for services rendered to different clients, which amount was receivable as at June 30, 2017.

c)	$100,000 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

For the six months ended June 30, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2017	June 30, 2016

DUO	0.46%	10.37%
PDI	0%	27.97%
QFS	0%	45.02%
INSCX	0%	3.62%
GPL	0%	5.43%
UGA	0%	2.71%
EEC	12.19%	4.88%
SAC	46.16%	0%
SCL	4.62%	0%
TLF	5.93%	0%
FAD	10.46%	0%
AGL	1.88%	0%
DHG	16.33%	0%
FET	1.97%	0%
	100%	100%

The total operating expenditures amounted to $578,144 and $677,266, for the six months ending on June 30, 2017 and 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2017	June 30, 2016	Changes
General and administrative expenses	$97,841	$104,649	$(6,808)
Salaries	373,366	391,509	(18,143)
Professional services	81,362	175,393	(94,031)
Depreciation	5,575	5,715	(140)
Bad debt expense	20,000	-	20,000
Total operating expenses	$578,144	$677,266	$(99,122)

During the six months ended June 30, 2017, total operating expenses were reduced by $99,122 from the previous six months ending on June 30, 2016. The reason for this decrease is mainly due to a decrease in professional services rendered to our Company that are directly linked with revenue generating activities.

(Loss) / income from operations for the six months ended June 30, 2017 and 2016, was $(361,505) and $427,985, respectively.

The Company´s other income and (expenses) for the six months ended June 30, 2017 and 2016, were $(390,806) and $(101,049), respectively.

	June 30, 2017	June 30, 2016	Changes
Interest expense	$(2,500)	$-	$(2,500)
Amortization of debt discount	(103,048)	(23,334)	(79,714)
Gain on conversion of accrued salaries into common stock	-	4,395	(4,395)
Gain on transfer of preferred stock	-	1,454	(1,454)
Gain on sale of subsidiary	23,052	-	23,052
Gain on sale of marketable securities	3,040	-	3,040
Loss on conversion of notes into common stock	(259,707)	-	(259,707)
Loss on extinguishment of debt and other liabilities	(51,261)	(82,949)	31,688
Exchange rate loss	(382)	(615)	233
Total other income (expenses)	$(390,806)	$(101,049)	$(289,757)

Our total other expenses were increased due to the fact that the Company amortized more debt discount on its debt as compared to prior three months ended June 30, 2016. Also, there were a few common stock conversions of fixed price convertible debt at a price less than the contractual price, that resulted in loss on conversion of notes into common stock of $259,707 during the six months ended June 30, 2017. There was no such loss recorded during the six months ended June 30, 2016. Gain on sale of subsidiary amounting to $23,052 represents the gain arising due the assumption of GEP’s liabilities amounting to $626,052 against its assets of $603,000 by a non-affiliated third party under a stock purchase and debt assumption agreement dated June 5, 2017.

The net (loss) / income for the six months ended June 30, 2017 and 2016 were $(752,311) and $326,936, respectively.

The comprehensive (loss) / income for the six months ended June 30, 2017 and 2016 were $(247,083) and $326,936, respectively. The Company’s other comprehensive income include an unrealized fair value gain on available for sale marketable securities amounting to $505,228 which was recognized during the six months ended June 30, 2017 while revaluing the existing common stock of a reporting entity, held by the Company as at June 30, 2017.

The Company had 413,090,573 and 795,015,973 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively. The weighted average number of shares for the six months ended June 30, 2017 and June 30, 2016 was 389,749,381 and 779,196,742, respectively. The net (loss) / income per share for both periods was $(0.00) and $0.00, respectively.

E.	Financial condition as at June 30, 2017 and December 31, 2016:

Assets:

The Company reported total assets of $3,062,252 and $3,228,442 as of June 30, 2017 and December 31, 2016, respectively. These mainly include our investment in securities of our clients that we received as part of our consulting fees. We had investments at cost of $1,601,472 and $3,085,322 as at June 30, 2017 and December 31, 2016, respectively. There was a decline in these investments amounting to $1,483,850 because the Company sold 10,700,000 common securities of different companies having a book value of $603,000 pursuant to the stock purchase and debt assumption agreement during the six months ended June 30, 2017. In addition, one of the Company’s investments commenced trading on OTC Markets; hence, we reclassified this investment with a $880,850 cost basis into marketable securities valued at fair market value. Our fixed assets include office equipment having a net book value of $4,640 and $10,215 as at June 30, 2017 and December 31, 2016, respectively. Furthermore, our current assets at December 31, 2016 totaled $132,905 and at June 30, 2017, these current assets amounted to $1,456,140 comprised of cash of $5,537, accounts receivable of $60,299, prepaid and other current assets of $14,851 and marketable securities valued at fair value of $1,375,453.

Liabilities:

Our current liabilities at December 31, 2016 totaled $1,814,735. At June 30, 2017, the Company reported its current liabilities amounting to $1,352,916, which represents a decrease of 25%. This reduction was mainly due to the sale of one of our subsidiaries pursuant to a stock purchase and debt assumption agreement whereby a non-affiliated third party assumed all liabilities and indebtedness of the subsidiary sold that amounted to $626,052. All of our liabilities reported at June 30, 2017 are current and mainly include third party debt which is due to various lenders, payables to related parties on account of accrued salaries, expenses and short term loans and also our, day to day, operational creditors.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at June 30, 2017:

Date of Note	Total Debt	Remarks
October 17, 2013	480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
February 6, 2017	44,147	Fixed price convertible and non-collateralized
April 13, 2017	162,000	Fixed price convertible and non-collateralized
June 5, 2017	184,250	Fixed price convertible and non-collateralized
Balance, June 30, 2017	$908,368

Stockholder’s Equity:

At December 31, 2016, the Company had stockholders´ equity of $1,413,707. At June 30, 2017, the Company had stockholders´ equity of $1,709,336, which represents an increase of 21%. We reported accumulated other comprehensive income of $505,228 and $0 as at June 30, 2017 and December 31, 2016, respectively. This represented the unrealized fair value gain on available for sale marketable securities which was recorded while revaluing the existing common stock of a reporting entity held by the Company as at June 30, 2017.

The Company had 413,090,573 and 374,475,775 common shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively. The Company also had issued and outstanding 45,000,000 Series “B” convertible preferred shares as at June 30, 2017 and December 31, 2016.

F.	Liquidity and capital resources:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a loss from operations of $361,505, total other expenses amounting to $390,806 and net loss of $752,311 for the six months ended June 30, 2017.

The Company had $5,537 in cash; net cash used in operations of $138,693 for the six months ended June 30, 2017; working capital of $103,224 and stockholders´ equity of $1,709,336 as of June 30, 2017. It is management’s opinion that some of these factors may raise substantial doubt about the Company´s ability to continue as a going concern.

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

Over the next 12 months, we intend to acquire several licensed financial advisory firms in U.K., Singapore and Hong Kong. The possible targets have been identified. The acquisitions will form part of a new subsidiary we intend to establish in the relevant territory. These acquisitions would be, in essence, the acquisition of substantial recurring and non-recurring revenues. To date, we have a verbal agreement with a UK based Financial Partner to provide us, through a Luxembourg SICAV fund, with a minimum of 2,000,000 Great Britain Pounds (approximate USD equivalent of $2,560,000) of long term financing. During the month of August, we expect the financing to go to contract. This funding will allow the Company to execute its plan to grow by acquiring all or some of these licensed financial advisory firms and also repay our two outstanding convertible loan notes.

Any short fall in our projected operating revenues will be covered by:

●	The cash retainer fees and cash success fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving short term loans from one or more of our directors even though at the present time, we do not have verbal or written commitments from any of our directors to lend us money.

●	Receiving loans from third party lenders and/ or investors.

●	Liquidating (selling), when necessary, part or all of our investments and/or Marketable Securities.

It is important to note that the largest debt stated on our current liabilities is non-collateralized and non-convertible loan. The Company has not granted any form of guarantee to these lenders nor can the loans become convertible into Common Shares at any point in time.

Finally, the Company´s HR Consultancy Business in Dubai, “Kingsman James” has commenced to invoice clients on a regular basis.

G.	Business development:

To date, we have 10 clients under contract that we deem to be active and are either seeking to list their shares on an Exchange or seeking funding for acquisition and growth:

	Client:	Sector:	Primary Location:

1	VT Hydrocarbon Holdings (Pte.) Limited	LNG Gas storage	Singapore & Jordan
2	Primesite Developments Limited	Residential and Commercial Development	United Kingdom
3	Hoqool Petroleum	Natural Resources	United Arab Emirates
4	Quartal Financial Solutions AG	Financial Technology	Switzerland
5	Granite Power Limited	Renewable Energy	Australia
6	Majestic Wealth Limited	Property Development	Cyprus
7	The Stakis Collection Limited	Hospitality Sector	United Kingdom
8	Teralight FZ LLC	Telecommunications Industry	United Arab Emirates
9	Blackstone Natural Resources BV	Natural Resources	British Virgin Islands
10	Kognisant Limited	Information Technology	United Kingdom

Our specific plan of operations and milestones through June 2018 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by various firms and institutions based in the Middle East, South East Asia, Europe and the U.S.

We intend to develop relationships with new “introducers” to potential new business for the Company during the next 12 months.

2)	ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER ADMINISTRATION

Within 2017, we intend to acquire two licensed financial advisory firms in the U.K. as we entered into and agreed to “Heads of Terms” with these U.K. Advisory Firms in early June 2017

Within the next 12 months, we intend to acquire at least two South East Asian Advisory Firms and a further two Advisory Firms based in the U.K. We currently have various target acquisitions identified. Each acquisition will form part of a new subsidiary we intend to establish in the relevant territories.

3)	REBRANDING OF OUR ENTIRE CORPORATE STRUCTURE

During 2017, we intend to rebrand our business and analyze our entire corporate structure. We will adapt a new brand for all finance related companies that will carry through each subsidiary with a uniform image and examine the structure we currently operate to ensure its efficiency as we add new subsidiary companies. The reporting structures of each subsidiary will also be examined for maximum effect.

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

7)	OPEN A NEW OFFICE IN THE UNITED KINGDOM

Due to our growing U.K. and Central European based clientele and also due to our plan to acquire a certain number of U.K. based financial advisory firms with funds under management, we plan to open a new U.K. based office during 2017.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) and issued 10,000 restricted shares of common stock to the lender, The Able Foundation, on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 restricted shares of common stock in consideration for a for a five-month extension on the loan. This stock compensation was issued to the lender also on December 12, 2013. At March 31, 2017, the Company was in litigation, in the courts of Dubai, regarding the Able Foundation loan.

The plaintiff, the Able Foundation, was requesting a settlement of $411,272, which was the $226,616 owed by the Company at that time, and an additional $184,656 accrued in 2015 as a provision for potential damages.

On June 1, 2015, the Company (the defendant) retained the legal services of a Dubai based law firm called Al Safar & Partners. At March 31, 2017, there was a judgment against the Company (the defendant) for the recovery of $411,272.

During 2015 and 2016, the Company’s Dubai lawyers, Al Safar & Partners, had appealed this judgment various times based on the fact that they believed from a legal stand point that:

1)	the Company (the defendant) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem”.

2)	there is no legal existence of Global Equity Partners Plc. in Dubai, as it is a Republic of Seychelles corporation; hence, the Courts of Dubai have no jurisdiction in the matter.

All prior appeals were rejected by the Dubai Courts, however a new appeal against the formal execution of this judgement was filed in September 2016.

On June 5, 2017, a citizen of Republic of Thailand assumed the above mentioned debt amounting to $411,272 by way of a Stock Purchase and Debt Assumption agreement, hence the Company’s liability and respective litigation in respect of this loan was contractually transferred to the acquiring individual.

Aside from the above matter, we are not subject to any other pending or threatened litigation.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2017, the Company issued 5,000,000 common shares valued at an agreed value of $0.01 per share or $50,000 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On March 28, 2017, the Company issued 6,178,560 common shares valued at an agreed value of $0.0080925 per share or $50,000 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On April 13, 2017, the Company issued 10,224,676 common shares valued at an agreed value of $0.006565 per share or $67,125 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On May 12, 2017, the Company issued 7,823,310 common shares valued at an agreed value of $0.00429 per share or $33,562 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On June 2, 2017, the Company issued 9,388,252 common shares valued at an agreed value of $0.003575 per share or $33,563 to Mammoth Corporation upon conversion of remaining portion of a convertible promissory note.

On July 10, 2017, the Company issued 10,000,000 common shares valued at an agreed value of $0.00234 per share or $23,400 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of regulation S-K

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: August 4, 2017	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

