Form 10-Q
period 2017-09-30
GLOBAL EQUITY INTERNATIONAL INC
filed 2017-11-13
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2017, there were 473,090,573 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2017

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – September 30, 2017 (unaudited) and December 31, 2016	F-2

Consolidated Statements of Operations and Comprehensive Income (loss) for the three and nine months ended September 30, 2017 and September 30, 2016 (unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 (unaudited)	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5 – F-27

Global Equity International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash & cash equivalents	$11,468	$66,523
Accounts receivable	800	21,800
Marketable securities at fair value	2,536,675	-
Prepaids	4,967	35,788
Other current assets	6,615	8,794
Total current assets	2,560,525	132,905

Investments at cost	419,501	3,085,322

Fixed assets, net	2,654	10,215

Total assets	$2,982,680	$3,228,442

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$132,641	$172,538
Accrued contingencies and penalties	5,000	196,509
Accounts payable and accrued liabilities - related parties	144,610	53,748
Deferred revenue	-	200,000
Accrued interest	202,373	304,569
Notes payable - net of discount of $0 and $70,000, respectively	319,598	840,018
Fixed price convertible notes payable - net of discount of $10,217 and $2,647, respectively	374,933	47,353
Total current liabilities	1,179,155	1,814,735

Total liabilities	$1,179,155	$1,814,735

Commitments and contingencies (Note 11)

Stockholders’ Equity

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 2,400,000 and 0 shares issued and outstanding, respectively.	2,400	-
Common stock: 950,000,000 shares authorized; $0.001 par value: 453,090,573 and 374,475,775 shares issued and outstanding, respectively.	453,091	374,476
Additional paid in capital	9,108,319	8,197,449
Accumulated deficit	(9,494,295)	(7,203,218)
Accumulated other comprehensive income	1,689,010	-
Total stockholders’ equity	1,803,525	1,413,707

Total liabilities and stockholders’ equity	$2,982,680	$3,228,442

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiaries

Consolidated Statement of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2017 and September 30, 2016 (Unaudited)

	For the three months ended,		For the nine months ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$9,750	$306,962	$226,389	$1,412,213

General and administrative expenses	25,781	32,735	123,621	137,382
Salaries	162,386	240,930	535,752	632,439
Professional services	19,923	41,359	101,285	216,753
Depreciation	3,187	2,873	8,762	8,587
Bad debt expense	45,386	-	65,386	-
Total operating expenses	256,663	317,897	834,806	995,161

(Loss) / income from operations	$(246,913)	$(10,935)	$(608,417)	$417,052

Other income (expenses):
Interest expense	(1,500)	-	(4,000)	-
Amortization of debt discount	(14,635)	(39,531)	(117,683)	(62,865)
Loss on conversion of accrued salaries and accounts payable into common stock	-	(5,492)	-	(1,097)
Gain on transfer of preferred stock	-	-	-	1,454
Gain on sale of subsidiary	-	-	23,052	-
Gain on sale of marketable securities	15,811	-	18,851	-
Impairment loss on investments at cost	(1,181,971)	-	(1,181,971)	-
Loss on conversion of notes into common stock	(131,578)	-	(391,285)	-
Gain / (loss) on extinguishment of debt and other liabilities	22,375	(8,865)	(28,886)	(91,814)
Exchange rate gain / (loss)	(359)	(307)	(742)	(922)
Total other income (expenses)	(1,291,857)	(54,195)	(1,682,664)	(155,244)

Net (loss) / income	$(1,538,770)	$(65,130)	$(2,291,081)	$261,808

Net (loss) income per common share - basic & diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic	432,760,903	795,548,582	419,266,295	784,687,141
Weighted average number of common shares outstanding - diluted	432,760,903	795,548,582	419,266,295	790,795,964

Comprehensive income (loss):
Unrealized fair value gain on available for sale marketable securities	1,183,782	-	1,689,010	-
Net (loss) / income	(1,538,770)	(65,130)	(2,291,081)	261,808
Comprehensive (loss) income	$(354,988)	$(65,130)	$(602,071)	$261,808

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International Inc. And Subsidiaries

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2017 and September 30, 2016 (Unaudited)

	September 30, 2017	September 30, 2016

Cash flows from operating activities
Net (loss) / income	$(2,291,081)	$261,808

Adjustments to reconcile net (loss) / income to net cash used in operating activities
Depreciation	8,762	8,587
Securities received as payment for services and deferred securities recorded as revenues	-	(730,595)
Securities paid for services	-	20,568
Gain on transfer of preferred stock	-	(1,454)
Amortization of debt discount	117,683	62,865
Loss on extinguishment of debt and other liabilities	28,886	91,814
Gain on conversion of accrued salaries and accounts payable into common stock	-	1,097
Loss on conversion of loan notes into common stock	391,285	-
Gain on sale of subsidiary	(23,052)	-
Gain on sale of marketable securities	(18,851)	-
Impairment loss on investments at cost	1,181,971	-
Bad debt expense	65,386	-

Changes in operating assets and liabilities:
Accounts receivable	(44,386)	(51,962)
Marketable securities at fair value	52,035	-
Prepaids	30,821	43,591
Other current assets	1,628	(812)
Accounts payable and accrued liabilities	101,558	80,911
Accrued contingencies and penalties	(1,361)	-
Accounts payable and accrued liabilities - related parties	330,862	299,421
Deferred revenue	(100,000)	(337,500)
Accrued interest	4,000	-

Net cash used in operating activities:	$(163,854)	$(251,661)

Cash Flows used in investing activities:
Office furniture and equipment, net	(1,201)	(451)

Net cash used in investing activities	$(1,201)	$(451)

Cash flows from financing activities:
Proceeds from loans - related parties	17,707	8,974
Repayment of loans - related parties	(17,707)	(8,974)
Proceeds from notes payable	110,000	225,000

Net cash provided by financing activities	$110,000	$225,000

Net decrease in cash	$(55,055)	$(27,112)

Cash at Beginning of Period	$66,523	$42,163

Cash at End of Period	$11,468	$15,051

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable and interest converted into shares	$311,850	$59,500
Debt discount and issuance costs recorded on notes payable	$55,254	$103,444
Accounts payable and accrued salaries settled in shares	$240,000	$529,915

The accompanying notes are an integral part of these consolidated financial statements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 1 - Organization and Nature of Operations

Global Equity International Inc. (the “Company” or “GEI”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. On November 15, 2010, GEP executed a reverse recapitalization with GEI. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, GEI incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEP EH”), under the laws of the Republic of Seychelles. On March 14, 2017, the Company´s board of directors unanimously voted to transfer the ownership of GE Professionals DMCC (Dubai) to GEP EH. On June 5, 2017, the Company sold 100% of the issued and outstanding common stock of GEP to a citizen of the Republic of Thailand by entering into a Stock Purchase and Debt Assumption Agreement (See Note 5).

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2016. The interim results for the period ended September 30, 2017 are not necessarily indicative of results for the full fiscal year.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,538,770 and $2,291,081 for the three and nine months ended September 30, 2017 respectively, net cash used by operations of $163,854 for the nine months ended September 30, 2017; and had a working capital of $1,381,370 and stockholders´ equity of $1,803,525 as of September 30, 2017. It is management’s opinion that some of these factors may raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report.

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients, and

b)	Consummating and executing current engagements.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

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

Cash & Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and at December 31, 2016, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at September 30, 2017 and December 31, 2016. However, there were direct write offs of $65,386 during the nine months ended September 30, 2017.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s Dubai subsidiary is the Arab Emirates Dirham (AED). All foreign currency balances and transactions are translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss)”. Since the AED is pegged to the U.S. dollar, translation gains and losses are always De Minimis. Gains and losses resulting from foreign currency transactions are included in the non-operating income or expenses of the statement of operations.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded a permanent impairment of $1,181,971 during the nine months ended September 30, 2017.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

Fixed Assets

Fixed assets are stated at cost of acquisition less accumulated depreciation. Depreciation is provided based on estimated useful lives of the assets. Cost of improvements that substantially extend the useful lives of assets are capitalized. Repairs and maintenance expenses are charged to expense when incurred. In case of sale or disposal of an asset, the cost and related accumulated depreciation are removed from the consolidated financial statements.

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

September 30, 2017

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

All revenues are generated from clients whose operations are based outside of the United States. For the nine months ended September 30, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	Location	September 30, 2017	September 30, 2016

UNI	United Kingdom	0%	13.10%
PDI	United Kingdom	0%	21.89%
QFS	Switzerland	0%	37.89%
INSCX	United Kingdom	0%	2.83%
GPL	Australia	0%	4.25%
UGA	Norway	0%	4.25%
SCL	United Kingdom	4.42%	1.42%
DUO	Sri Lanka	1.33%	8.11%
EEC	United Arab Emirates	11.66%	5.90%
TLF	United Arab Emirates	5.68%	0.35%
SAC	United Kingdom and Norway	44.17%	0%
FAD	Saudi Arabia	10.00%	0%
AGL	United Arab Emirates	1.80%	0%
DHG	United Arab Emirates	15.63%	0%
FAT	United Arab Emirates	1.88%	0%
VME	Oman	1.91%	0%
OCS	Thailand	1.52%	0%
		100%	100%

At September 30, 2017 and December 31, 2016, the Company had the following concentrations of accounts receivables with customers:

Customer	September 30, 2017	December 31, 2016

PDI	0%	91.74%
DUO	100%	8.26%
	100%	100%

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the nine months ended September 30, 2017:

Balance, December 31, 2016	$200,000
New payments received during the period	-
Cash deferred revenue recognized as revenue during the period	(100,000)
Deferred revenue eliminated due to the stock purchase and debt assumption agreement (See Note 5)	(100,000)
Balance, September 30, 2017	$-

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

As at September 30, 2017 and December 31, 2016, the Company had common stock equivalents of 32,095,853 and 2,941,176 common shares respectively, in the form of fixed price convertible notes, which, if converted, would be dilutive. See Note 8(F). These common stock equivalents were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive due to the net losses.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2017	December 31, 2016
Level 1 –Marketable Securities – Recurring	$2,536,675	$-
Level 3 – Non-Marketable Securities – Non-recurring	$419,501	$3,085,322

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publically traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 marketable securities measured at fair value for the nine months ended September 30, 2017 were as follows:

Balance, December 31, 2016	$-
Securities transferred from long term investments valued at cost	880,850
Unrealized gains (losses)	1,689,010
Sales and settlements during the period	(33,185)
Balance, September 30, 2017	$2,536,675

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2017 were as follows:

Balance, December 31, 2016	$3,085,322
Securities received for services during the period	-
Sales as part of stock purchase agreement (See Note 5)	(603,000)
Securities transferred to marketable securities	(880,850)
Impairment loss	(1,181,971)
Balance, September 30, 2017	$419,501

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements other than discussed below:

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the nine months ended September 30, 2017, hence there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

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

September 30, 2017

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

The Company recorded a gain of $23,052 in connection with this transaction which is included in other income (expenses) in the Consolidated Statement of Operations for the three and nine months ended September 30, 2017. The book values of assets sold and liabilities transferred are presented below:

Liabilities assumed by the purchaser
Accounts payable	$114,780
Deferred revenue	100,000
Accrued liabilities	184,656
Accrued interest	106,196
Note Payable	120,420
$626,052

Less: Assets transferred to the acquirer (as stated above)	$603,000

Net gain on sale of subsidiary	$23,052

Note 6 – Investments

A.	Marketable Securities at Fair Value

During the nine months ended September 30, 2017, one of the Company’s investments commenced trading on OTC Markets; hence, we reclassified this investment of 3,481,133 common shares amounting to $880,850 to marketable securities. During the nine months ended September 30, 2017, the Company sold 98,900 common shares of this particular investment at various fair values recognizing a gain on sale of investment of $18,851. At September 30, 2017, the Company revalued the remaining 3,382,233 common shares at their quoted market price of $0.75 per share, $2,536,675; hence, recording an unrealized gain of $1,689,010 into accumulated other comprehensive income, a component of equity.

B.	Investments at Cost

The Company, through its subsidiary GEP Equity Holdings Limited, holds following common equity securities in private and reporting companies as at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	-	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	-	-	1,500,000	-	Reporting Company – OTC
Voz Mobile Cloud Limited	-	-	3,200,000	-	Private Company
Arrow Cars International Inc.	-	-	3,000,000	3,000	Private Company
Direct Security Integration Inc.	-	-	400,000	-	Private Company
Primesite Developments Inc.	5,006,521	-	5,606,521	1,781,521	Private Company
Duo World Inc.	-	-	3,481,133	880,850	Reporting Company – OTC
Quartal Financial Solutions AG	2,271	419,365	2,271	419,365	Private Company
	5,008,792	$419,365	19,189,925	$3,084,736

The Company, through its subsidiary GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	136,600	$136	136,600	$136	Reporting Company – OTC
Primesite Developments Inc.	450,000	-	450,000	450	Private Company
	586,600	$136	586,600	$586

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

On June 5, 2017, the Company sold 10,700,000 common securities of different companies having a book value of $603,000 pursuant to the stock purchase and debt assumption agreement. (See Note 5). During the nine months ended September 30, 2017, the Company also reclassified one of its investments in common shares as a short term investment valued at fair value. (See Note 6 (A))

At September 30, 2017, out of prudence, management decided to fully impair the investment in Primesite´s common and preferred stock amounting to $1,181,971 due to the fact that Primesite´s management has proven non-responsive during the entire third quarter of 2017.

Note 7 – Fixed Assets

The following table reflects net book value of fixed assets as at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	Useful Life
Furniture and Equipment	$40,016	$38,815	3 to 5 years
Accumulated depreciation	$(37,362)	$(28,600)
Net fixed assets	$2,654	$10,215

Depreciation expense for the nine months ended September 30, 2017 and September 30, 2016, was $8,762 and $8,587, respectively.

Note 8 – Debt & Accounts payable

(A)Accounts Payable and other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Accrued salaries and benefits	$83,365	$89,184
Accounts payable	49,276	83,354
	$132,641	$172,538

(B)Accrued Contingencies and Penalties

Following is a breakdown of accrued contingencies and penalties as at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Provision for potential damages - See Note 8(E)	$-	$184,656
Provision for late filing fee of 2013 and 2014 Tax return (see below)	5,000	10,492
Other	-	1,361
	$5,000	$196,509

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

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

(C)Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued liabilities to related parties as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Accrued salaries and benefits	$141,927	$52,587
Expenses payable	2,683	1,161
	$144,610	$53,748

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $240,000 to the series “C” preferred stock at par value of $0.001 per share. (See Note 9(A)). As a result of this conversion, the Company issued following series “C” preferred stock to its officers and directors:

●	1,000,000 series “C” preferred shares to the Company´s CEO, having a par value of $0.001 per share or $1,000 for his accrued salary balance of $100,000.

●	1,000,000 series “C” preferred shares to the Company´s CFO, having a par value of $0.001 per share or $1,000 for his accrued salary balance of $100,000, and

●	400,000 series “C” preferred shares to the Company´s managing director, having a par value of $0.001 per share or $400 for his accrued salary balance of $40,000.

(D)Loans Payable – Related Parties

The Company received short term loans from one of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of September 30, 2017:

Balance, December 31, 2016	$-
Proceeds from loans	17,707
Repayments	(17,707)
Converted to common stock	-
Balance, September 30, 2017	$-

(E)Notes payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at September 30, 2017:

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

Date of Note	Principal	Accrued Interest	Total payable
October 9, 2013	$-	$-	$-
October 17, 2013	319,598	160,402	$480,000
November 26, 2013	-	37,971	37,971
October 13, 2016	-	-	-
December 6, 2016	-	-	-

Balance - September 30, 2017	$319,598	$198,373	$517,971

●	On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five-month extension. This stock compensation was issued to the lender also on December 12, 2013. Total accrued interest as at December 31, 2016 was $106,196. The Company also accrued $184,656 provision for potential damages due to the litigation in the Dubai Courts as of December 31, 2016, which was included in “Accrued contingencies and penalties” in the accompanying consolidated balance sheet. (See Note 8(B)).

●	On June 5, 2017, a citizen of Republic of Thailand assumed the above principal loan amount of $120,420, accrued interest of $106,196 and accrued damages of $184,656 by way of a stock purchase and debt assumption agreement. Hence the Company’s liabilities in respect of this loan were transferred to the acquiring individual. (See Note 5)

●	On October 17, 2013, the Company secured a three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of Direct Security Integration Inc. and the note holder is currently trying to sell these shares. The shares used as a form of guarantee formed part of the assets of our Company.

●	On September 18, 2015, the Company and the note holder agreed to amend the previous terms of the agreement and both parties agreed on the new terms whereby the company is now liable to pay $500,000 as full and final payment of the October 17, 2013 loan principal, accrued interest, and all other related penalties. This repayment will not accrue any further interest or penalties. As a result, the Company has reversed the excess accrued interest and monitoring fee payable amounting to $660,578 recognized as a gain on settlement; leaving the principal loan balance of $319,598 and accrued interest of balance $180,402 as on September 30, 2015.

●	On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance of $319,598 as on December 31, 2015. The remaining installments totaling to $480,000, as per the amended agreement, have not been paid as of September 30, 2017.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

Loan granted in 2013	$319,598
Interest accrued in 2013	39,602
Balance at December 31, 2013	$359,200

Interest accrued in 2014	390,197
Balance at December 31, 2014	$749,397

Monitoring fee accrual	124,175
Interest accrued in 2015	287,006
Interest repayment	(20,000)
Excess interest and monitoring fee gain	(660,578)
Balance at December 31, 2015	$480,000
Interest accrued during the year	-
Balance at December 31, 2016	$480,000
Interest accrued during the period	-
Balance at September 30, 2017	$480,000

●	On October 13, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the nine months ended September 30, 2017, $2,917 of the debt issuance costs and $17,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs	35,000
Exchange of Note dated April 13, 2017 (See Note 8(F))	(135,000)

Balance at September 30, 2017	$-

●	On December 6, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the nine months ended September 30, 2017, $4,167 of the debt issuance costs and $31,250 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Principal loan amount	$167,500
Original issue discount	(37,500)
Issuance costs	(5,000)
Amortization of OID and issuance costs	42,500
Exchange of Note dated June 5, 2017 (See Note 8(F))	(167,500)

Balance at September 30, 2017	$-

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(F) Fixed price convertible notes payable

Following is the summary of all fixed price convertible notes, net of debt discount, including the accrued interest as at September 30, 2017:

Date of Note	Principal (net of debt discount)	Accrued Interest	Total Payable
July 1, 2016	$-	$-	$-
February 6, 2017	54,839	4,000	58,839
February 23, 2017	-	-	-
April 13, 2017	84,400	-	84,400
June 5, 2017	184,250	-	184,250
August 9, 2017	51,444	-	51,444

Balance, September 30, 2017	$374,933	$4,000	$378,933

●	On August 27, 2015, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

●	On March 18, 2016, the Company entered into an exchange agreement with the same lender whereby original purchase agreement dated August 27, 2015 was exchanged with the new agreement to extend the loan repayment term until April 17, 2016. The total exchange price for $135,000 of principal of the Old Note was as follows:

●	$135,000 principal of New Note, and
●	an issuance of 1,000,000 common shares to the lender as exchange shares.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

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

During the nine months ended September 30, 2017, the company amortized $33,838 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $5,162 as of September 30, 2017. The outstanding convertible note balance amounted to $60,000 as of September 30, 2017.

●	On August 25, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the nine months ended September 30, 2017, $1,667 of the debt issuance costs and $12,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

During the nine months ended September 30, 2017, the company fully amortized $9,754 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $0 as of September 30, 2017.

●	On October 13, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the nine months ended September 30, 2017, $2,917 of the debt issuance costs and $17,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

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

On August 2, 2017, the note holder partially converted $20,400 of the note to the common shares of the Company at a conversion price of $0.00204 per share. This conversion price was less than the agreed fixed price of $0.012, due to the note entering into temporary default. As a result of this conversion, the Company issued 10,000,000 common shares to Mammoth Corporation and $31,540 was recognized as a loss on conversion of this note based on the 0.0038 per share fair value of the 8,300,000 excess common shares issued.

On September 11, 2017, the note holder partially converted $33,800 of the note to the common shares of the Company at a conversion price of $0.00169 per share. This conversion price was less than the agreed fixed price of $0.012, due to the note entering into temporary default. As a result of this conversion, the Company issued 20,000,000 common shares to Mammoth Corporation and $68,733 was recognized as a loss on conversion of this note based on the 0.004 per share fair value of the 17,183,333 excess common shares issued. The outstanding convertible note balance amounted to $84,400 as of September 30, 2017.

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

●	On December 6, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the nine months ended September 30, 2017, $4,167 of the debt issuance costs and $31,250 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated December 6, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated June 5, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of exchange was $0.0071. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on June 5, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated December 6, 2016 and $16,750 was recognized as loss on debt extinguishment. The outstanding convertible note balance amounted to $184,250 as of September 30, 2017.

●	On August 9, 2017, the Company secured a 9 months fixed price convertible loan for $56,500 carrying an original issue discount of $6,500. Interest will not be accrued on the outstanding principal balance unless an event of default occurs. The lender has a right, at any time after the issue date of the note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012 subject to change based on certain default provisions as defined in the Note. Fair value of the Company´s stock as on the date of issuance of this note was $0.0045. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on August 9, 2017.

During the nine months ended September 30, 2017, $1,444 of the debt discount balance was amortized to income statement, leaving an unamortized discount balance of $5,056. The outstanding convertible note balance amounted to $56,500 as of September 30, 2017.

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

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

●	Voting Rights: 10 votes per share (votes along with common stock);
●	Conversion Rights: Each share of Series “A” Preferred is convertible into ten (10) shares of common stock 1 day after the second anniversary of issuance;
●	Rights: None;
●	Liquidation Rights: None

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

On September 18, 2017, the Company designated 5,000,000 of its authorized preferred stock as Series “C” convertible preferred shares. The Certificate of Designation stated the following:

●	Voting Rights: 100 votes per share (votes along with common stock);
●	Conversion Rights: Each share of Series “C” Preferred is convertible at any time, and from time to time, into one hundred (100) shares of common stock 1 day after the third anniversary of issuance;
●	Dividend Rights: In the event the Board of Directors declares a dividend on the common stock, each Series “C” Preferred share will be entitled to receive an equivalent dividend as if the Series “C” Preferred stock had been converted into common stock prior to the declaration of such dividend.
●	Liquidation Rights: None

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $240,000 to the series “C” preferred stock at an estimated fair value of $0.1 per preferred share. (See Note 8(C)). As a result of this conversion, the Company issued following series “C” preferred stock to its officers and directors:

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

●	1,000,000 series “C” preferred shares to the Company´s CEO, having a par value of $0.001 per share or $1,000 for his accrued salary balance of $100,000.
●	1,000,000 series “C” preferred shares to the Company´s CFO, having a par value of $0.001 per share or $1,000 for his accrued salary balance of $100,000, and
●	400,000 series “C” preferred shares to the Company´s Managing Director, having a par value of $0.001 per share or $400 for his accrued salary balance of $40,000.

(B)	Common Stock

During the nine months ended September 30, 2017, the Company issued 78,614,798 common shares because of conversions of three convertible notes in following manner:

●	5,000,000 common shares were issued to Mammoth Corporation at a verbally agreed conversion price of $0.01 per share as a result of a partial conversion of a convertible note no. 1 amounting to $50,000. See Note 8(F)
●	6,178,560 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.0080925 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $50,000. See Note 8(F)
●	10,224,676 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.006565 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $67,125 with the common shares valued at their fair value of $133,652 based on the quoted trading price. See Note 8(F)
●	7,823,310 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00429 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $33,562 with the common shares valued at their fair value of $88,543 based on the quoted trading price. See Note 8(F)
●	9,388,252 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.003575 per share per share as a result of a partial conversion of a convertible note no. 2 amounting to $33,563 with the common shares valued at their fair value of $92,133 based on the quoted trading price. See Note 8(F)
●	10,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00234 per share per share as a result of a partial conversion of a convertible note no. 3 amounting to $23,400 with the common shares valued at their fair value of $54,795 based on the quoted trading price. See Note 8(F)
●	10,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00204 per share per share as a result of a partial conversion of a convertible note no. 3 amounting to $20,400 with the common shares valued at their fair value of $51,940 based on the quoted trading price. See Note 8(F)
●	20,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00169 per share per share as a result of a partial conversion of a convertible note no. 3 amounting to $33,800 with the common shares valued at their fair value of $102,533 based on the quoted trading price. See Note 8(F)

Note 10 – Related Party Transactions

At September 30, 2017, there were accounts payable and accrued liabilities due to related parties (See Note 8(C & D)).

Global Equity International, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

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

On June 5, 2017, a citizen of Republic of Thailand assumed the above total amount of $411,272 by way of a stock purchase and debt assumption agreement; hence, the Company’s liability and respective litigation in respect of this loan was transferred to the acquiring individual (See Note 5).

Aside from the above matter, we are not subject to any other pending or threatened litigation.

●	From time to time, we may be involved in litigation or disputes relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, we were in dispute with a former client regarding certain payments that we made on behalf of this former client. On June 5, 2017, the underlying deferred revenue liability was transferred to the acquiring individual as part of the stock purchase and debt assumption agreement. (See Note 5)

Commitments

●	On November 6, 2017, the Company renewed its rent agreement for its head office at Dubai for a further period of one year amounting to a rental of $29,942 per annum (from November 2017 until October 2018). This agreement is further renewable for a period of one year at 5% higher than the current rent.

Note 12 – Subsequent events

On October 25, 2017, the note holder partially converted $21,600 of the April 13, 2017 note to the common shares of the Company at a conversion price of $0.00108 per share. This conversion price was less than the agreed fixed price of $0.012, due to the note entering into temporary default. As a result of this conversion, the Company issued 20,000,000 common shares to Mammoth Corporation and $38,220 was recognized as a loss on conversion of this note based on the 0.0021 per share fair value of the 18,200,000 excess common shares issued. See Note 8 (F)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our MD&A is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended September 30, 2017 and September 30, 2016

D. Results of operations for the nine months ended September 30, 2017 and September 30, 2016

E. Financial condition as at September 30, 2017 and December 31, 2016

F. Liquidity and capital reserves

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

C.	Results of operations for the three months ended September 30, 2017 and September 30, 2016:

The Company had revenues amounting to $9,750 and $306,962, for the three months ended September 30, 2017 and 2016, respectively.

	September 30, 2017	September 30, 2016	Changes

Revenue	$9,750	$306,962	(297,212)
	$9,750	$306,962	(297,212)

During the three months ended September 30, 2017, total revenue was reduced by $297,212 when compared to the same period ended on September 30, 2016. The reason for this reduction was due to the fact that management decided to concentrate on its current clients instead of signing up new clients and over stretch its bandwidth. The other reason for not taking on any new clients was that management has been concentrating on implementing its growth by acquisition model.

Following is the breakdown of total revenue for the three months ended September 31, 2017, which amounted to $9,750:

a)	$8,950 was received in cash for services performed to different clients.

b)	$800 was recognized as revenue for services rendered to a client, which amount was receivable as at September 30, 2017.

For the three months ended September 30, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2017	September 30, 2016

UNI	0%	60.26%
UGA	0%	9.77%
QFS	0%	12.22%
EEC	0%	9.60%
SCL	0%	6.52%
TLF	0%	1.63%
DUO	20.51%	0%
VME	44.26%	0%
OCS	35.23%	0%
	100%	100%

The total operating expenditures amounted to $256,663 and $317,897, for the three months ending on September 30, 2017 and 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2017	September 30, 2016	Changes

General and administrative expenses	$25,781	$32,735	$(6,954)
Salaries	162,386	240,930	(78,544)
Professional services	19,923	41,359	(21,436)
Depreciation	3,187	2,873	314
Bad debt expense	45,386	-	45,386
Total operating expenses	$256,663	$317,897	$(61,234)

During the three months ended September 30, 2017, total operating expenses were reduced by $61,234 from the previous three months ending on September 30, 2016. The reason for this decrease is mainly due to a decrease in salaries and professional services rendered to our Company that are directly linked with revenue generating activities. The management also decided to write off bad debts amounting to $45,386 during the three months ending on September 30, 2017. There was no such bad debt expense booked during the three months ended September 30, 2016.

The losses from operations for the three months ended September 30, 2017 and 2016, were $246,913 and $10,935, respectively.

The Company´s other income and (expenses) for the three months ended September 30, 2017 and 2016, were $(1,291,857) and $(54,195), respectively. The following table sets forth the Company’s other expenses analysis for both periods:

	September 30, 2017	September 30, 2016	Changes
Interest expense	$(1,500)	$-	$(1,500)
Amortization of debt discount	(14,635)	(39,531)	24,896
Loss on conversion of accrued salaries and accounts payable into common stock	-	(5,492)	5,492
Gain on sale of marketable securities	15,811	-	15,811
Impairment loss on investments at cost	(1,181,971)	-	(1,181,971)
Loss on conversion of notes into common stock	(131,578)	-	(131,578)
Gain / (loss) on extinguishment of debt and other liabilities	22,375	(8,865)	31,240
Exchange rate loss	(359)	(307)	(52)
Total other income (expenses)	$(1,291,857)	$(54,195)	$(1,237,662)

Our total other expenses were increased mainly due to the fact that the Company fully impaired one of its investments amounting to $1,181,971 during the three months ended September 30, 2017. There was no such impairment booked during the comparative three months ended September 30, 2016. Also, there were a few partial conversions of fixed price convertible debt at a price less than the contractual price, which resulted in loss on conversion of notes into common stock of $131,578 during the three months ended September 30, 2017. There was no such loss booked during the three months ended September 30, 2016.

The net losses for the three months ended September 30, 2017 and 2016 were $1,538,770 and $65,130, respectively.

The comprehensive losses for the three months ended September 30, 2017 and 2016 were $354,988 and $65,130, respectively. The Company’s other comprehensive income include an unrealized fair value gain on available for sale marketable securities amounting to $1,183,782 which was recognized during the three months ended September 30, 2017 while revaluing the existing common stock of a reporting entity, held by the Company as at September 30, 2017.

The Company had 453,090,573 and 809,499,228 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively. The change relates to exchange of 450,000,000 common shares to Series “B” preferred stock and issuance of common stock for note conversions. The weighted average number of shares for the three months ended September 30, 2017 and September 30, 2016, was 432,760,903 and 795,548,582, respectively. Net loss per share for both periods was $(0.00) and $(0.00), respectively.

D.	Results of operations for the nine months ended September 30, 2017 and September 30, 2016:

The Company had revenues amounting to $226,389 and $1,412,213, for the nine months ended September 30, 2017 and 2016, respectively.

	September 30, 2017	September 30, 2016	Changes

Revenue	$226,389	$1,412,213	(1,185,824)
	$226,389	$1,412,213	(1,185,824)

The total revenue reduced by $1,185,824 due to the fact that we received $419,365 in equity securities in a private company in exchange for services performed during the comparative nine months ended September 30, 2016. Also, during comparative nine months ended September 30, 2016, $276,630 was recognized as revenue from deferred revenue against equity securities received in prior quarters. During the nine months ended September 30, 2017, we didn’t receive any such equity securities which resulted in a decrease in revenues when compared to nine months ended September 30, 2016. The other reason for not taking on any new clients was that management has been concentrating on implementing its growth by acquisition model.

The following is the breakdown of total revenue for the nine months ended September 30, 2017, which amounted to $226,389:

a)	$80,203 was received in cash for services performed to different clients.
b)	$800 was recognized as revenue for services rendered to different clients, which amount was receivable as at September 30, 2017.
c)	$45,386 was recognized as revenue for services rendered to different clients, which amount was written off as a bed debt as at September 30, 2017.
d)	$100,000 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

For the nine months ended September 30, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2017	September 30, 2016

UNI	0%	13.10%
PDI	0%	21.89%
QFS	0%	37.89%
INSCX	0%	2.83%
GPL	0%	4.25%
UGA	0%	4.25%
SCL	4.42%	1.42%
DUO	1.33%	8.11%
EEC	11.66%	5.90%
TLF	5.68%	0.35%
SAC	44.17%	0%
FAD	10.00%	0%
AGL	1.80%	0%
DHG	15.63%	0%
FAT	1.88%	0%
VME	1.91%	0%
OCS	1.52%	0%
	100%	100%

The total operating expenditures amounted to $834,806 and $995,161, for the nine months ending on September 30, 2017 and 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2017	September 30, 2016	Changes

General and administrative expenses	$123,621	$137,382	$(13,761)
Salaries	535,752	632,439	(96,687)
Professional services	101,285	216,753	(115,468)
Depreciation	8,762	8,587	175
Bad debt expense	65,386	-	65,386
Total operating expenses	$834,806	$995,161	$(160,355)

During the nine months ended September 30, 2017, total operating expenses were reduced by $160,355 from the previous nine months ending on September 30, 2016. The reason for this decrease is mainly due to a decrease in salaries and professional services rendered to our Company that are directly linked with revenue generating activities. The management also decided to write off bad debts amounting to $65,386 during the nine months ending on September 30, 2017. There was no such bad debt expense booked during the nine months ended September 30, 2016.

(Loss) / income from operations for the nine months ended September 30, 2017 and 2016, were $(608,417) and $417,052, respectively.

The Company´s other income and (expenses) for the nine months ended September 30, 2017 and 2016, were $(1,682,664) and $(155,244), respectively. The following table sets forth the Company’s other expenses analysis for both periods:

	September 30, 2017	September 30, 2016	Changes
Interest expense	$(4,000)	$-	$(4,000)
Amortization of debt discount	(117,683)	(62,865)	(54,818)
Loss on conversion of accrued salaries and accounts payable into common stock	-	(1,097)	1,097
Gain on transfer of preferred stock	-	1,454	(1,454)
Gain on sale of subsidiary	23,052	-	23,052
Gain on sale of marketable securities	18,851	-	18,851
Impairment loss on investments at cost	(1,181,971)	-	(1,181,971)
Loss on conversion of notes into common stock	(391,285)	-	(391,285)
Loss on extinguishment of debt and other liabilities	(28,886)	(91,814)	62,928
Exchange rate loss	(742)	(922)	180
Total other income (expenses)	$(1,682,664)	$(155,244)	$(1,527,420)

Our total other expenses were increased mainly due to the fact that the Company fully impaired one of its investment amounting to $1,181,971 during the nine months ended September 30, 2017. There was no such impairment booked during the comparative nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2017, the Company amortized more debt discount on its debt as compared to prior nine months ended September 30, 2016. Also, there were a few partial conversions of fixed price convertible debt at a price less than the contractual price, that resulted in loss on conversion of notes into common stock of $391,285 during the nine months ended September 30, 2017. There was no such loss booked during the nine months ended September 30, 2016. Gain on sale of subsidiary amounting to $23,052 represents the gain arising due the assumption of GEP’s liabilities amounting to $626,052 against its assets of $603,000 by a non-affiliated third party under a stock purchase and debt assumption agreement dated June 5, 2017.

The net (loss) / income for the nine months ended September 30, 2017 and 2016 was $(2,291,081) and $261,808, respectively.

The comprehensive (loss) / income for the nine months ended September 30, 2017 and 2016 was $(602,071) and $261,808, respectively. The Company’s other comprehensive income include an unrealized fair value gain on available for sale marketable securities amounting to $1,689,010 which was recognized during the nine months ended September 30, 2017 while revaluing the existing common stock of a reporting entity, held by the Company as at September 30, 2017.

The Company had 453,090,573 and 809,499,228 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively. The change relates to exchange of 450,000,000 common shares to Series “B” preferred stock and issuance of common stock for note conversions. The weighted average number of shares for the nine months ended September 30, 2017 and September 30, 2016, was 419,266,295 and 784,687,141, respectively. Net (loss) / income per share for both periods was $(0.01) and $0.00, respectively.

E.	Financial condition as at September 30, 2017 and December 31, 2016:

Assets:

The Company reported total assets of $2,982,680 and $3,228,442 as of September 30, 2017 and December 31, 2016, respectively. These mainly include our investment in securities of our clients that we received as part of our consulting fees. We had investments at cost of $419,501 and $3,085,322 as at September 30, 2017 and December 31, 2016, respectively. There was a significant decline in these investments due to the following reasons:

●	The Company sold 10,700,000 common securities of different companies having a book value of $603,000 pursuant to the stock purchase and debt assumption agreement during the nine months ended September 30, 2017.
●	One of the Company’s investments commenced trading on OTC Markets; hence, we reclassified this investment with an $880,850 cost basis into marketable securities valued at fair market value.
●	At September 30, 2017, the management decided to fully impair the investment in Primesite´s common and preferred stock amounting to $1,181,971 due to the fact that Primesite´s management has proven non-responsive during the entire third quarter of 2017.

Our fixed assets include office equipment having a net book value of $2,654 and $10,215 as at September 30, 2017 and December 31, 2016, respectively. Furthermore, our current assets at December 31, 2016 totaled $132,905 and at September 30, 2017, these current assets amounted to $2,560,525 comprised of cash of $11,468, accounts receivable of $800, prepaid and other current assets of $11,582 and marketable securities valued at fair value of $2,536,675.

Liabilities:

Our current liabilities at December 31, 2016 totaled $1,814,735. At September 30, 2017, the Company reported its current liabilities amounting to $1,179,155, which represents a decrease of 35%. This reduction was mainly due to the sale of one of our subsidiaries pursuant to a stock purchase and debt assumption agreement whereby a non-affiliated third party assumed all liabilities and indebtedness of the subsidiary sold that amounted to $626,052. All of our liabilities reported at September 30, 2017 are current and mainly include third party debt which is due to various lenders, payables to related parties on account of accrued salaries and expenses and also our, day to day, operational creditors.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at September 30, 2017:

Date of Note	Total Debt	Remarks
October 17, 2013	480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
February 6, 2017	58,839	Fixed price convertible and non-collateralized
April 13, 2017	84,400	Fixed price convertible and non-collateralized
June 5, 2017	184,250	Fixed price convertible and non-collateralized
August 9, 2017	51,444	Fixed price convertible and non-collateralized
Balance, September 30, 2017	$896,904

Stockholder’s Equity:

At December 31, 2016, the Company had stockholders´ equity of $1,413,707. At September 30, 2017, the Company had stockholders´ equity of $1,803,524, which represents an increase of 28%. We reported accumulated other comprehensive income of $1,689,010 and $0 as at September 30, 2017 and December 31, 2016, respectively. This represented the unrealized fair value gain on available for sale marketable securities which was recorded while revaluing the existing common stock of a reporting entity held by the Company as at September 30, 2017.

The Company had 453,090,573 and 374,475,775 common shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively. The Company also had issued and outstanding 45,000,000 Series “B” convertible preferred shares as at September 30, 2017 and December 31, 2016. The Company further had issued and outstanding 2,400,000 and 0 Series “C” convertible preferred shares as at September 30, 2017 and December 31, 2016, respectively.

F.	Liquidity and capital reserves:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a net loss of $1,538,770 and $2,291,081 for the three and nine months ended September 30, 2017 respectively.

The Company had $11,468 in cash; net cash used in operations of $163,854 for the nine months ended September 30, 2017; working capital of $1,381,369 and stockholders´ equity of $1,803,524 as of September 30, 2017. It is management’s opinion that some of these factors may raise substantial doubt about the Company´s ability to continue as a going concern.

The ability of the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients; and

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

During the next few months the Company intends to acquire four licensed financial advisory firms, two in U.K. and two in South East Asia. All four currently have an aggregate US$180 million of funds under management. These targeted acquisitions have been identified and the non-binding letters of intent have already been agreed and signed over the summer months. Each acquisition will form part of a new subsidiary we intend to establish in each of the relevant territories. These acquisitions will be, in essence, the acquisition of stable and long term recurring and non-recurring revenues. To date, we have a verbal agreement with a Luxembourg based SICAV Fund to provide the Company with a minimum of 2,000,000 Great Britain Pounds (approximate USD equivalent of $2,680,000) of long term equity financing currently being discussed at various multiples of the Company´s current market valuation. During this month of November 2017, we expect the financing to go to contract and draw down to commence thereafter as we believe that we have now passed due diligence and compliance. This equity financing will allow the Company to execute its plan to grow by acquiring all or some of these licensed financial advisory firms and also repay various outstanding convertible and non-convertible loans.

During the Summer months, the Company has assisted in securing funding for a client called Blackstone Natural Resources, we expect our client to be funded during Q4 2017 and when funded, we will be due a cash success commission and also various months of consultancy fees that we agreed to receive once funding was in place.

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

It is important to note that the Eden loan which is approximately 40% of the debt stated on our current liabilities is a non-collateralized and a non-convertible loan and related accrued interest. The Company did not grant any form of guarantee to these lenders nor can the loans become convertible into Common Shares at any point in time.

Finally, the Company´s HR Consultancy Business in Dubai, “Kingsman James” has commenced to invoice clients on a regular basis.

G.	Business development:

To date, we have 5 clients under contract that we deem to be active and are either seeking to list their shares on an Exchange or seeking funding for acquisition and growth:

	Client:	Sector:	Primary Location:

1	VT Hydrocarbon Holdings (Pte.) Limited	LNG Gas storage	Singapore & Jordan
2	Hoqool Petroleum	Natural Resources	United Arab Emirates
3	Quartal Financial Solutions AG	Financial Technology	Switzerland
4	Majestic Wealth Limited	Property Development	Cyprus
5	Blackstone Natural Resources BV	Natural Resources	British Virgin Islands

Our specific plan of operations and milestones through September 2018 are as follows:

1)	DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by various firms and institutions based in the Middle East, South East Asia, Europe and the U.S.

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

2)	ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER ADMINISTRATION

During the next few months the Company intends to acquire four licensed financial advisory firms, two in U.K. and two in South East Asia. All four currently have an aggregate US$180 million of funds under management. These targeted acquisitions have been identified and the non-binding letters of intent have already been agreed and signed over the summer months. Each acquisition will form part of a new subsidiary we intend to establish in each of the relevant territories. These acquisitions will be, in essence, the acquisition of stable and long term recurring and non-recurring revenues. To date, we have a verbal agreement with a Luxembourg based SICAV Fund to provide the Company with a minimum of 2,000,000 Great Britain Pounds (approximate USD equivalent of $2,680,000) of long term equity financing currently being discussed at various multiples of the Company´s current market valuation. During this month of November 2017, we expect the financing to go to contract and draw down to commence thereafter as we believe that we have now passed due diligence and compliance. This equity financing will allow the Company to execute its plan to grow by acquiring all or some of these licensed financial advisory firms and also repay various outstanding convertible and non-convertible loans.

3)	REBRANDING OF OUR ENTIRE CORPORATE STRUCTURE

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

Due to the potential of growing our U.K. and Central European based clientele and also due to our plan to acquire a certain number of U.K. based financial advisory firms with funds under management, we plan to open a new UK based office.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings.

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

On August 2, 2017, the Company issued 10,000,000 common shares valued at an agreed value of $0.00204 per share or $20,400 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On September 11, 2017, the Company issued 20,000,000 common shares valued at an agreed value of $0.00169 per share or $33,800 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On October 25, 2017, the Company issued 20,000,000 common shares valued at an agreed value of $0.00108 per share or $21,600 to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

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

GLOBAL EQUITY INTERNATIONAL, INC.

Date: November 13, 2017	/s/Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

