Form 10-K
period 2017-12-31
ARGENTUM 47, INC.
filed 2018-04-06
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-54557

ARGENTUM 47, INC.

(Exact name of registrant as specified in its charter)

GLOBAL EQUITY INTERNATIONAL, INC.

(Former name of registrant until March 29, 2018)

Nevada	27-3986073
(State of Incorporation)	(I.R.S. Employer Identification No.)

Cluster X, Building 3, Jumeirah Bay Towers, Office 3305, JLT, Dubai, U.A.E.

(Address of principal executive offices)

Registrant’s telephone number, including area code: +971 (0) 42767576 / +1-(321) 200-0142

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $2,271,998.

As of April 6, 2018, there were 525,534,409 shares of our common stock outstanding.

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

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

BACKGROUND

Argentum 47, Inc., formerly known as Global Equity International Inc. (“Company” or “ARG”), was incorporated on October 1, 2010, as a Nevada corporation, for the express purpose of acquiring Global Equity Partners Plc, a corporation formed under the laws of the Republic of Seychelles (“GEP”) on September 2, 2009. On August 22, 2014, GE Professionals DMCC was incorporated in Dubai as a wholly-owned subsidiary of Global Equity Partners Plc. On June 10, 2016, ARG incorporated its wholly-owned subsidiary, called GEP Equity Holdings Limited, under the laws of the Republic of Seychelles.

On March 24, 2017, the Board of Directors of Global Equity Partners Plc. approved the assignment and transfer of GE Professionals DMMC to GEP Equity Holdings Limited.

On June 5, 2017, the Company sold 100% of the common stock of Global Equity Partners Plc. to a citizen of the Kingdom of Thailand. The consideration for the purchase of Global Equity Partners Plc. was the assumption by the purchaser of all liabilities and indebtedness of Global Equity Partners Plc.

On December 12, 2017, we incorporated a United Kingdom company under the name of Argentum 47 Financial Management Limited (“Argentum”). Argentum is a wholly-owned subsidiary of the Company. Argentum was formed to serve as a holding company for the acquisition of United Kingdom and Asian based advisory firms. During the next few months, the Company intends to acquire four licensed financial advisory firms, two in U.K. and two in South East Asia. All four currently have an aggregate US$150 million of funds under management.

On March, 29, 2018, the Secretary of State of Nevada approved the Company name change from Global Equity International, Inc. to Argentum 47, Inc.

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

Our authorized capital consists of 950,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2017, we had 525,534,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of December 31, 2017, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of December 31, 2017, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 2,400,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 2,600,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future.

As of January 12, 2018, in accordance with two funding agreements, our management agreed to lock-up all outstanding shares of Series “B” and “C” Preferred Stock, so that those shares may not be sold or converted into common stock prior to September 27, 2020.

We provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We have offices in Dubai and London. We have affiliations with firms located in some of the world’s leading financial centers such as London, New York, Frankfurt and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people and institutions with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

Argentum 47 Financial Management Limited is a United Kingdom based holding company that will acquire various financial advisory firms with funds under management around the world. These financial advisory firms act as intermediaries between their clients and the insurance companies. In effect, the advisory firms sell insurance policies to their clients. These types of financial advisory firms receive recurring and non-recurring trail fees for each insurance policy that is sold.

GEP Equity Holdings Limited and its Dubai subsidiary, GE Professionals DMCC, look for companies that require capital funding for growth and acquisition, and ultimately a listing of their shares on a recognized stock exchange or quotation on the OTC Markets. The Company introduces these clients to private and institutional investors in our network of over 100 “financial introducers” around the world. These financial introducers are groups of people or institutions that are presently introducing new clients to us or who have introduced new clients to our management in the past. We do not have any contractual arrangements, written or otherwise, with these financial introducers.

Presently, GEP Equity Holdings Limited, its Dubai subsidiary, GE Professionals DMCC, and Argentum 47 Financial Management Limited are our only operating businesses. ARG´s present operations are limited to ensuring compliance with regional, state and national securities regulatory agencies and organizations. In addition, ARG, as the parent company, is charged with (i) handling our periodic reporting obligations under the Securities Exchange Act of 1934; (ii) managing our investor relations; and (iii) raising debt and equity capital necessary to fund our operations, and to enhance and grow our business. ARG does not offer or conduct any consulting or advisory services, as such services are performed solely by GEP Equity Holdings Limited and GE Professionals DMCC. As stated above, Argentum 47 Financial Management Limited will serve as a holding company for the financial advisory firms to be acquired.

We currently offer the following services to our clients:

●	General business consulting

●	Corporate restructuring

●	Exchange listings

●	Management recruitment

●	Investor relations

●	Regulatory compliance

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, if we have more than $700 million in market value of our stock held by non-affiliates, or if we issue more than $1 billion of non-convertible debt over a three-year period. We may take advantage of these exemptions until the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of our common equity securities in an effective registration statement under the Securities Act of 1933, as amended. Note: To date, we have not sold or issued any of our common equity securities under an effective Form S-1, Form S-3, Form S-4 or Form S-8 or other form of registration statement under the Securities Act of 1933, as amended. We may choose to take advantage of some but not all of these reduced burdens in the future. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant Section 107(b) of the JOBS Act.

FUND MANAGEMENT

In common with the overall financial services sector, the micro fund management market is undergoing significant changes. We will take advantage of these changes and acquire a significant selection of international and United Kingdom based financial advisory firms with Funds under Management. These acquisitions shall form part of Argentum 47 Financial Management Limited which is under one efficient and cost effective umbrella.

CORPORATE RESTRUCTURING SERVICES

We advise and assist our clients in determining the corporate structure that is most suitable to their business models. We recommend management changes where necessary. We also offer them corporate governance models customized to their specific organizations and desired exchange listings. We also review and analyze their balance sheets and capital structures and make recommendations on debt consolidations, equity exchanges for debt, proper capital structures and viability and timing of equity and debt offerings. We do not presently recommend and we do not intend in the future to recommend that our clients merge with, or be acquired by, already trading companies.

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

EXCHANGE LISTINGS

We also assist our clients with the selection of stock exchanges and over the counter quotation boards and markets that may be suitable to our clients. Various exchanges have listing requirements and standards that vary from one exchange to another. Typical listing requirements and standards relate to a number of things, such as pre-tax income, cash flows, revenue, net tangible assets, market value of a company’s listed securities, minimum trading prices of a company’s securities, minimum shareholders’ equity, operating history, number of shareholders, number of market makers, and corporate governance. We will try to identify appropriate exchanges for our clients based on the particular client’s operating history, pre-tax income, cash flow, revenue, net tangible assets, shareholder base and other factors described above.

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

Special Note: As used throughout this Annual Report, references to “Argentum 47, Inc.”, “ARG”, “Company”, “we”, “our”, “ours”, and “us” refer to Argentum 47, Inc. and our subsidiaries, unless the context otherwise requires. In addition, references to “financial statements” are to our consolidated financial statements contained herein, except as the context otherwise requires. References to “fiscal year” are to our fiscal year which ends on December 31 of each calendar year. Unless otherwise indicated, the terms “Common Stock,” “common stock” and “shares” refer to our shares of $0.001 par value, common stock.

HISTORICAL BUSINESS TRANSACTED

BUSINESS TRANSACTED IN 2015

During 2015, we gained following 8 clients:

1.	Advanced Imaging Projects LLC.

2.	Energy Equity Resources (Norway) Limited.

3.	Hoqool Petroleum.

4.	INSCX Exchange (Central Clearing) Limited.

5.	International FIM SRL.

6.	Primesite Developments Limited.

7.	Quartal Financial Solutions AG.

8.	TAM Mining Limited.

BUSINESS TRANSACTED IN 2016

During 2016, we gained following 9 clients:

1.	Granite Power Limited

2.	Deutsche Oel and Gas SA

3.	Majestic Wealth Limited

4.	Unite Global AS

5.	Teralight FZ LLC

6.	The Stakis Collections Limited

7.	Ali Group MENA FZ LLC

8.	Veolia Middle East

9.	Emaar, The Economic City

BUSINESS TRANSACTED IN 2017

During 2017, we gained following 8 clients:

1.	Blackstone Natural Resources SA

2.	Graphite Resources (DEP) Limited

3.	OCS ROH

4.	Fly-A-Deal

5.	Falcon Eye Technology

6.	Ali Group MENA FZ LLC

7.	Veolia Middle East

8.	Emaar, The Economic City

OUR BUSINESS IN 2017

We have four distinct divisions (none of which will be treated as a segment for financial reporting purposes):

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

4. Management Recruiting. We assist our clients with the recruitment of management and board members through our various contacts around the world. Management recruitment and retention is also an important part of our Corporate Restructuring Services and these services often overlap.

FUTURE PLANS

MILESTONES FOR 2018-2019:

To date, we have 8 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or quoted on the OTC Markets or seeking funding for acquisition and growth or seeking Human Resources Recruitment services:

No.	Company	Sector	Location
1	Emaar	Construction - Dubai Government Entity	Kingdom of Saudi Arabia
2	Graphite Resources (DEP) Ltd	Waste to Energy	United Kingdom
3	Blackstone Natural Resources SA	Natural Resources	BVI
4	Ali Group MENA FZ-LLC	Hospitality	United Arab Emirates
5	Fly-A-Deal	Travel	Kingdom of Saudi Arabia
6	Falcon Eye Technology	Construction and System Integrators	United Arab Emirates
7	Veolia Middle East	Waste to Energy	Oman
8	OCS ROH	Facilities Management	Thailand

Our specific plan of operations and milestones through March 2019 are as follows:

ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER MANAGEMENT

Initially, the Company intends to acquire four licensed financial advisory firms with funds under management on or before April 15, 2018, two of which are based in the United Kingdom and the other two are based in Malaysia. These four financial advisory firms currently have an aggregate US$150 million of funds under management. These targeted acquisitions have been identified, non-binding letters of intent have already been agreed to and signed and their two-year financial statement audits are almost complete. Each acquisition will form part of the newly incorporated subsidiary called Argentum 47 Financial Management Limited. These acquisitions will be, in essence, the acquisition of stable and long term recurring and non-recurring revenues.

Once the Company acquires these initial four financial advisory firms, the Company intends to continue growing in 2018 and 2019 by acquiring more financial advisory firms that already have been identified.

The acquisition of these entities will open up a new controlled network for the services of:

●	New capital markets clients

●	Distribution of new funds / products

●	Maximizing the current books of business being bought

●	Expand both Malaysia and UK business via more financial advisors

●	Expand the Isle of Man company by making its offering to a wider audience on a global basis

●	Overlay the Isle of Man products into our own network of acquisitions.

DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES.

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain Registered and Regulated Investment Houses and Funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Austria.

●	Various Financial Institutions and also Investment Banks based in Dubai.

●	Certain Private Banks based in Amsterdam, Luxembourg and Zurich.

●	Various Family Offices in Dubai.

●	Various introducers to capital based on the East and West Coast of the US.

●	Various introducers to capital based in Singapore and Hong Kong.

●	Various South East Asian financial partners and introducers to new business.

We intend to develop relationships with a further six “introducers” to potential new business for the Company within the next 12 months.

REBRANDING OF OUR ENTIRE CORPORATE STRUCTURE

We intend to rebrand our business and analyze our entire corporate structure. We will adapt the new brand towards the Financial Advisory firms that we will acquire and ensure a uniform image of our corporate structure including new websites and email addresses for all companies within our structure. The reporting structures of each subsidiary will also be examined for maximum effect. In due course, we will change the name of GEP Equity Holdings Limited and GE Professionals DMCC to Argentum 47 Consulting Limited and Argentum 47 HR DMCC, respectively.

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

FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS

We will explore alternative methods of servicing our clients by utilizing contacts already made in Europe to allow us to offer a wider service to our current and future clients. We will have a focus on Singapore, United Kingdom and Canada for this expansion

NEW OFFICES

Once we have acquired the initial four Financial Advisory firms in the United Kingdom and Malaysia, we will have four offices in total, one in Dubai, one in the Isle of Man, one in Kuala Lumpur (Malaysia) and the other in the North East of the UK. In due course, during 2018, we will also open a central office in London (UK). In addition, we are exploring the expansion of our Kuala Lumpur operation to open an office in Bangkok (Thailand) where we have an opportunity to attract several financial advisors under our licensed Malaysian brand.

COMPETITION

We face intense competition in every aspect of our business, and particularly from other firms which offer management, compliance and other consulting services to private and public companies. We would prefer to accept a relatively low cash component as our fee for management consulting and regulatory compliance services and take a greater portion of our fee in the form of restricted shares of our private clients’ common stock. We also face competition from a large number of consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other management consulting and regulatory compliance services firms similar to ours. Many of our competitors have greater financial and management resources and some have greater market recognition than we do. There are many institutions around the globe that are executing a roll-up strategy by acquiring Financial Advisory firms around the world; hence, we will face completion but we believe that there is still room for our Company to have a place within the Financial Advisory world.

REGULATORY REQUIREMENTS.

We are not required to obtain any special licenses, nor meet any special regulatory requirements before establishing our business, other than a simple business license. If new government regulations, laws, or licensing requirements are passed that would restrict or eliminate delivery of any of our intended products, then our business may suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future that would reasonably be expected to have a material impact on our sales, revenues, or income from our business operations.

We are not a broker-dealer. We are not an investment adviser or an investment company. We are not a hedge fund or a mutual fund or any similar type of fund. We are primarily an operating business that offers and performs corporate consultancy services.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS.

The Company’s common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (“1934 Act”). As a result of such registration, the Company is subject to Regulation 14A of the “1934 Act,” which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission (“Commission”) at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business, etc.) in a Current Report on Form 8-K.

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2018 and 2019 fiscal years. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9.A, below for a discussion of our internal controls and procedures).

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

DEPENDENCE ON KEY EMPLOYEES.

The Company is heavily dependent on the abilities of our President, Peter Smith and our Chief Financial Officer, Enzo Taddei. The loss of the services of Mr. Smith and/or Mr. Taddei would seriously undermine our ability to carry out our business plan.

In the event of future growth in administration, advisory, marketing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company’s success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

REPORTS TO SECURITY HOLDERS.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the Securities and Exchange Commission’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of the public reference facilities. In addition, the Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s website is www.sec.gov.

We make available free of charge on or through our website at www.arg47.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or otherwise furnish it to the Securities and Exchange Commission. Information on our website is not incorporated by reference in this Annual Report and is not a part of this Annual Report.

ITEM 1A. RISK FACTORS.

An investment in our Common Stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors and the other information in this Annual Report and in our other filings with the Securities and Exchange Commission (sometimes referred to herein as the “SEC”) before investing in our Common Stock. Our business and results of operations could be seriously harmed by any of the following risks. You should carefully consider the risks described below, the other information in this Annual Report and the documents incorporated by reference herein when evaluating our Company and our business. If any of the following risks actually occurs, our business could be harmed. In such case, the trading price of our Common Stock could decline and investors could lose all or a part of the money paid for our Common Stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 or “JOBS Act,” and we may adopt certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive and stockholder approval of any golden parachute payments not previously approved. We may remain an “emerging growth company” for up to five full fiscal years following our initial public offering of our common equity securities. Note: To date, we have not sold or issued any of our common equity securities under an effective Form S-1, Form S-3, Form S-4 or Form S-8 or other form of registration statement under the Securities Act of 1933, as amended. We would cease to be an emerging growth company, and, therefore, ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period, or if we have more than $700 million in market value of our common stock held by non-affiliates as of June 30 in the fiscal year before the end of the five full fiscal years. Additionally, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock (assuming a market ever develops) and our stock price may be more volatile.

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARE TO BE PROFITABLE.

The corporate consulting and funds management businesses are intensely competitive and due to our small size and limited resources, we may be at a competitive disadvantage, especially as a public company. There are several firms offering similar services. Many of our competitors have proven track records and substantial human and financial resources, as opposed to our Company who has limited human resources and little cash. Also, the financial burden of being a public company, which will cost us approximately $75,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002, will strain our finances and stretch our human resources to the extent that we may have to price our Consultancy service fees higher than our non-publicly held competitors just to cover the costs of being a public company.

WE ARE VULNERABLE TO THE CATASTROPHIC EVENTS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY AND ABILITY TO CARRY OUT OUR BUSINESS PLAN.

We are potentially vulnerable to catastrophic events that could affect our profitability and our ability to carry out our business plan. For example, sudden disruptions in business conditions may result from terrorist attacks similar to the events of September 11, 2001 in the United States, many other terrorist attacks in Europe and the United States in the past three years, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, chaotic immigration problems in Europe, adverse weather conditions or other natural disasters, such as hurricanes and tsunamis, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending.

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

WE MAY BE SUBJECT TO FURTHER GOVERNMENTAL REGULATION, INCLUDING THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

As part of our business model, GEP Equity Holdings Limited accepts equity securities in our clients as partial compensation for our services. Prior to 2016, 40% or more of our income was derived from the receipt of equity securities and more than 40% of our assets were comprised of equity securities that we received in exchange for some of our services. In 2017, none of our income was derived from receipt of equity securities. As of December 31, 2017, 97.6% of our assets were comprised of equity securities. In 2017, we did not receive any new equity or shares in any of our clients; hence, none of our operating income in 2017 was derived from equity securities albeit we did sell 98,900 shares of equity that we received from a client in prior years.

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

OUR SHAREHOLDERS MAY BE DILUTED THROUGH OUR EFFORTS TO OBTAIN FINANCING, FUND OUR OPERATIONS AND SATISFY OUR OBLIGATIONS THROUGH ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock issued in lieu of cash. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 424,465,591 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

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

We have 45,000,000 shares of Series “B” Preferred Stock outstanding at this time, which shares are owned by our management. We have 2,400,000 shares of Series “C” Preferred Stock outstanding at this time, which shares are owned by our management. All shares of our Series “B” and “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, such shares cannot be sold or converted into common stock on any prior date.

We have an additional 2,600,000 shares of Series “C” Preferred Stock authorized and designated, but not issued or outstanding.

We no longer have any shares of Series “A” Preferred Stock authorized, designated or outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any property. Our executive offices are located at X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai, U.A.E.; this office consists of 1,400 square feet of office space for which we pay a monthly rent of $2,500. Peter J. Smith, our President and Chief Executive Officer, is now based in the UK, and Enzo Taddei, our Chief Financial Officer, is based between Europe and Dubai.

ITEM 3. LEGAL PROCEEDINGS.

We are not subject to any other pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2017, the Company’s Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol GEQU. Effective April 2, 2018, our new trading symbol is ARGQ. The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2017	High	Low
First Quarter(1)	$0.0200	$0.0120
Second Quarter (1)	$0.0141	$0.0050
Third Quarter(1)	$0.0053	$0.0028
Fourth Quarter (1)	$0.0094	$0.0019

Fiscal 2016	High	Low
First Quarter(1)	$0.037	$0.019
Second Quarter(1)	$0.030	$0.011
Third Quarter(1)	$0.024	$0.015
Fourth Quarter (1)	$0.021	$0.013

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “Penny Stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

HOLDERS. As of the date of this filing, there were 81 record holders of the shares of the Company’s issued and outstanding Common Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

SECURITIES ISSUED IN 2018

We have not issued any shares of common or preferred stock so far during 2018.

SECURITIES ISSUED IN 2017

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

On April 13, 2017, the Company issued 10,224,676 common shares valued at an agreed value of $0.006565 per share or $67,125, with the common shares valued at their fair value of $133,652 based on the quoted trading price, to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On May 12, 2017, the Company issued 7,823,310 common shares valued at an agreed value of $0.00429 per share or $33,562, with the common shares valued at their fair value of $88,543 based on the quoted trading price, to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On June 2, 2017, the Company issued 9,388,252 common shares valued at an agreed value of $0.003575 per share or $33,563, with the common shares valued at their fair value of $92,133 based on the quoted trading price, to Mammoth Corporation upon conversion of remaining portion of a convertible promissory note.

On July 10, 2017, the Company issued 10,000,000 common shares valued at an agreed value of $0.00234 per share or $23,400, with the common shares valued at their fair value of $54,795 based on the quoted trading price, to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On August 2, 2017, the Company issued 10,000,000 common shares valued at an agreed value of $0.00204 per share or $20,400, with the common shares valued at their fair value of $51,940 based on the quoted trading price, to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On September 11, 2017, the Company issued 20,000,000 common shares valued at an agreed value of $0.00169 per share or $33,800, with the common shares valued at their fair value of $102,533 based on the quoted trading price, to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On October 25, 2017, the Company issued 20,000,000 common shares valued at an agreed value of $0.00108 per share or $21,600, with the common shares valued at their fair value of $59,820 based on the quoted trading price, to Mammoth Corporation upon conversion of a portion of a convertible promissory note.

On December 4, 2017, the Company issued 47,000,000 common shares valued at an agreed value of $0.0013362 per share or $62,800, with the common shares valued at their fair value of $313,400 based on the quoted trading price, to Mammoth Corporation upon conversion of final portion of a convertible promissory note.

On December 27, 2017, the Company issued 5,443,836 common shares valued at an agreed value of $0.012 per share or $65,326, with the common shares valued at their fair value of $27,764 based on the quoted trading price, to private investor based in Malta upon conversion of a convertible promissory note.

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

CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion and analysis of the results of operations and financial condition of Argentum47, Inc. should be read in conjunction with our financial statements and related notes. References to “we”, “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

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

Our MD&A is comprised of the following sections:

A.	Critical accounting estimates and policies.

B.	Business overview.

C.	Results of operations for the years ended December 31, 2017 and 2016.

D.	Financial condition as at December 31, 2017 and 2016.

E.	Liquidity and capital reserves.

F.	Business development.

A.	Critical Accounting Estimates and Policies:

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

Argentum 47, Inc. (“Company” or “ARG”) was incorporated on October 1, 2010, as a Nevada corporation, for the express purpose of acquiring Global Equity Partners Plc, a corporation formed under the laws of the Republic of Seychelles (“GEP”) on September 2, 2009. On August 22, 2014, GE Professionals DMCC was incorporated in Dubai as a wholly-owned subsidiary of Global Equity Partners Plc. On June 10, 2016, ARG incorporated its wholly-owned subsidiary, called GEP Equity Holdings Limited, under the laws of the Republic of Seychelles.

On March 24, 2017, the Board of Directors of Global Equity Partners Plc. approved the assignment and transfer of GE Professionals DMMC to GEP Equity Holdings Limited.

On June 5, 2017, the Company sold 100% of the common stock of Global Equity Partners Plc. to a private citizen of the Kingdom of Thailand. The consideration for the purchase of Global Equity Partners Plc. was the assumption by the purchaser of all liabilities and indebtedness of Global Equity Partners Plc. in the approximate amount of $626,000. At the time of this sale, Global Equity Partners Plc. had assets consisting of common shares of other companies having a book value of approximately $603,000.

GEP Equity Holdings Limited (to be renamed Argentum 47 Consulting Limited) and its subsidiary, GE Professionals DMCC (to be renamed Argentum 47 HR DMCC), are Dubai based firms that provide consulting services, such as corporate restructuring, Exchange Listings, management recruitment and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

On December 12, 2017, we incorporated a United Kingdom company under the name of Argentum 47 Financial Management Limited (“Argentum”). Argentum is a wholly-owned subsidiary of the Company. Argentum was formed to serve as a holding company for the acquisition of United Kingdom based advisory firms. During the next few months, the Company intends to acquire four licensed financial advisory firms, two in U.K. and two in South East Asia. All four currently have an aggregate US$150 million of funds under management.

On January 12, 2018, the Company secured a 12-months fixed price convertible loan, from Xantis Private Equity Fund (Luxembourg), for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date, by issuing common shares at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $400,000 under this credit facility.

On January 12, 2018, the Company secured a 12-months fixed price convertible loan, from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date, by issuing common shares at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $100,000 under this credit policy.

On February 20, 2018, the United Kingdom Financial Conduct Authority approved the eventual change of control of one of the financial advisory firms that will be acquired in the North East of the United Kingdom. This Notice of Change of Control will allow the Company´s UK subsidiary, Argentum 47 Financial Management Limited, and its directors to incur in such acquisition; hence, allow it to legally control and manage the business once acquired.

On March, 29, 2018, we changed our corporate name to Argentum 47, Inc.

Effective April 2, 2018, our trading symbol was changed to ARGQ.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of December 31, 2017, we had 525,534,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of December 31, 2017, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of December 31, 2017, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 2,400,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 2,600,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

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

C.	Results of operations for the years ended December 31, 2017 and 2016:

The Company had revenues amounting to $224,526 and $1,511,178, respectively, for the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016	Changes

Revenue	$224,526	$1,511,178	$(1,286,652)
	$224,526	$1,511,178	$(1,286,652)

The total revenue reduced by $1,286,652 due to the fact that we received $419,365 in equity securities in a private company in exchange for services performed during the comparative year ended December 31, 2016. Also, during comparative year ended December 31, 2016, $276,630 was recognized as revenue from deferred revenue against equity securities received in prior quarters. During the year ended December 31, 2017, we did not receive any such equity securities, which resulted in a decrease in revenues when compared to year ended December 31, 2016. The other reason for not taking on any new clients was that management has been concentrating on implementing its inorganic growth model via acquisition of various financial advisory firms with funds under management.

Following is the breakdown of total revenue for the year ended December 31, 2017, which amounted to $224,526:

a)	$83,638 was received in cash for services performed to different clients.

b)	$30,888 was recognized as revenue for services rendered to different clients, which amount was receivable as at December 31, 2017.

c)	$10,000 was recognized as revenue for services rendered to different clients, which amount was written off as a bed debt during the year ended December 31, 2017.

d)	$100,000 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior years.

The total revenue for the year ended December 31, 2016 amounted to $1,511,178. The breakdown of this amount was as follows:

a)	$419,365 was received in equity securities in a private company in exchange for services performed. The valuation was based on 1,815 common shares valued at CHF 160 or $163.89 per share and 456 common shares valued at CHF 261 or $267.34 per share.

b)	$34,600 was received in equity securities in another private company in exchange for services performed. The valuation was based on 46,133 common shares valued at $0.75 per share.

c)	$276,630 was recognized as revenue from deferred revenue as we performed related services to a client against shares received in prior quarters.

d)	$362,500 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior quarters.

e)	$34,300 was recognized as revenue for services rendered to a couple of clients out of which $21,800 was receivable as at December 31, 2017.

f)	$383,783 was received in cash for services performed to different clients during the year ended December 31, 2017.

For the years ended December 31, 2017 and December 31, 2016, the Company had the following concentrations of revenues with customers:

Customer	Location	December 31, 2017	December 31, 2016
UNI	United Kingdom	0%	12.24%
PDI	United Kingdom	0%	20.46%
QFS	Switzerland	0%	37.06%
INSCX	United Kingdom	0%	2.65%
GPL	Australia	0%	3.97%
UGA	Norway	0%	3.97%
SCL	United Kingdom	4.45%	3.31%
DUO	Sri Lanka	1.69%	7.70%
EEC	Kingdom of Saudi Arabia	24.80%	5.52%
TLF	Kingdom of Saudi Arabia	5.73%	1.32%
VME	Oman	1.92%	1.17%
AGL	United Arab Emirates	1.82%	0.63%
SAC	United Kingdom and Norway	44.54%	0%
FAD	Saudi Arabia	10.10%	0%
FAT	United Arab Emirates	1.89%	0%
OCS	Thailand	3.06%	0%
		100%	100%

The total operating expenditures amounted to $1,451,284 and $1,322,756, respectively, for the years ended December 31, 2017 and 2016. The following table sets forth the Company’s operating expenditure analysis for both years:

	December 31, 2017	December 31, 2016	Change

General and administrative expenses	$165,624	$183,835	$(18,211)
Compensation	1,125,582	825,923	299,659
Professional services	120,729	301,520	(180,791)
Depreciation	9,349	11,478	(2,129)
Bad debt expense	30,000	-	30,000
Total operating expenses	$1,451,284	$1,322,756	$128,528

During the year ended December 31, 2017, total operating expenses increased by $128,528 from the previous year ended December 31, 2016. The increase is mainly due to an increase in the compensation expense because during the year ended December 31, 2017, all of the officers and directors received additional stock based compensation of $432,000 in the form of series C preferred shares. There was no such stock based compensation given during the comparative year ended December 31, 2016. On the other hand, during the year ended December 31, 2017, professional services were decreased by $180,791 when compared to the year ended December 31, 2016 because professional services rendered to our Company are directly linked with revenue generating activities. The management also decided to write off bad debts amounting to $30,000 during the year ended December 31, 2017. There was no such bad debt expense booked during the year ended December 31, 2016.

(Loss) / Income from operations for the years ended December 31, 2017 and 2016 was $(1,226,758) and $188,422, respectively.

The Company´s other income / (expenses), net for the years ended December 31, 2017 and 2016 were $(2,481,583) and $(204,424), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2017	December 31, 2016	Change

Interest expense	$39,952	$-	$(39,952)
Amortization of debt discount	(125,512)	(119,964)	(5,548)
Loss on conversion of notes into common stock	(642,542)	-	(642,542)
Loss on conversion of accrued salaries and accounts payables into common stock, net	-	(1,097)	1,097
Gain on transfer of preferred stock	-	1,454	(1,454)
Gain on sale of subsidiary	23,052	-	23,052
Gain on sale of marketable securities	18,851	-	18,851
Impairment loss on investments at cost	(1,601,336)	-	(1,601,336)
Loss on extinguishment of debt and other liabilities	(113,148)	(83,353)	(29,775)
Exchange rate loss	(996)	(1,464)	468
Total other expenses	$(2,481,583)	$(204,424)	$(2,277,159)

Our total other expenses were increased mainly due to the fact that the Company, out of prudence, fully impaired two of its investment amounting to $1,601,336 during the year ended December 31, 2017. There was no such impairment during the comparative year ended December 31, 2016. In addition, there were various partial conversions of fixed price convertible debt into common stock at a price less than the contractual price that resulted in loss on conversion of notes into common stock of $642,542 during the year ended December 31, 2017. Gain on sale of subsidiary amounting to $23,052 represents the gain arising due the assumption of our former subsidiary´s, Global Equity Partners Plc., liabilities amounting to $626,052 against its assets of $603,000 by a non-affiliated third party under a stock purchase and debt assumption agreement dated June 5, 2017.

The loss before tax for the years ended December 31, 2017 and 2016 amounted to $3,708,341 and $16,002, respectively.

The income tax expense for the years ended December 31, 2017 and 2016 amounted to $2,832 and $0, respectively.

The net loss for the years ended December 31, 2017 and 2016 amounted to $3,711,173 and $16,002, respectively.

The comprehensive loss for the years ended December 31, 2017 and 2016 amounted to $2,529,378 and $16,002, respectively. The Company’s other comprehensive income includes an unrealized fair value gain on available for sale marketable securities amounting to $1,181,675 which was recognized during the year ended December 31, 2017 while revaluing the existing common stock of a reporting entity, held by the Company as at December 31, 2017.

	December 31, 2017	December 31, 2016
Comprehensive income (loss):
Net loss	$(3,711,173)	$(16,002)
Unrealized fair value gain on available for sale marketable securities	1,181,675	-
Gain on foreign currency translation	120	-
Comprehensive (loss) / income	$(2,529,378)	$(16,002)

At December 31, 2017 and December 31, 2016, the Company had 525,534,409 and 374,475,775 common shares issued and outstanding, respectively. The weighted average number of common shares outstanding for the years ended December 31, 2017 and 2016 was 423,709,805 and 732,119,702 common shares, respectively. Hence, the net loss per share at December 31, 2016 and 2016 was $(0.01) and $(0.00), respectively.

D.	Financial condition as at December 31, 2017 and 2016:

Assets:

The Company reported total assets of $2,080,144 and $3,228,442 as of December 31, 2017 and December 31, 2016, respectively. These mainly include our investment in securities of our clients that we received as part of our consulting fees. We had investments at cost of $136 and $3,085,322 as at December 31, 2017 and December 31, 2016, respectively. There was a significant decline in these investments due to the following reasons:

●	The Company sold 10,700,000 common securities of different companies having a book value of $603,000 pursuant to the stock purchase and debt assumption agreement during the year ended December 31, 2017.

●	One of the Company’s investments commenced trading on OTC Markets; hence, we reclassified this investment with an $880,850 cost basis into marketable securities valued at fair market value.

●	During the year ended December 31, 2017, the management fully impaired a couple of investments in common and preferred stock amounting to $1,601,336 due to the fact that the management of both investments was proven non-responsive during the entire third and fourth quarter of 2017.

Our fixed assets include office equipment having a net book value of $2,067 and $10,215 as at December 31, 2017 and December 31, 2016, respectively. Furthermore, our current assets at December 31, 2016 totaled $132,905 and at December 31, 2017, these current assets amounted to $2,077,941 comprised of cash of $5,084, accounts receivable of $30,888, prepaid and other current assets of $12,629 and marketable securities valued at fair value of $2,029,340.

Liabilities:

Our current liabilities at December 31, 2016 totaled $1,814,735. At December 31, 2017, the Company reported its current liabilities amounting to $1,370,944, which represents a decrease of 24%. This reduction was mainly due to the sale of one of our subsidiaries pursuant to a stock purchase and debt assumption agreement whereby a non-affiliated third party assumed all liabilities and indebtedness of the subsidiary sold that amounted to $626,052. All of our liabilities reported at December 31, 2017 are current and mainly include third party debt which is due to various lenders, payables to related parties on account of accrued salaries and expenses and also our, day to day, operational creditors.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at December 31, 2016:

Date of Note	Total Debt	Remarks
October 9, 2013	$411,272	Non-convertible and non-collateralized
October 17, 2013	480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
July 1, 2016*	47,353	Fixed price convertible and non-collateralized
August 25, 2016	153,333	Non-convertible and non-collateralized
October 13, 2016	114,583	Non-convertible and non-collateralized
December 6,2016	132,083	Non-convertible and non-collateralized
Balance, December 31, 2016	$1,376,596

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Total Debt	Remarks
October 17, 2013	480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
June 5, 2017	248,737	Fixed price convertible and non-collateralized
August 9, 2017	73,386	Fixed price convertible and non-collateralized
November 6, 2017	26,344	Non-convertible and non-collateralized
November 15, 2017	79,857	Convertible and non-collateralized
Balance, December 31, 2017	$946,295

Stockholder’s Equity:

At December 31, 2016, the Company had stockholders´ equity of $1,413,707. At December 31, 2017, the Company had stockholders´ equity of $709,200. We reported accumulated other comprehensive income of $1,181,795 and $0 as at December 31, 2017 and December 31, 2016, respectively. This represented the unrealized fair value gain on available for sale marketable securities which was recorded while revaluing the existing common stock of a reporting entity held by the Company as at December 31, 2017.

The Company had 525,534,409 and 374,475,775 common shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively. The Company also had issued and outstanding 45,000,000 Series “B” convertible preferred shares as at December 31, 2017 and December 31, 2016. The Company further had issued and outstanding 2,400,000 and -0- Series “C” convertible preferred shares as at December 31, 2017 and December 31, 2016, respectively.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,711,173 and net cash used in operations of $293,519 for the year ended December 31, 2017; and accumulated deficit of $10,914,391 as of December 31, 2017. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients; and
b)	Consummating and executing on current engagements; and
c)	Continuing to raise capital funding for acquisition and growth; and
d)	Acquiring and managing various financial advisory firms located around the globe.

The Company secured two funding agreements in January of 2018, one with Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (approximately $2.68 million) and another with William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for up to a further 2,000,000 Great Britain Pounds (approximately $2.68 million). The Company has a right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days.

The Company intends to commence acquiring four licensed financial advisory firms with funds under management during the month of April 2018, two of which are based in the United Kingdom and the other two in Malaysia. All four advisory firms currently have an aggregate US$150 million of funds under management, non-binding letters of intent have already been agreed and signed, the two year financial statement audits are almost complete and the acquisition documents for all four intended acquisitions are currently being drawn up by legal counsel in the UK and in Malaysia, respectively. Each acquisition will form part of the newly incorporated subsidiary called Argentum 47 Financial Management Limited. These acquisitions will be, in essence, the acquisition of stable and long term recurring and non-recurring revenues.

Once the Company acquires these initial four financial advisory firms, it intends to continue growing in 2018 and 2019 by acquiring more financial advisory firms, three of which have been identified.

The Company intends to assist with listing the shares of its client Blackstone Natural Resources SA, via a reverse merger into an already publicly traded US company, during the coming months.

The Company has gained a significant number of new clients in 2017, most of which are related to our Human Resources division, Kingsman James, in Dubai.

In December 2017, the Company announced that it had executed a legally binding agreement whereby Mammoth Corporation agreed to suspend further conversion of debt into equity and receive the remaining outstanding debt in six equal and manageable payments commencing January 15, 2018 and ending June 15, 2018. Subject to the agreement, we agreed to allow Mammoth Corporation to execute one final conversion into equity, as it was their contractual right to do so anyway. In order to mitigate this final conversion, both parties agreed that Mammoth Corporation would be limited to a dribble-out and only be able to sell at a maximum rate of 15% of the Company´s daily trading volume. This dribble-out selling limitation should inherently allow the Company´s common stock to continue to trade unencumbered.

Any short fall in our projected operating revenues will be covered by:

●	The cash retainer fees and cash success fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving short term loans from one or more of our directors even though at the present time, we do not have verbal or written commitments from any of our directors to lend us money.

●	Continuing to receive capital funding from Xantis Private Equity Fund and William Marshal Plc.

●	Liquidating (selling), when necessary, part or all of our investments and/or Marketable Securities.

F.	Business Development:

To date, we have 8 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth:

FUTURE PLANS

MILESTONES FOR 2018-2019:

To date, we have 8 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange OTC Markets or seeking funding for acquisition and growth or seeking Human Resources Recruitment services:

No.	Company	Sector	Location
1	Emaar	Construction - Dubai Government Entity	Kingdom of Saudi Arabia
2	Graphite Resources (DEP) Ltd	Waste to Energy	United Kingdom
3	Blackstone Natural Resources SA	Natural Resources	BVI
4	Ali Group MENA FZ-LLC	Hospitality	United Arab Emirates
5	Fly-A-Deal	Travel	Kingdom of Saudi Arabia
6	Falcon Eye Technology	Construction and System Integrators	United Arab Emirates
7	Veolia Middle East	Waste to Energy	Oman
8	OCS ROH	Facilities Management	Thailand

Our specific plan of operations and milestones through March 2019 are as follows:

ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER MANAGEMENT:

Initially, the Company intends to acquire four licensed financial advisory firms with funds under management on or before April 15, 2018, two of which are based in the United Kingdom and the other two in Malaysia. All four currently have an aggregate US$150 million of funds under management. These targeted acquisitions have been identified, non-binding letters of intent have already been agreed and signed and their two-year financial statement audits are almost complete. Each acquisition will form part of the newly incorporated subsidiary called Argentum 47 Financial Management Limited. These acquisitions will be, in essence, the acquisition of stable and long term recurring and non-recurring revenues.

Once the Company acquires these initial four financial advisory firms, during 2018 and 2019, it intends to continue growing by acquisition by way of acquiring more financial advisory firms that already have been identified.

The acquisition of these entities will open up a new controlled network for the services of:

●	New capital markets clients.

●	Distribution of new funds / products.

●	Maximizing the current books of business being bought.

●	Expand both the Malaysian and United Kingdom business via more financial advisors.

●	Expand the Isle of Man advisory firm by making its offering to a wider audience on a global basis.

●	Overlay the Isle of Man products into our own network of acquisitions.

DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES:

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain Registered and Regulated Investment Houses and Funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Austria.

●	Various Financial Institutions and also Investment Banks based in Dubai.

●	Certain Private Banks based in Amsterdam, Luxembourg and Zurich.

●	Various Family Offices in Dubai.

●	Various introducers to capital based on the East and West Coast of the US.

●	Various introducers to capital based in Singapore and Hong Kong.

●	Various South East Asian financial partners and introducers to new business.

We intend to develop relationships with further six “introducers” to potential new business for the Company within the next 12 months.

REBRANDING OF OUR ENTIRE CORPORATE STRUCTURE:

We intend to rebrand our business and analyze our entire corporate structure. We will adapt the new brand towards the Financial Advisory firms that we will acquire and ensure a uniform image of our corporate structure including new websites and email addresses for all companies within our structure. The reporting structures of each subsidiary will also be examined for maximum effect. In due course, we will change the name of GEP Equity Holdings Limited and GE Professionals DMCC to Argentum 47 Consulting Limited and Argentum 47 HR DMCC, respectively.

EXPAND OUR HUMAN RESOURCES DEPARTMENT IN DUBAI – KINGSMAN JAMES:

The Company created an in-house human resources department called “Kingsman James” (http://kingsmanjames.com) with a view to be able to provide its existing clients and other new clients with the possibility of restructuring their companies’ management with seasoned professionals, if required. We intend to continue expanding this human resources department throughout the next 12 months.

EXPAND OUR NETWORK OF CONTACTS WITHIN THE INVESTMENT COMMUNITY:

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

FURTHER EXPAND OUR RANGE OF BUSINESS AND CONTACTS:

We will explore alternative methods of servicing our clients by utilizing contacts already made in Europe to allow us to offer a wider service to our current and future clients. We will have a focus on Singapore, United Kingdom and Canada for this expansion

NEW OFFICES:

Once we have acquired the initial four Financial Advisory firms in the United Kingdom and Malaysia, we will have four offices in total, one in Dubai, one in the Isle of Man, one in Kuala Lumpur (Malaysia) and the other in the North East of the UK. In due course, during 2018, we will also open a central office in London (UK). In addition, we are exploring the expansion of our Kuala Lumpur operation to open an office in Bangkok, Thailand where we have an opportunity to attract several financial advisors under our licensed Malaysian brand

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. During our assessment of our internal control over financial reporting as of December 31, 2017, no material weaknesses were found.

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

The names, addresses, ages and positions of our current officers, directors and key employees are set forth below:

		First Year
Name	Age	as Director	Position

Peter James Smith	49	2010	President, Chief Executive Officer and Director

Enzo Taddei	45	2011	Chief Financial Officer, Secretary and Director

The persons named above were elected to hold their offices until the next annual meeting of our stockholders.

PETER JAMES SMITH - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Smith has served as the President, Chief Executive Officer and Director of the Company since December 31, 2010. In 1993, he created an international financial services company in the Middle East and Asia, named Belgravia Financial Management, and served as the Chief Executive Officer of that firm until he resigned in May 2006. Between 1993 and May 2005, he built Belgravia Financial Management to 23 global offices, 5 country licenses, a Company with $2.2 billion under financial management. Mr. Smith has extensive experience with over 13 years dealing with financial advisory and financial management entities and has previously performed 11 acquisitions in this space and successfully amalgamated these acquisitions into one highly profitable company, ultimately vending into an OTCBB company called Tally Ho Ventures. In 2006, Mr. Smith resigned from his position as Chief Executive Officer of Tally Ho Ventures, Inc. Tally Ho Ventures, Inc. subsequently changed its name to Premier Wealth Management, Inc. on September 26, 2007. Mr. Smith first qualified as a stockbroker in London in 1986 with Rensburg and Co. He then moved on to the London Traded Options Market where he passed his LTOM open outcry examinations to become an options trader for a subsidiary of ABN Amro bank

ENZO TADDEI - CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR

Mr. Taddei was appointed as our Chief Financial Officer and a member of our Board of Directors on September 1, 2011. In addition to being a qualified accountant and tax consultant by profession, Mr. Taddei is proficient in three languages: English, Spanish and Italian. He obtained a Degree in Economics from EADE University in Malaga (Spain) in 1998 and also a Bachelor in Business Administration (BBA) from the University of Wales in 1996. He also holds a Masters´ Degree in Spanish and International Taxation granted to him by EADE University in Malaga (Spain) in 2000.

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

DIRECTOR QUALIFICATIONS

We do not have a formal policy regarding director qualifications. In the opinion of Peter J. Smith, our President and majority shareholder, Mr. Taddei and he have sufficient business experience and integrity to carry out the Company’s plan of operations. Messrs. Smith and Taddei recognize that the Company will have to rely on professional advisors, such as attorneys and accountants with public company experience to assist with compliance with Exchange Act reporting and corporate governance matters.

DIRECTORSHIPS

Not applicable.

AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships between or among or officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

On September 2, 2011, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website at http://www.arg47.com in the “Governance” section. We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the “Governance” section of our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiaries to our executive officers and directors of the Company for services rendered during the periods indicated below. We have included Patrick Dolan’s compensation numbers for prior years; however, he resigned from his Directorship effective March 29, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus / Other compensation ($)	Note	Stock Awards ($)	Note	All other stock compensation (s)	Note	Total ($)
	2017	$210,000	(1)	$-		$-		$180,000		$390,000
Peter J. Smith	2016	$210,000	(2)	$26,233	(3)	$-		$-		$236,233
President, Chief	2015	$198,450	(4)	$131,178	(5)	$-		$-		$331,628
Executive Officer & Director
	2017	$210,000	(6)	$-		$-		$180,000		$390,000
Enzo Taddei	2016	$210,000	(7)	$25,200	(8)	$-		$-		$235,200
Chief Financial	2015	$198,450	(9)	$45,000	(10)	$-		$-		$243,450
Officer, Secretary & Director
Patrick V. Dolan	2017	$48,000	(11)	$10,000	(12)	$-		$72,000		$130,000
Director	2016	$111,050	(13)	$-		$-		$-		$111,050
	2015	$132,300	(14)	$-		$-		$-		$132,300

(1)

Represents $32,054 paid in cash, $96,497 was accrued, but unpaid, at December 31, 2017, and $81,449 of the 2017 salary and $18,551 of the 2016 accrued salary was converted into 1,000,000 shares of the Company’s series “C” preferred stock.

(2)	Represents $77,841 paid in cash, $18,551 was accrued, but unpaid, at December 31, 2016, and $113,608 of the 2016 salary and $58,294 of the 2015 accrued salary was converted into 8,220,120 shares of the Company’s common stock (restricted).

(3)	This $26,333 represents personal rent on Mr. Smith’s Dubai apartment, which was paid in cash by the Company. This obligation ended on September 30, 2016.

(4)	Represents $151,374 paid in cash, $51,044 was accrued, but unpaid at December 31, 2015, and $86,311 of the 2015 salary and $19,745 of the accrued 2014 salary was converted into 42,127,492 shares of the Company’s common stock (restricted).

(5)	This $133,718 represents personal rent on Mr. Smith’s Dubai apartment, which was paid in cash by the Company.

(6)	Represents $29,197 paid in cash, $98,303 was accrued, but unpaid, at December 31, 2017, and $82,500 of the 2017 salary and $17,500 of the 2016 accrued salary was converted into 1,000,000 shares of the Company’s series C preferred stock.

(7)	Represents $86,272 paid in cash and $17,500 was accrued, but unpaid, at December 31, 2016. $106,228 of the 2016 salary and $59,206 of the accrued 2015 salary was converted into 7,896,697 shares of the Company’s common stock (restricted).

(8)	Represents $25,200 that was converted into 1,260,000 shares of the company’s common stock (restricted).

(9)	Represents $112,714 paid in cash and $59,206 was accrued, but unpaid, at December 31, 2015.

(10)	Paid in cash.

(11)

Represents $2,000 paid in cash and $16,000 was accrued, but unpaid, at December 31, 2017, $3,999 of the 2016 accrued salary was paid in cash, and $30,000 of the 2017 salary was converted into 300,000 shares of the Company’s series “C” preferred stock.

(12)	Represents $10,000 that was converted into 100,000 shares of the company’s series “C” preferred stock.

(13)	Represents $53,199 paid in cash and $3,999 was accrued, but unpaid, at December 31, 2016, and $53,852 of the 2016 salary and $42,625 of the 2015 accrued salary was converted into 4,823,863 shares of the Company’s common stock (restricted). Effective October 1, 2016, the Company modified the employment contract with Mr. Dolan whereby his annual salary was reduced from $132,000 to $48,000.

(14)	Represents $66,391 paid in cash and $42,625 was accrued, but unpaid, at December 31, 2015. $76,984 of the 2015 accrued salaries and $41,215 of the 2014 accrued salary was converted into 46,951,070 shares of the Company’s common stock (restricted).

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

(b)

If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i) continue to pay a sum equivalent to five years’ annual salary via the life assurance scheme to be put in within the year 2018.

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

(b)

If Employer terminates this Agreement by reason of the Disability of Employee or if this Agreement is automatically terminated upon the Death of Employee pursuant to Section 3(b), Employee or his estate shall be entitled to receive, and Employer shall make, the following severance payments:

(i) continue to pay a sum equivalent to five years’ annual salary via the life assurance scheme to be put in within the year 2018.

5.	COMMISSION INCENTIVES

The company agreed to pay a cash bonus equivalent to 6% of the gross cash success fees that the Company receives during the term of the employment agreement

STOCK OPTION AND OTHER COMPENSATION PLANS.

Aside from the employment agreements with Messrs., Smith and Taddei, the Company currently does not have a stock option or any other compensation plan and we do not have any plans to adopt one in the near future.

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

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Notes	Percent of Class

Common Stock	Peter J. Smith,	379,122,645	1,2	47.99%
	London, United Kingdom.

Common Stock	Enzo Taddei,	335,325,000	1,3	38.95%
	Dubai, UAE.

Common Stock	Patrick V. Dolan	92,608,267	1,4	15.05%
	Liverpool, United Kingdom.

Common Stock	Mammoth Corporation	33,454,300	5	6.37%
	Chicago, USA

(1)	The numbers and percentages set forth in these columns are based on 525,534,409 shares of Common Stock outstanding on March 30, 2018, and the shareholder’s respective beneficial ownership of 45,000,000 shares of Series “B” Preferred Stock and 2,400,000 shares of Series “C” Preferred Stock outstanding. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days. On the date of this Annual Report, each share of Series B Preferred Stock has 10 votes on all matters brought before meetings of shareholders and each share of Series C Preferred Stock has 100 votes on all matters brought before meetings of shareholders.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive or voting power over, these shares. Mr. Smith is the direct beneficial owner of 114,705,145 shares of Common Stock. Mr. Smith owns 16,467,500 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Smith owns 1,000,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive or voting power over, these shares. Mr. Taddei owns 23,532,500 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Taddei owns 1,000,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders. Mr. Taddei does not own any shares of Common Stock.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan is the direct beneficial owner of 2,608,267 shares of Common Stock. Mr. Dolan owns 5,000,000 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Dolan owns 400,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders.

(5)	Mammoth Corporation is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(b) Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Peter J. Smith	379,122,645	(1)	47.99%

Common Stock	Enzo Taddei	335,325,000	(2)	38.95%

(1)	See footnote 2 under table in (a), above.

(2)	See footnote 3 under table in (a), above.

Security ownership of certain beneficial owners of our Series “B” Preferred Stock by our named executive officers and all other persons who own our Series “B” Preferred Stock:

Name of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Peter J. Smith
(President, Director and 5% or more beneficial owner)	16,467,500	(2)	36.59%

Enzo Taddei	23,532,500	(3)	52.29%
(Chief Financial Officer, Director and 5% or more beneficial owner)

Patrick V. Dolan	5,000,000	(4)	11.12%

All officers and directors as a group (two persons)	45,000,000		100.00%

(1)	The numbers and percentages set forth in these columns are based on 45,000,000 shares of Series “B” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of shares of Series “B” Preferred Stock outstanding.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan resigned his Directorship effective March 29, 2018.

Security ownership of certain beneficial owners of our Series “C” Preferred Stock by our named executive officers and all other persons who own our Series “C” Preferred Stock:

Name of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Peter J. Smith
(President, Director and 5% or more beneficial owner)	1,000,000	(2)	41.66%

Enzo Taddei	1,000,000	(3)	41.66%
(Chief Financial Officer, Director and 5% or more beneficial owner)

Patrick V. Dolan	400,000	(4)	16.66%

All officers and directors as a group (two persons)	2,400,000		100.00%

(1)	The numbers and percentages set forth in these columns are based on 2,400,000 shares of Series “C” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of shares of Series “C” Preferred Stock outstanding.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan formally resigned his Directorship effective March 29, 2018.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We paid our auditors, Salberg & Company PA, an aggregate of $29,000 for the audit of our annual financial statements for the year ended December 31, 2017 and quarterly reviews for three quarters.

We paid Salberg & Company PA a fee of $29,000 for the audit of our annual financial statements for the year ended December 31, 2016 and quarterly reviews for three quarters.

2)	Audit-Related Fees: During fiscal years ended December 31, 2017 and 2016, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: During the fiscal years ended December 31, 2017 and 2016, our auditors did not receive any fees for tax related services.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2017 and 2016 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

Financial statements for Argentum 47, Inc. listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

(a) (2) Financial Statement Schedule

Financial Statement Schedule for Argentum 47, Inc. listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

(a) (3) See the “Index to Exhibits” set forth below.

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Financial Statements

December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Argentum 47, Inc. (Formerly known as Global Equity International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Argentum 47, Inc. (formerly known as Global Equity International, Inc.). and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss and cash used in operations of $3,711,173 and $293,519, respectively in 2017 and has an accumulated deficit of $10,914,391, at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2015.

Boca Raton, Florida

April 6, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets

Current Assets
Cash & cash equivalents	$5,084	$66,523
Accounts receivable	30,888	21,800
Marketable securities at fair value	2,029,340	-
Prepaids	5,256	35,788
Other current assets	7,373	8,794
Total current assets	2,077,941	132,905

Investments at cost	136	3,085,322

Fixed assets, net	2,067	10,215

Total assets	$2,080,144	$3,228,442

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$177,802	$172,538
Accrued contingencies and penalties	5,000	196,509
Accounts payable and accrued liabilities - related parties	238,965	53,748
Income tax payable	2,832	-
Deferred revenue	-	200,000
Accrued interest	204,461	304,569
Notes payable - net of discount of $0 and $70,000, respectively	340,673	840,018
Fixed price convertible notes payable - net of discount of $5,389 and $2,647, respectively	401,211	47,353
Total current liabilities	1,370,944	1,814,735

Total liabilities	$1,370,944	$1,814,735

Commitments and contingencies (Note 12)

Stockholders’ Equity

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 2,400,000 and 0 shares issued and outstanding, respectively.	2,400	-
Common stock: 950,000,000 shares authorized; $0.001 par value: 525,534,409 and 374,475,775 shares issued and outstanding, respectively.	525,534	374,476
Additional paid in capital	9,868,862	8,197,449
Accumulated deficit	(10,914,391)	(7,203,218)
Accumulated other comprehensive income	1,181,795	-
Total stockholders’ equity	709,200	1,413,707

Total liabilities and stockholders’ equity	$2,080,144	$3,228,442

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended,
	December 31, 2017	December 31, 2016

Revenue	$224,526	$1,511,178

General and administrative expenses	165,624	183,835
Compensation	1,125,582	825,923
Professional services	120,729	301,520
Depreciation	9,349	11,478
Bad debt expense	30,000	-
Total operating expenses	1,451,284	1,322,756

(Loss) / income from operations	$(1,226,758)	$188,422

Other income (expenses):
Interest expense	$(39,952)	$-
Amortization of debt discount	(125,512)	(119,964)
Loss on conversion of accrued salaries and accounts payables into common stock, net	-	(1,097)
Gain on transfer of preferred stock	-	1,454
Gain on sale of subsidiary	23,052	-
Gain on sale of marketable securities	18,851	-
Impairment loss on investments at cost	(1,601,336)	-
Loss on conversion of notes into common stock	(642,542)	-
Loss on extinguishment of debt and other liabilities	(113,148)	(83,353)
Exchange rate loss	(996)	(1,464)
Total other expenses	(2,481,583)	(204,424)

Loss before income tax	$(3,708,341)	$(16,002)

Income tax expense	2,832	-

Net loss	$(3,711,173)	$(16,002)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	423,709,805	732,119,702

Comprehensive income (loss):
Net loss	$(3,711,173)	$(16,002)
Unrealized fair value gain on available for sale marketable securities	1,181,675	-
Gain on foreign currency translation	120	-
Comprehensive loss	$(2,529,378)	$(16,002)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2017 and 2016

									Accumulated
	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income /(Loss)	Equity

Balance - December 31, 2015	-	$-	-	$-	776,165,973	$776,166	$6,934,493	$(7,187,216)	$-	$523,443

Common stock issued for accrued salaries and accounts payable	-	-	-	-	25,833,255	25,833	505,181	-	-	531,014

Common stock issued as partial conversion of a loan note	-	-	-	-	6,667,647	6,668	106,682	-	-	113,350

Common stock issued as exchange fee for loan notes	-	-	-	-	4,000,000	4,000	65,898	-	-	69,898

Common stock issued for cash subscription	-	-	-	-	10,000,000	10,000	125,000	-	-	135,000

Common stock issued for services provided	-	-	-	-	1,808,900	1,809	29,251	-	-	31,060

Common stock exchanged with series “B” convertible preferred stock	45,000,000	45,000	-	-	(450,000,000)	(450,000)	405,000	-	-	-

Beneficial conversion feature recorded on a loan note	-	-	-	-	-	-	25,944	-	-	25,944

Net loss	-	-	-	-	-	-	-	(16,002)	-	(16,002)

Balance - December 31, 2016	45,000,000	$45,000	-	$-	374,475,775	$374,476	$8,197,449	$(7,203,218)	$-	$1,413,707

Series “C” convertible preferred stock issued as partial conversion of accrued salaries	-	-	2,400,000	2,400	-	-	669,600	-	-	672,000

Common stock issued as partial conversion of loan notes	-	-	-	-	151,058,634	151,058	953,059	-	-	1,104,117

Beneficial conversion feature recorded on loan notes	-	-	-	-	-	-	48,754	-	-	48,754

Net loss	-	-	-	-	-	-	-	(3,711,173)	-	(3,711,173)

Unrealized fair value gain on available for sale marketable securities	-	-	-	-	-	-	-	-	1,181,675	1,181,675

Gain on foreign currency translation	-	-	-	-	-	-	-	-	120	120

Balance - December 31, 2017	45,000,000	$45,000	2,400,000	$2,400	525,534,409	$525,534	$9,868,862	$(10,914,391)	$1,181,795	$709,200

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Cash Flows

	For the years ended,
	December 31, 2017	December 31, 2016

Cash flows from operating activities
Net loss	$(3,711,173)	$(16,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,349	11,478
Securities paid for services	-	20,568
Securities received as payment for services and deferred securities recorded as revenues	-	(730,595)
Stock compensation	432,000	31,060
Gain on transfer of preferred stock	-	(1,454)
Loss on conversion of accrued salaries and accounts payables into common stock, net	-	1,097
Loss on conversion of notes into common stock	642,541	-
Loss on extinguishment of debt and other liabilities	113,148	83,353
Amortization of debt discount	125,512	119,964
Gain on sale of subsidiary	(23,052)	-
Gain on sale of marketable securities	(18,851)	-
Impairment loss on investments at cost	1,601,336	-
Bad debts	30,000	-
Premium on stock settled debt	28,538	-

Changes in operating assets and liabilities:
Accounts receivable	(39,088)	(21,800)
Prepaids	30,532	50,610
Other current assets	870	(812)
Accounts payable and accrued liabilities	146,717	69,997
Accrued contingencies and penalties	(1,361)	11,853
Accounts payable and accrued liabilities - related parties	425,217	309,155
Income tax payable	2,832	-
Deferred revenue	(100,000)	(362,500)
Accrued interest	11,414	-

Net cash used in operating activities:	$(293,519)	$(424,028)

Cash Flows used in investing activities:
Office furniture and equipment, net	(1,201)	(1,612)
Marketable securities at fair value	52,036	-

Net cash provided by / (used in) investing activities	$50,835	$(1,612)

Cash flows from financing activities:
Proceeds from loans - related parties	49,130	5,974
Repayment of loans - related parties	(49,130)	(5,974)
Proceeds from issuance of common stock	-	135,000
Proceeds from notes payable	181,125	450,000
Repayment of notes payable	-	(135,000)

Net cash provided by financing activities	$181,125	$450,000

Net increase in cash	$(61,559)	$24,360

Effect of Exchange Rates on Cash	120	-

Cash at Beginning of Year	$66,523	$42,163

Cash at End of Year	$5,084	$66,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into common stock	$461,576	$113,350
Debt discount and issuance costs recorded on notes payable	$58,254	$180,944
Accounts payable and accrued salaries settled in preferred / common stock	$240,000	$529,915
Cancellation of common stock in exchange for series B preferred stock	$-	$(450,000)
Liabilities transferred, net of assets sold in subsidiary sale	$23,052	$-

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 - Organization and Nature of Operations

Argentum 47, Inc., formerly Global Equity International Inc. (the “Company” or “ARG”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. On November 15, 2010, GEP executed a reverse recapitalization with ARG. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, ARG incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEP EH”), under the laws of the Republic of Seychelles. On March 14, 2017, the Company´s board of directors unanimously voted to transfer the ownership of GE Professionals DMCC (Dubai) to GEP EH. On June 5, 2017, the Company sold 100% of the issued and outstanding common stock of its GEP to a citizen of the Republic of Thailand by entering into a Stock Purchase and Debt Assumption Agreement (See Note 5). On December 12, 2017, ARG incorporated another wholly owned subsidiary, called Argentum 47 Financial Management Limited (“Argentum”), under the Companies Act 2006 of England and Wales as a private limited company.

On March 29, 2018, the Company formally changed its name from Global Equity International, Inc. to Argentum 47, Inc.

The Company´s consolidated annual revenues are entirely generated from business consulting services and employment placement services.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,711,173 and net cash used in operations of $293,519 for the year ended December 31, 2017; and accumulated deficit of $10,914,391 as of December 31, 2017. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients, and
b)	Consummating and executing current engagements, and
c)	Continuing to receive fixed funding, via equity or debt, for acquisition and growth; and
d)	Acquiring and managing various financial advisory firms with funds under management located around the globe. The Company intends to commence acquiring four licensed financial advisory firms with funds under management during the month of April 2018, two of which are based in the United Kingdom and the other two in Malaysia. All four advisory firms currently have an aggregate US$150 million of funds under management, non-binding letters of intent have already been agreed and signed, the two year financial statement audits are almost complete and the acquisition documents for all four intended acquisitions are currently being drawn up by legal counsel in the UK and in Malaysia, respectively. These acquisitions will be, in essence, the acquisition of stable and long-term recurring and non-recurring revenues. Once the Company acquires these initial four financial advisory firms, during 2018 and 2019, it intends to continue growing by way of acquiring more financial advisory firms.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (ARG) is the parent company of its two 100% subsidiaries called GEP Equity Holdings Limited (GEP EH) and Argentum 47 Financial Management Limited (Argentum). Up to June 5, 2017, ARG also owned 100% shareholding of a subsidiary called Global Equity Partners Plc., date that the subsidiary was sold pursuant to a stock purchase and debt assumption agreement. GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying financial statements include allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation of fixed assets, valuation allowance on deferred tax assets, derivative valuations and equity valuations for non-cash equity grants.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, the Company had no cash equivalents.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at December 31, 2017 and 2016. However, there were direct write-offs of $30,000 during the year ended December 31, 2017.

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s Dubai subsidiary is the Arab Emirates Dirham (AED) and the functional currency of the Company’s UK subsidiary is Great Britain Pounds (GBP). All foreign currency balances and transactions are translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency transactions are included in the non-operating income or expenses of the statement of operations.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded a permanent impairment of $1,601,336 during the year ended December 31, 2017.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Revenue Recognition

We recognize revenue from the services we provide, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

All revenues are generated from clients whose operations are based outside of the United States. For the years ended December 31, 2017 and 2016, the Company had the following concentrations of revenues with customers:

Customer	Location	December 31, 2017	December 31, 2016

UNI	United Kingdom	0%	12.24%
PDI	United Kingdom	0%	20.46%
QFS	Switzerland	0%	37.06%
INSCX	United Kingdom	0%	2.65%
GPL	Australia	0%	3.97%
UGA	Norway	0%	3.97%
SCL	United Kingdom	4.45%	3.31%
DUO	Sri Lanka	1.69%	7.70%
EEC	United Arab Emirates	24.80%	5.52%
TLF	United Arab Emirates	5.73%	1.32%
VME	Oman	1.92%	1.17%
AGL	United Arab Emirates	1.82%	0.63%
SAC	United Kingdom and Norway	44.54%	0%
FAD	Saudi Arabia	10.10%	0%
FAT	United Arab Emirates	1.89%	0%
OCS	Thailand	3.06%	0%
		100%	100%

At December 31, 2017 and 2016, the Company had the following concentrations of accounts receivables with customers:

Customer	December 31, 2017	December 31, 2016

PDI	0%	91.74%
DUO	5.18%	8.26%
EEC	94.82%	0%
	100%	100%

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the years ended December 31, 2017 and 2016:

Balance, December 31, 2015	$839,130
New payments received during the year	120,000
Cash deferred revenue recognized as revenue during the year	(482,500)
Securities deferred revenue recognized as revenue during the year	(276,630)
Balance, December 31, 2016	$200,000
New payments received during the year	-
Cash deferred revenue recognized as revenue during the year	(100,000)
Deferred revenue eliminated due to the stock purchase and debt assumption agreement (See Note 5)	(100,000)
Balance, December 31, 2017	$-

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill, which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent. The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest related to income tax positions for the years ended December 31, 2017 and 2016.

At December 31, 2016, we accrued an IRS fine of $10,000 plus $492 of interest on account of a late filing of our 2013 IRS Form 5472 Tax Return. After appealing this fine to IRS Appeals Office, this fine of $10,492 was abated in full. We were further subjected to a fine of $10,000 on account of late filing fee of our 2014 IRS form 5472 Tax Return which was also reduced by 50% due to timely submission of subsequent year tax returns. Hence, during the year ended December 31, 2017, we accrued $5,000 as a provision for late filing fee for 2014 IRS Form 5472 Tax Return. (See Note 8(b))

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for the 2015, 2016 and 2017 tax years.

The Company’s two subsidiaries, Global Equity Partners Plc. (sold and ceased to be a subsidiary on June 5, 2017) and GEP Equity Holdings Limited, were incorporated under the laws of the Republic of Seychelles (“Seychelles”). A company is only subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. None of these two subsidiaries did business in Seychelles for the years ended December 31, 2017 and 2016, and do not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2017 and 2016. All business activities were performed by GEP Equity Holdings Limited in Dubai for the years ended December 31, 2017 and December 31, 2016. Dubai does not have an income tax. Newly incorporated UK subsidiary, Argentum 47 Financial Management Limited, was incorporated under the laws of England and Wales On December 12, 2017. There was no business transacted from this subsidiary in 2017, hence there is no income tax impact during the year ended December 31, 2017.

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at December 31, 2017 and December 31, 2016, the Company had common stock equivalents of 45,828,807 and 2,941,176 common shares respectively, in the form of convertible notes, which, if converted, would be dilutive. See Note 8(F). These common stock equivalents were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive due to the net losses.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2017	December 31, 2016
Level 1 –Marketable Securities – Recurring	$2,029,340	$-
Level 3 – Non-Marketable Securities – Non-recurring	$136	$3,085,322

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publically traded companies. The valuation of these securities is based on quoted prices in active markets.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Changes in Level 1 marketable securities measured at fair value for the year ended December 31, 2017 were as follows:

Balance, December 31, 2016	$-
Securities transferred from long term investments valued at cost	880,850
Unrealized gains (losses) recorded during the year	1,181,675
Sales and settlements during the year	(33,185)
Balance, December 31, 2017	$2,029,340

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

Changes in Level 3 assets measured at fair value for the years ended December 31, 2017 and 2016 were as follows:

Balance, December 31, 2015	$2,650,471
Realized and unrealized gains (losses)	-
Securities received for services during the year	453,965
Sales and settlements during the year	(19,114)
Balance, December 31, 2016	3,085,322
Securities received for services during the year	-
Sales as part of stock purchase agreement (See Note 5)	(603,000)
Securities transferred to marketable securities	(880,850)
Impairment loss	(1,601,336)
Balance, December 31, 2017	$136

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Recent Accounting Pronouncements

There are no new accounting pronouncements that we expect to have an impact on the Company’s financial statements other than discussed below:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle-based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to defer the effective date of this guidance by one year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations, which clarifies how an entity determines if it is a principal or an agent for each specified good or service promised to the customer, the nature of each specified good or service, and how an entity that is principal obtains control of a good and service provided by another party involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the guidance related to whether goods or services are distinct within the context of contract and therefore a performance obligation and the timing and pattern of revenue recognition for IP licenses. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and added some practical expedients. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements, which provides clarifying guidance in certain technical areas. The standard and related amendments will be effective for financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original date of financial statements issued by public companies for interim and annual reporting periods beginning after December 16, 2017. After evaluating the potential impact of this guidance on our consolidated financial statements, management believes that there would be no material effect.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the year ended December 31, 2017, hence there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The Company recorded a gain of $23,052 in connection with this transaction which is included in other income (expenses) in the Consolidated Statement of Operations for the year ended December 31, 2017. The book values of assets sold and liabilities transferred are presented below:

Liabilities assumed by the purchaser
Accounts payable	$114,780
Deferred revenue	100,000
Accrued liabilities	184,656
Accrued interest	106,196
Note Payable	120,420
$626,052

Less: Assets transferred to the acquirer (as stated above)	$603,000

Net gain on sale of subsidiary	$23,052

Note 6 – Investments

A. Marketable Securities at Fair Value

During the year ended December 31, 2017, one of the Company’s investments commenced trading on OTC Markets; hence, we reclassified this investment of 3,481,133 common shares amounting to $880,850 to marketable securities. During the year ended December 31, 2017, the Company sold 98,900 common shares of this particular investment at various fair values recognizing a gain on sale of investment of $18,851. At December 31, 2017, the Company revalued the remaining 3,382,233 common shares at their quoted market price of $0.60 per share, $2,029,340; hence, recording an unrealized gain of $1,181,675 into accumulated other comprehensive income, a component of equity.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

B. Investments at Cost

The Company, through its subsidiary GEP Equity Holdings Limited, holds following common equity securities in private and reporting companies as at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Company	No. of Shares	Book value	No. of Shares	Book value	Status
M1 Lux AG	-	$-	2,000,000	$-	Private Company
Monkey Rock Group Inc.	-	-	1,500,000	-	Reporting Company – OTC
Voz Mobile Cloud Limited	-	-	3,200,000	-	Private Company
Arrow Cars International Inc.	-	-	3,000,000	3,000	Private Company
Direct Security Integration Inc.	-	-	400,000	-	Private Company
Primesite Developments Inc.	5,006,521	-	5,606,521	1,781,521	Private Company
Duo World Inc.	-	-	3,481,133	880,850	Reporting Company – OTC
Quartal Financial Solutions AG	2,271	-	2,271	419,365	Private Company
	5,008,792	$-	19,189,925	$3,084,736

The Company, through its subsidiary GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	136,600	$136	136,600	$136	Reporting Company – OTC
Primesite Developments Inc.	450,000	-	450,000	450	Private Company
	586,600	$136	586,600	$586

On February 8, 2016, the Company entered into an agreement with Yenom (Pvt.) Limited (“Yenom”) whereby it was agreed that the Company would pay an equity commission to Yenom for the introduction of a client. The equity commission was paid in the form of transfer of 363,400 preferred shares (valued at $0.005 per share) of Duo World Inc. out of the 500,000 preferred shares that were owned by the Company at the year ended December 31, 2015. As a result of this transfer, the Company’s investment in preferred shares of Duo World Inc. was reduced to 136,600 preferred shares as on March 31, 2016 and a gain of $1,454 was recorded on transfer of this preferred stock during the year ended December 31, 2016.

On March 29, 2016, the Company received 1,815 common shares valued at CHF 160 or $163.89 and 456 common shares valued at CHF 261 or $267.34 from a private company and client having a fair market value of $419,365 that was treated as a cost method investment. The value of the cost method investment pertained to receipt of agreed common stock in a private company in which the best evidence of value was based on the Company´s prior equity sales.

On April 27, 2016, the Company received 46,133 common shares valued at $0.75 per share from a private company and client having a fair market value of $34,600 that was treated as a cost method investment. The value of the cost method investment pertained to receipt of agreed common stock in a private company in which the best evidence of value was the last available price at which shares were sold in a private placement.

On June 1, 2016, the Company paid an equity commission to a consultant, for the introduction of a client to the Company, in the form of transfer of 25,000 common shares (valued at $0.75 per share or $18,750 based on the Company´s prior equity sales) of Duo World Inc. out of the 46,133 common shares which were received and owned by the Company on April 27, 2016. As a result of this transfer, the Company’s overall investment in common shares of Duo World Inc. was reduced to 3,481,133 common shares as of December 31, 2016 and there was no gain / loss recorded on transfer of this common stock during the year ended December 31, 2016.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

At December 31, 2016, there were no identifiable events or changes in circumstances that had a significant adverse effect on the value of the investments; hence, no impairment was required as of December 31, 2016.

On June 5, 2017, the Company sold 10,700,000 common securities of different companies having a book value of $603,000 pursuant to the stock purchase and debt assumption agreement. (See Note 5). During the year ended December 31, 2017, the Company also reclassified one of its investments in common shares to marketable securities, a current asset, valued at fair value. (See Note 6 (A))

At December 31, 2017, out of prudence, management decided to fully impair the investment in common & preferred stock of Primesite Developments Inc. and common stock of Quartal Financial Solutions Inc. amounting to $1,181,971 and $419,365 respectively, because management of both companies has proven non-responsive during the entire third and fourth quarters of 2017.

Note 7 – Fixed Assets

Following table reflects net book value of fixed assets as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016	Useful Life
Furniture and Equipment	$40,016	$38,815	3 to 5 years
Accumulated depreciation	(37,949)	(28,600)
Net fixed assets	$2,067	$10,215

Depreciation expense for the years ended December 31, 2017 and 2016 was $9,349 and $11,478, respectively.

Note 8 – Debt & Accounts Payable

(A) Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable as of December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Accrued salaries and benefits	$113,770	$89,184
Accounts payable	64,032	83,354
	$177,802	$172,538

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On September 30, 2016, three of the Company’s employees decided to convert their partial accrued salaries and expenses payable balance amounting to $65,652 to the common shares of the Company at $0.02 per share. As a result of this conversion, the Company issued following common stock to its employees:

●	A total of 900,000 common shares issued to an employee, having a fair value of $0.0205 per share or $18,450 based on closing quoted price on the date of conversion for his accrued salary balance of $18,000, thereby recognizing a loss on conversion of $450.
●	A further total of 1,599,240 common shares issued to another employee, having a fair value of $0.0205 per share or $32,784 based on closing quoted price on the date of conversion for his accrued salary balance of $31,985, thereby recognizing a loss on conversion of $799.
●	A further total of 783,335 common shares issued to a third employee, having a fair value of $0.0205 per share or $16,058 based on closing quoted price on the date of conversion for his accrued salary balance of $15,667, thereby recognizing a loss on conversion of $391.

(B) Accrued Contingencies and Penalties

Following is a breakdown of accrued contingencies and penalties as at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Provision for potential damages - See Note 8(E)	$-	$184,656
Provision for late filing fee of 2013 and 2014 Tax return (see below)	5,000	10,492
Other	-	1,361
	$5,000	$196,509

At December 31, 2016, we accrued an IRS fine of $10,000 plus $492 of interest on account of a late filing of our 2013 IRS Form 5472 Tax Return. After appealing this fine to IRS Appeals Office, this fine of $10,492 was abated in full. We were further subjected to a fine of $10,000 on account of late filing fee of our 2014 IRS form 5472 Tax Return which was also reduced by 50% due to timely submission of subsequent year tax returns. Hence, during the year ended December 31, 2017, we accrued $5,000 as a provision for late filing fee for 2014 IRS Form 5472 Tax Return. This penalty including the accrued interest was paid, in full, during the month of January 2018.

(C) Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Accrued salaries and benefits	$233,869	$52,587
Expenses payable	5,096	1,161
	$238,965	$53,748

On May 31, 2016, the company´s CEO, decided to convert his partial accrued salary balance of $27,500 to the common shares of the Company at $0.0275 per share. As a result of this conversion, the Company issued 1,000,000 common shares to the CEO having a fair value of $0.0248 per share or $24,800 based on closing quoted price on the date of conversion, thereby recognizing a gain on conversion of $2,700. On the same day, the company´s CFO, decided to convert his partial accrued salary balance of $27,500 to the common shares of the Company at $0.0275 per share. As a result of this conversion, the Company issued 1,000,000 common shares to CFO having a fair value of $0.0248 per share or $24,800, thereby recognizing a gain on conversion of $2,700.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On June 15, 2016, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $250,000 to the common shares of the Company at $0.02 per share. As a result of this conversion, the Company issued 4,500,000 common shares each to the company´s CEO and CFO, having a fair value of $0.0201 per share or $180,900 based on closing quoted price on the date of conversion for their accrued salary balance of $180,000, thereby recognizing a loss on conversion of $900, and issued 3,500,000 common shares to the company´s managing director, having a fair value of $0.0201 per share or $70,350 based on closing quoted price on the date of conversion for his accrued salary balance of $70,000, thereby recognizing a loss on conversion of $350.

On September 30, 2016, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $154,014 to the common shares of the Company at $0.02 per share. As a result of this conversion, the Company issued following common stock to its officers and directors:

●	2,720,120 common shares to the company´s CEO, having a fair value of $0.0205 per share or $55,762 for his accrued salary balance of $54,402, thereby recognizing a loss on conversion of $1,360

●	3,656,697 common shares to the company´s CFO, having a fair value of $0.0205 per share or $74,962 for his accrued salary balance of $73,134, thereby recognizing a loss on conversion of $1,828, and

●	1,323,863 common shares to the company´s managing director, having a fair value of $0.0205 per share or $27,139 for his accrued salary balance of $26,477, thereby recognizing a loss on conversion of $662.

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $240,000 to 2,400,000 series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.0028 per share or $672,000 at the date of issuance of preferred stock. Each of the preferred C preferred stock is convertible to 100 common shares, resulting in an equivalent 240,000,000 common stock having a fair value of $672,000, thereby recognizing additional stock based compensation of $432,000. (See Note 10(A)). As a result of this conversion, the Company issued following series “C” preferred stock to its officers and directors:

●	1,000,000 series “C” preferred shares to the Company´s CEO, having a par value of $0.001 per share or $1,000 for his accrued salary balance of $100,000. The equivalent common stock issued would be 100,000,000 having a fair value of $0.0028 per share or $280,000 at the date of issuance of preferred stock, thereby recognizing a stock based compensation of $180,000.

●	1,000,000 series “C” preferred shares to the Company´s CFO, having a par value of $0.001 per share or $1,000 for his accrued salary balance of $100,000. The equivalent common stock issued would be 100,000,000 having a fair value of $0.0028 per share or $280,000 at the date of issuance of preferred stock, thereby recognizing a stock based compensation of $180,000, and

●	400,000 series “C” preferred shares to the Company´s managing director, having a par value of $0.001 per share or $400 for his accrued salary balance of $40,000. Equivalent common stock issued would be 40,000,000 having a fair value of $0.0028 per share or $112,000 at the date of issuance of preferred stock, thereby recognizing a stock based compensation of $72,000.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(D) Loans Payable – Related Parties

The Company received short-term loans from one of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity as of December 31, 2017 and 2016:

Balance, December 31, 2015	$-
Proceeds from loans	5,974
Repayments	(5,974)
Balance, December 31, 2016	$-
Proceeds from loans	49,130
Repayments	(49,130)
Balance, December 31, 2017	$-

(E) Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest and accrued liabilities as at December 31, 2016:

Date of Note	Principal (net of debt discount)	Accrued Interest	Accrued Liabilities	Total
October 9, 2013	$120,420	$106,196	$184,656	$411,272
October 17, 2013	319,598	160,402	-	480,000
November 26, 2013	-	37,971	-	37,971
April 29, 2016	-	-	-	-
August 25, 2016	153,333	-	-	153,333
October 13, 2016	114,584	-	-	114,584
December 06, 2016	132,083	-	-	132,083

Balance, December 31, 2016	$840,018	$304,569	$184,656	$1,329,243

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Principal	Accrued Interest	Total
October 17, 2013	$319,598	$160,402	$480,000
November 26, 2013	-	37,971	37,971
November 3, 2017	21,075	5,269	26,344

Balance – December 31, 2017	$340,673	$203,642	$544,315

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance of $319,598 as on December 31, 2015. The remaining installments totaling to $480,000, as per the amended agreement, have not been paid as of December 31, 2017.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On February 23, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated August 25, 2016. See Note 8 (F).

During the year ended December 31, 2017, $1,667 of the debt issuance costs and $12,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Principal loan amount	$167,500
Original issue discount	(37,500)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the year	28,333

Balance at December 31, 2016	$153,333
Amortization of OID and issuance costs during the year	14,167
Exchange of Note dated February 23, 2017 (See Note 8(F))	(167,500)
Balance at December 31, 2017	$-

●	On October 13, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs. During the year ended December 31, 2016, $2,084 of the debt issuance costs and $12,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $20,416.

On April 13, 2017, after receipt of $135,000 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in a promissory note, initially issued by the Company to St. George Investments LLC amounting to $135,000 on October 13, 2016. See Note 8 (F)

During the year ended December 31, 2017, $2,917 of the debt issuance costs and $17,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Principal loan amount	$135,000
Original issue discount	(30,000)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the year	14,584

Balance at December 31, 2016	$114,584
Amortization of OID and issuance costs during the year	20,416
Exchange of Note dated April 13, 2017 (See Note 8(F))	(135,000)
Balance at December 31, 2017	$-

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated December 6, 2016. See Note 8 (F).

During the year ended December 31, 2017, $4,167 of the debt issuance costs and $31,250 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Principal loan amount	$167,500
Original issue discount	(37,500)
Issuance costs	(5,000)
Amortization of OID and issuance costs during the year	7,083

Balance at December 31, 2016	$132,083
Amortization of OID and issuance costs during the year	35,417
Exchange of Note dated June 5, 2017 (See Note 8(F))	(167,500)
Balance at December 31, 2017	$-

●	On November 3, 2017, the Company secured from a private individual, a two-month non-convertible loan amounting to $16,000 GBP (equivalent to $21,075). The company agreed to pay one-off interest amounting to GBP 4,000 (equivalent to $5,269) upon maturity of the loan.

During the year ended December 31, 2017, the company recorded $5,269 as interest expense and the outstanding note balance amounted to $21,075 as of December 31, 2017.

Subsequent to the year ended December 31, 2017, due to default in payment on due date, the company recorded additional interest of $1,689, making the total accrued interest balance of $6,958. On January 19, 2018, the Company fully repaid principal loan amount of $21,075 and accrued interest of $6,958.

(F) Fixed Price Convertible Notes Payable

Following is the summary of all fixed price convertible notes, net of debt discount, including the accrued interest as at December 31, 2016:

Date of Note	Principal (net of debt discount)	Accrued Interest	Total
July 1, 2016	$47,353	$-	$47,353

Balance, December 31, 2016	$47,353	$-	$47,353

Following is the summary of all fixed price convertible notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Principal (net of debt discount and premium)	Accrued Interest	Total
February 6, 2017	$-	$-	$-
February 23, 2017	-	-	-
April 13, 2017	-	-	-
June 5, 2017	248,737	-	248,737
August 9, 2017	73,386	-	73,386
November 15, 2017	79,038	819	79,857

Balance, December 31, 2017	$401,161	$819	$401,980

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

●	On February 6, 2017, the Company secured from a private individual, a nine-month fixed price convertible loan amounting to $60,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.012 per share. Fair value of the Company´s stock as on the date of the note was $0.0198. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of the Company´s stock as on February 6, 2017. The Company accounted for the difference arising due to BCF amounting to $39,000 as a debt discount with a corresponding effect to additional paid in capital.

During the year ended December 31, 2017, the company fully amortized $39,000 of debt discount balance arising due to BCF. The company further recorded an interest expense of $5,326 during the year ended December 31, 2017. On December 27, 2017, the noteholder decided to exercise his right of conversion of debt into common stock, hence the Company issued 5,443,836 common shares at an agreed conversion price of $0.012 per share amounting to $65,326. Fair value of the 5,443,836 common stock issued on the conversion date was $0.0051 per share or $27,764. Therefore, the company recognized $37,562 as a gain on conversion of this note.

●	On February 23, 2017, St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC in the amount of $167,500 dated August 25, 2016. See Note 8 (E). The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated February 23, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of the Company stock as on the date of the note was $0.0179. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of the Company stock as on February 23, 2017. The Company accounted for the difference arising due to BCF amounting to $9,754 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated August 25, 2016 and $16,750 was recognized as loss on debt extinguishment.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

During the year ended December 31, 2017, the company fully amortized $9,754 of debt discount balance arising due to BCF, leaving un-amortized debt discount balance of $0 as of December 31, 2017.

●	On April 13, 2017, after receipt of $135,000 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $135,000 dated October 13, 2016. See Note 8 (E). The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $162,000 dated April 13, 2017. The terms of this exchanged note were a one-time 20% increase in the principal loan of $27,000, increasing the principal sum from $135,000 to $162,000. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of exchange was $0.0106. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on April 13, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated October 13, 2016 and $27,000 was recognized as loss on debt extinguishment.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On October 25, 2017, the note holder partially converted $21,600 of the note to the common shares of the Company at a conversion price of $0.00108 per share. This conversion price was less than the agreed fixed price of $0.012, due to the note entering into temporary default. As a result of this conversion, the Company issued 20,000,000 common shares to Mammoth Corporation and $38,220 was recognized as a loss on conversion of this note based on the 0.0021 per share fair value of the 18,200,000 excess common shares issued.

On December 4, 2017, the note holder converted remaining note balance amounting to $62,800 to the common shares of the Company at a conversion price of $0.0013362 per share. This conversion price was less than the agreed fixed price of $0.012, due to the note entering into temporary default. As a result of this conversion, the Company issued 47,000,000 common shares to Mammoth Corporation and $250,600 was recognized as a loss on conversion of this note based on the 0.006 per share fair value of the 41,766,667 excess common shares issued. After this final conversion pertaining to this note, the outstanding convertible note balance amounted to $0 as of December 31, 2017.

●	On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated December 6, 2016. See Note 8 (E). The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated June 5, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of the note was $0.0071. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on June 5, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated December 6, 2016 and $16,750 was recognized as loss on debt extinguishment.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On December 4, 2017, the Company re-negotiated the loan terms and entered into a rider agreement with the noteholder. The terms of this rider agreement were a one-time 35% increase in the principal loan of $64,487, increasing the principal sum from $184,250 to $248,737. In addition, both parties also agreed to re-negotiate the loan terms of another note dated August 9, 2017 with a one-time 35% increase in the principal loan of $19,775, increasing the principal sum from $56,500 to $76,275. This rider agreement further consolidated the revised principal note balances of the two notes into a single payable of $325,012. The Company agreed a repayment plan of six monthly installments of $54,168 commencing from January 15, 2018 and ending on June 15, 2018. The noteholder agreed to suspend the conversion of the notes if the company continue to repay all six installments as per the revised payment plan. The Company accounted for this one-time increase on both notes amounting to $64,487 and $19,775 as a loss on debt extinguishment. As of December 31, 2017, the outstanding balance amounted to $248,737 and $73,386, net of $2,889 discount, against the two notes dated June 5, 2017 and August 9, 2017, respectively.

Subsequent to the year ended December 31, 2017, the Company has timely repaid first two installments of $54,168 each relating to January 2018 and February 2018.

●	On August 9, 2017, the Company secured a 9 months fixed price convertible loan for $56,500 (see amendment discussed in above paragraph) carrying an original issue discount of $6,500. Interest will not be accrued on the outstanding principal balance unless an event of default occurs. The lender has a right, at any time after the issue date of the note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012 subject to change based on certain default provisions as defined in the Note. Fair value of the Company´s stock as on the date of issuance of this note was $0.0045. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on August 9, 2017.

During the year ended December 31, 2017, $3,611 of the debt discount balance was amortized to income statement, leaving an unamortized discount balance of $2,889.

●	On November 15, 2017, the Company secured a 9-month convertible loan for $53,000 carrying an original issue discount of $3,000 and an interest at the rate of 12% accrued on the outstanding principal balance. The lender has a right, at any time after the issue date of the note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a conversion price of 65% of the average of the lowest 2 trading prices during the ten trading days’ period ending on the latest trading day prior to the conversion date, subject to change based on certain default provisions as defined in the Note. The Company recorded this fixed discount of 35% as a premium on stock settled debt amounting to $28,538.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

During the year ended December 31, 2017, $500 of the debt discount balance was amortized to income statement, leaving an unamortized discount balance of $2,500. The Company also recorded an accrued interest expense of $819 during the year ended December 31, 2017. The outstanding convertible note balance amounted to $53,000 and the premium on stock settled debt amounted to $28,538 as of December 31, 2017.

Subsequent to the year ended December 31, 2017, the Company opted for the prepayment of this note by paying 117% of the outstanding note balance. This early settlement of this note in cash resulted in a prepayment charge of $9,188. Hence, on January 17, 2018, the Company paid $53,000 of principal, $1,045 of accrued interest and $9,188 of prepayment charge in cash totaling to $63,233 as a full and final settlement of this convertible note.

Note 9 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the US federal statutory rate of 35% as follows:

	2017	2016

Income Tax (benefit) provision at statutory rate:	$(1,298,911)	$(5,600)

Increase (decrease) in income tax due to:
Non-Taxable foreign earnings / losses	596,027	(99,306)
Amortization of debt discount	43,929	41,987
Impairment loss on investments at cost	560,468	-
Loss on conversion of notes	224,890	-
Loss on conversion of accounts payable	-	384
Stock based compensation	-	19,821
Gain on sale of subsidiary	(8,068)	-
Gain on sale of marketable securities	(6,598)	-
Change in valuation allowance	(108,904)	42,714
Total	$2,832	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Net deferred tax assets and liabilities are comprised of the following:

	2017	2016

Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss carry-forward	$-	$108,904
Valuation allowance	-	(108,904)
	$-	$-

Net deferred tax assets (liabilities)	$-	$-
Non-current assets (liabilities)	$-	$-
	$-	$-

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The US parent entity´s expenses are funded by the foreign subsidiaries through a management fee, which is, included in the US parent´s unconsolidated US annual income tax return as taxable revenues.

The Company has not recorded deferred income taxes applicable to undistributed earnings of the foreign subsidiaries because there are cumulative losses in those subsidiaries through December 31, 2017. In the future, the Company does not intend to record deferred income taxes applicable to undistributed future earnings of the foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers that whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2016, a valuation allowance of approximately $(108,904) was provided in the accompanying financial statements based upon the levels of historical taxable income and the limited experience of the Company, the Company believed that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. As of December 31, 2017, all of the valuation allowance amounting to $(108,904) has been applied to the current years’ income tax computation of $111,736; thereby a provision for income tax of approximately $2,832 has been provided in the accompanying financial statements as of December 31, 2017.

The Company is not subject to any foreign income taxes for the years ended December 31, 2017 and 2016. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for the 2015, 2016 and 2017 tax years.

Note 10 - Stockholders’ Equity

(A) Preferred Stock

●	Series “A” Convertible Preferred Stock

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

●	Series “B” Convertible Preferred Stock

On November 10, 2016, the Company designated 45,000,000 of its authorized preferred stock as Series “B” convertible preferred shares. The Certificate of Designation stated the following:

●	Voting Rights: 10 votes per share (votes along with common stock);

●	Conversion Rights: Each share of Series “B” Preferred is convertible at any time, and from time to time, into ten (10) shares of common stock 1 day after the first anniversary of issuance. Pursuant to two funding agreements entered into in 2018, the management contractually agreed to not convert or sell any of these preferred shares until September 27, 2020;

●	Dividend Rights: In the event the Board of Directors declares a dividend on the common stock, each Series “B” Preferred share will be entitled to receive an equivalent dividend as if the Series “B” Preferred share had been converted into common stock prior to the declaration of such dividend.

●	Liquidation Rights: None

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

●	Series “C” Convertible Preferred Stock

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

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $240,000 to 2,400,000 series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.0028 per share or $672,000 at the date of issuance of preferred stock. (See Note 8(C))

(B) Common Stock

During the year ended December 31, 2016, the Company issued 48,309,802 common shares and cancelled 450,000,000 common shares as follows:

●	350,000 common shares were issued at a fair value of $5,005 in exchange for conversion of fee payable to the Company’s consultants amounting to $5,250, thereby recognizing a gain on conversion of $245. (See Note 8 (A)).

●	25,483,255 common shares were issued at a fair value of $526,007 in exchange for conversion of accrued salaries of $524,665, thereby recognizing a net loss on conversion of $1,342. (See Note 8 (A&C)).

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

●	4,000,000 common shares were issued to St. George Investments LLC at a fair value of $69,900 in lieu of exchange fee for a loan note. (See Note 8(F)).

●	6,667,647 common shares were issued to Mammoth Corporation at a fixed conversion price of $0.017 per share as a result of a partial conversion of a loan note amounting to $113,350. (See Note 8(E)).

●	10,000,000 restricted common shares under SEC Rule 144 to a non-affiliated private investor at $0.0135 per share or $135,000.

●	1,808,900 common shares were issued to a couple of vendors against services received by the Company as per the agreements signed with them.

●	On November 11, 2016, certain Officers and Directors of the Company, offered to retire and exchange an aggregate 450,000,000 shares of Common Stock owned by them for 45,000,000 Series “B” Preferred Stock. The Company permitted Officers and Directors of the Company to exchange 200,000,000, 50,000,000 and 200,000,000 shares of Common Stock, respectively, for 20,000,000, 5,000,000 and 20,000,000 shares of Series “B” Preferred Stock, respectively.

During the year ended December 31, 2017, the Company issued 151,058,634 common shares because of conversions of three convertible notes in following manner:

●	5,000,000 common shares were issued to Mammoth Corporation at a verbally agreed conversion price of $0.01 per share as a result of a partial conversion of a convertible note no. 1 amounting to $50,000 with the common shares valued at their fair value of $89,324 based on the quoted trading price. See Note 8(F)

●	6,178,560 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.0080925 per share as a result of a partial conversion of a convertible note no. 2 amounting to $50,000 with the common shares valued at their fair value of $90,305 based on the quoted trading price. See Note 8(F)

●	10,224,676 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.006565 per share as a result of a partial conversion of a convertible note no. 2 amounting to $67,125 with the common shares valued at their fair value of $133,652 based on the quoted trading price. See Note 8(F)

●	7,823,310 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00429 per share as a result of a partial conversion of a convertible note no. 2 amounting to $33,562 with the common shares valued at their fair value of $88,543 based on the quoted trading price. See Note 8(F)

●	9,388,252 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.003575 per share as a result of a partial conversion of a convertible note no. 2 amounting to $33,563 with the common shares valued at their fair value of $92,133 based on the quoted trading price. See Note 8(F)

●	10,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00234 per share as a result of a partial conversion of a convertible note no. 3 amounting to $23,400 with the common shares valued at their fair value of $54,795 based on the quoted trading price. See Note 8(F)

●	10,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00204 per share as a result of a partial conversion of a convertible note no. 3 amounting to $20,400 with the common shares valued at their fair value of $51,940 based on the quoted trading price. See Note 8(F)

●	20,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00169 per share as a result of a partial conversion of a convertible note no. 3 amounting to $33,800 with the common shares valued at their fair value of $102,533 based on the quoted trading price. See Note 8(F)

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

●	20,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00108 per share as a result of a partial conversion of a convertible note no. 3 amounting to $21,600 with the common shares valued at their fair value of $59,820 based on the quoted trading price. See Note 8(F)

●	47,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.0013362 per share as a result of a final conversion of a convertible note no. 3 amounting to $62,800 with the common shares valued at their fair value of $313,400 based on the quoted trading price. See Note 8(F)

●	5,443,836 common shares were issued to private lender at an agreed conversion price of $0.012 per share as a result of a conversion of a convertible note amounting to $65,326 with the common shares valued at their fair value of $27,764 based on the quoted trading price. See Note 8(F)

Note 11 – Related Party Transactions

On November 11, 2016, certain Officers and Directors of the Company exchange 450,000,000 shares of Common Shares held by them for 45,000,000 Series “B” Preferred Stock. (See Note 10(A)).

During 2016, the Company issued certain Officers and Directors 22,200,680 shares of Common Stock for $459,013 of accrued salaries. (See Note 10(B) and 8(C)).

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $240,000 to 2,400,000 series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.0028 per share or $672,000 at the date of issuance of preferred stock. This resulted in a stock based compensation expense of $432,000. (See Note 8(C))

At December 31, 2017 and 2016, there were accounts payable and accrued liabilities due to related parties. (See Note 8(C & D)).

Note 12 – Commitments and contingencies

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On March 6, 2018, the Company provided the Dubai attorneys with a signed, stamped and apostilled Certificate of Incumbency issued by the Seychelles Authorities. This Certificate of Incumbency stated that as of June 5, 2017, the company, Global Equity Partners Plc., was sold to a citizen of the Republic of Thailand and that the new owner assumed his role as sole shareholder and sole director of Global Equity Partners Plc. as of the date of sale.

To date, the Dubai attorneys are in the process of transferring the entire court case to the new owner of Global Equity Partners Plc.

Aside from the above matter, we are not subject to any other pending or threatened litigation.

●	From time to time, we may be involved in litigation or disputes relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, we were in dispute with a former client regarding certain payments that we made on behalf of this former client. On June 5, 2017, the underlying deferred revenue liability was transferred to the acquiring individual as part of the stock purchase and debt assumption agreement. (See Note 5)

Commitments

●	On November 6, 2017, the Company renewed its rent agreement for its head office at Dubai for a further period of one year amounting to a reduced rental of $29,942 per annum (from November 2017 until October 2018). This agreement is further renewable for a period of one year at 5% higher than the current rent. Rent expense for the year ended December 31, 2017 and 2016 was $34,184 and $32,349, respectively.

Note 13 – Subsequent events

●	On January 12, 2018, the Company converted its investment in 136,000 preferred shares of Duo World Inc., to 1,366,000 common shares.

●	On January 12, 2018, the Company secured a 12-months fixed price convertible loan, from Xantis Private Equity Fund (Luxembourg), for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. (See below for funding on this note)

●	On January 12, 2018, the Company secured a 12-months fixed price convertible loan, from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. (See below for funding on this note)

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

●	On January 17, 2018, the Company received an initial tranche of funding from Xantis Private Equity Fund amounting to $400,000. This particular Convertible Note issued to Xantis Private Equity Fund will mature on January 13, 2019 as January 12, 2018 was the date that the funds were effectively wired to the Company.

●	On January 17, 2018, the Company opted for the prepayment of Power up Lending Group Note No.1 by paying 117% of the outstanding note balance. This early settlement of this note in cash resulted in a prepayment charge of $9,188. Hence, the Company paid $63,233 as a full and final settlement of this convertible note.

●	On January 17, 2018, as per the rider agreement between the Company and the Mammoth Corporation dated December 4, 2017, the Company repaid Mammoth the first of six equal installments amounting to $54,168.

●	On January 19, the Company paid the entire outstanding penalty and accrued interest amounting to $5,390.41 to the IRS.

●	On January 19, 2018, the Company fully repaid principal loan amount of $21,075 and accrued interest of $6,958 pertaining to the non-convertible two-month loan note dated November 3, 2017.

●	On January 23, 2018, the Company received it a first tranche of funding from William Marshal Plc. amounting to $100,000. This particular Convertible Note issued to William Marshal Plc. will mature on January 24, 2019.

●	On February 14, 2018, as per the rider agreement between the Company and the Mammoth Corporation dated December 4, 2017, the Company repaid Mammoth the second of six equal installments amounting to $54,168.

●	On February 20, 2018, the United Kingdom Financial Conduct Authority approved the eventual change of control of one of the financial advisory firms that will be acquired by the Company in the North East of the United Kingdom. This Notice of Change of control will allow the Company´s UK subsidiary, Argentum 47 Financial Management Limited and its directors to incur in such acquisition hence legally control and manage the business once acquired.

●	On March 6, 2018, the Company filed a definitive schedule 14c, information statement, with the SEC regarding the company name change.

●	On March 29, 2018, the Company´s name change from Global Equity International Inc. to Argentum 47, Inc. was deemed effective.

●	On March, 29, 2018, the Secretary of State of Nevada authorized the company name change to Argentum 47, Inc.

●	On March 29, 2018, FINRA authorized our trading symbol change from GEQU to ARGQ. This new trading symbol was effective on April 2, 2018.

●	On March 29, 2018, one of the Company´s directors, Mr. Patrick V. Dolan, resigned his position as a member of the Board of Directors.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

2*	Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc. (now known as Argentum 47, Inc.), Global Equity Partners Plc. and Stockholders of Global Equity Partners Plc.

3.1*	Articles of Incorporation

3.(i).2**	Certificate of Amendment to Articles of Incorporation, effective February 16, 2015.

3.(i).3***	Certificate of Amendment to Articles of Incorporation, effective August 14, 2015.

3.(i).4*******	Certificate of Amendment to Articles of Incorporation, effective March 29, 2018.

3.2*	Bylaws

4.1****	Certificate of Designation of Series “B” Convertible Preferred Stock

4.2*****	Certificate of Designation of Series “C” Convertible Preferred Stock

10.1******	Employment Agreement dated September 1, 2016 between GEP Equity Holdings Limited and Peter J. Smith.

10.2******	Employment Agreement dated September 1, 2016 between GEP Equity Holdings Limited and Enzo Taddei.

14*	Code of Business Conduct and Ethics adopted on September 2, 2011

21*******	Subsidiaries

31.1*******	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*******	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*******	906 Certification of Principal Executive Officer

32.2*******	906 Certification of Principal Financial Officer

*	Incorporated by reference to the Company’s Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2015.

***	Incorporated by reference to the Company’s Form 8-K filed with the Commission on August 25, 2015.

****	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 14, 2016.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 20, 2017.

******	Incorporated by reference to the company’s Form 10-K filed with the Commission on March 23, 2017.

*******	Filed herewith.

42

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Argentum 47, Inc.

Dated: April 6, 2018	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 6, 2018	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 6, 2018	By:	/s/ Enzo Taddei
Enzo Taddei
	Its:	Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

43