Form 10-Q
period 2018-03-31
ARGENTUM 47, INC.
filed 2018-05-15
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Registrant’s telephone number: +971 (0) 42767576/ +1 (321) 200-0142

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2018, there were 525,534,409 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Financial Statements

March 31, 2018

(Unaudited)

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets
Cash & cash equivalents	$6,734	$5,084
Accounts receivable	40,228	30,888
Marketable securities at fair value	2,421,599	2,029,340
Prepaids	23,692	5,256
Other current assets	5,121	7,373
Total current assets	2,497,374	2,077,941

Investments at cost	-	136

Fixed assets, net	5,696	2,067

Total assets	$2,503,070	$2,080,144

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$196,586	$177,802
Accrued contingencies and penalties	-	5,000
Accounts payable and accrued liabilities - related parties	258,336	238,965
Income tax payable	2,832	2,832
Loans payable - related parties	1,000	-
Accrued interest	204,866	204,461
Notes payable	319,598	340,673
Fixed price convertible notes payable - net of discount of $28,500 and $5,389, respectively	688,176	401,211
Total current liabilities	1,671,394	1,370,944

Total liabilities	$1,671,394	$1,370,944

Commitments and contingencies (Note 11)

Stockholders’ Equity

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 2,400,000 and 2,400,000 shares issued and outstanding, respectively.	2,400	2,400
Common stock: 950,000,000 shares authorized; $0.001 par value: 525,534,409 and 525,534,409 shares issued and outstanding, respectively.	525,534	525,534
Additional paid in capital	9,868,862	9,868,862
Accumulated deficit	(9,610,767)	(10,914,391)
Accumulated other comprehensive income	647	1,181,795
Total stockholders’ equity	831,676	709,200

Total liabilities and stockholders’ equity	$2,503,070	$2,080,144

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2018 and March 31, 2017 (Unaudited)

	March 31, 2018	March 31, 2017

Revenue	$39,779	$106,713

General and administrative expenses	46,832	55,676
Compensation	152,444	199,204
Professional services	112,834	53,114
Depreciation	320	2,787
Total operating expenses	312,430	310,781

Loss from operations	$(272,651)	$(204,068)

Other income (expenses):
Interest expense	$(17,596)	$(1,000)
Amortization of debt discount	(12,889)	(66,740)
Unrealized gain on available for sale marketable securities	392,123	-
Loss on conversion of notes into common stock	-	(79,629)
Gain / (loss) on extinguishment of debt and other liabilities	33,823	(17,301)
Exchange rate loss	(861)	(279)
Total other income (expenses)	394,600	(164,949)

Income / (loss) before income tax	$121,949	$(369,017)

Income tax expense	-	-

Net income / (loss)	$121,949	$(369,017)

Net income / (loss) per common share - basic	$0.00	$(0.00)
Net income / (loss) per common share - diluted	0.00	(0.00)

Weighted average number of common shares outstanding - basic	525,534,409	377,848,394
Weighted average number of common shares outstanding - diluted	1,258,590,743	377,848,394

Comprehensive income / (loss):
Net income / (loss)	$121,949	$(369,017)
Gain on foreign currency translation	527	-
Comprehensive income / (loss)	$122,476	$(369,017)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and March 31, 2017 (Unaudited)

	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net income / (loss)	$121,949	$(369,017)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	320	2,787
Unrealized gain on available for sale marketable securities	(392,123)	-
Loss on conversion of notes into common stock	-	79,629
Loss on extinguishment of debt and other liabilities	(33,823)	17,301
Amortization of debt discount	12,889	66,740

Changes in operating assets and liabilities:
Accounts receivable	(9,340)	(63,373)
Prepaids	(18,436)	19,387
Other current assets	2,252	818
Accounts payable and accrued liabilities	24,019	55,693
Accrued contingencies and penalties	(5,000)	(1,361)
Accounts payable and accrued liabilities - related parties	19,371	78,646
Accrued interest	405	1,000

Net cash used in operating activities:	$(277,517)	$(111,750)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	(3,949)	-

Net cash provided by / (used in) investing activities	$(3,949)	$-

Cash flows from financing activities:
Proceeds from loans - related parties	1,000	-
Proceeds from notes payable, net of debt issue cost	464,000	60,000
Repayment of notes payable	(182,411)	-

Net cash provided by financing activities	$282,589	$60,000

Net increase in cash	$1,123	$(51,750)

Effect of Exchange Rates on Cash	527	-

Cash at Beginning of Year	$5,084	$66,523

Cash at End of Year	$6,734	$14,773

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,191	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:

Notes payable and interest converted into common stock	$-	$100,000
Debt discount and issuance costs recorded on notes payable	$36,000	$48,754

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 1 - Organization and Nature of Operations

Argentum 47, Inc., formerly Global Equity International Inc. (the “Company” or “ARG”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. On November 15, 2010, GEP executed a reverse recapitalization with ARG. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, ARG incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEP EH”), under the laws of the Republic of Seychelles. On March 14, 2017, the Company´s board of directors unanimously voted to transfer the ownership of GE Professionals DMCC (Dubai) to GEP EH. On June 5, 2017, the Company sold 100% of the issued and outstanding common stock of its GEP to a citizen of the Republic of Thailand by entering into a Stock Purchase and Debt Assumption Agreement. On December 12, 2017, ARG incorporated another wholly owned subsidiary, called Argentum 47 Financial Management Limited (“Argentum”), under the Companies Act 2006 of England and Wales as a private limited company.

On March 29, 2018, the Company formally changed its name from Global Equity International, Inc. to Argentum 47, Inc.

The Company´s consolidated revenues are entirely generated from business consulting services and employment placement services.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2017. The interim results for the period ended March 31, 2018 are not necessarily indicative of results for the full fiscal year.

Note 3 - Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net income of $121,949 and net cash used in operations of $277,517 for the three months ended March 31, 2018; and accumulated deficit of $9,610,767 as of March 31, 2018. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients, and
b)	Consummating and executing current engagements, and
c)	Continuing to receive fixed funding, via equity or debt, for acquisition and growth; and
d)	Acquiring and managing various financial advisory firms with funds under management located around the globe. The Company intends to acquire four licensed financial advisory firms with funds under management during Q2 of 2018. The first two intended acquisitions are located in Malaysia and the other two based in the Isle of Man and the United Kingdom, respectively. All four firms currently have an aggregate of approximately US$150 million of funds under management. The obligatory two-year financial statement audits of the Malaysian acquisitions are being completed and the audits of the United Kingdom acquisitions are nearing completion. Each acquisition will form part of the newly incorporated subsidiary called Argentum 47 Financial Management Limited. These acquisitions will be, in essence, the acquisition of stable and long-term recurring and non-recurring revenues. Once the Company acquires these initial four financial advisory firms, during 2018 and 2019, it intends to continue growing by way of acquiring more financial advisory firms.

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (ARG) is the parent company of its two 100% subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum”). Up to June 5, 2017, ARG also owned 100% shareholding of a subsidiary called Global Equity Partners Plc., which was sold in 2017 pursuant to a stock purchase and debt assumption agreement. GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

March 31, 2018

(Unaudited)

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from January 1, 2018 through March 31, 2018, includes only foreign currency translation gain, and is presented in the Company’s consolidated statements of comprehensive income. Pursuant to ASU 2016-01, the Company reclassified the opening balance of unrealized gain on available for sale marketable securities from other comprehensive income to retained earnings as a cumulative effect adjustment as at January 1, 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended March 31, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain on available for sale marketable securities	Total
Balance, December 31, 2017	$120	$1,181,675	$1,181,795
Other comprehensive income before reclassification	527	-	527
Amounts reclassified from accumulated other comprehensive income as a cumulative effect adjustment	-	(1,181,675)	(1,181,675)
Net current-period other comprehensive income	527	(1,181,675)	(1,181,148)
Balance, March 31, 2018	$647	$-	$647

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at March 31, 2018 and December 31, 2017.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

Investments

(A) Classification of Securities

Marketable Securities

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” which amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. 3) It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 4) It requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. After evaluating the potential impact of this guidance on our consolidated financial statements, the management has reversed $1,181,675 from accumulated other comprehensive income to opening retained earnings as a cumulative effect adjustment on January 1, 2018 using the modified retrospective method.

At the time of the acquisition, a marketable security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

Any unrealized gains (losses) are reported in the statement of operations. Realized gains (losses) are computed on a specific identification basis and are reflected in the statement of operations.

Cost Method Investments

Securities that are not classified as marketable securities are accounted for under the cost method. These securities are recorded at their original cost basis and are subject to impairment testing.

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the three months ended March 31, 2018 or March 31, 2017.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

Revenue Recognition

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), that affects the timing of when certain types of revenue will be recognized.

Revenue is recognized when the Company satisfies a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company´s overall pricing objectives, taking into consideration market conditions and other factors. Performance obligations in the Company´s contracts generally include general due diligence, assistance in designing client’s capitalization strategy, introductions to potential capital funding sources and Human Resources / Employment Placements.

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to separate performance obligations; and
5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates the majority of its revenue by providing business consulting services and employment placement services to its clients. Most of the Company´s business consultancy services contracts are based on a combination of both fixed fee arrangements and performance based or contingent arrangement. In addition, the Company´s employment placement contracts are based on fixed fee arrangements only.

In fixed-fee billing arrangements, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. The Company sets the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenues under fixed-fee billing arrangements using the input method, which is based on work completed to-date versus the Company´s estimates of the total services to be provided under the engagement.

Performance based or contingent arrangements represent forms of variable consideration. In these arrangements, the Company´s fees are linked to the attainment of contractually defined objectives with its clients, such as receiving an agreed post-funding equity position of the client´s stock or assisting the client in achieving a specific business objective. These arrangements include conditional payments, commonly referred to as cash success fees and/or equity success fees. The Company typically satisfies its performance obligations for these services over time as the related contractual objectives are met. The Company determines the transaction price based on the expected probability of achieving the agreed-upon outcome and recognize revenue earned to date by applying the input method.

Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

The payment terms and conditions in the Company´s customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either accrued accounts receivable, an asset or deferred revenues, a liability. Revenues recognized for services performed but not yet billed to clients are recorded as accrued accounts receivable. Client pre-payments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable engagement agreement.

All revenues are generated from clients whose operations are based outside of the United States. For the three months ended March 31, 2018 and March 31, 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	March 31, 2018	March 31, 2017

EEC	United Arab Emirates	0%	24.74%
SCL	United Kingdom	0%	9.37%
TLF	United Arab Emirates	0%	12.05%
FAD	Saudi Arabia	0%	15.92%
AGL	United Arab Emirates	0%	3.83%
DHG	United Arab Emirates	0%	33.16%
DUO	Sri Lanka	2.01%	0.94%
GRL	United Kingdom	75.42%	0%
OCS	United Arab Emirates	22.57%	0%
		100%	100%

At March 31, 2018 and December 31, 2017, the Company had the following concentrations of accounts receivables with customers:

Customer	March 31, 2018	December 31, 2017

EEC	0%	94.82%
DUO	1.99%	5.18%
GRL	74.58%	0%
OCS	23.43%	0%
	100%	100%

Share-based payments

The Company recognizes all forms of share-based payments to employees, including stock option grants, warrants and restricted stock grants at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable as of the measurement date. Amounts recorded prior to the measurement date are adjusted to fair value at each reporting period until a measurement date is achieved. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

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

As at March 31, 2018 and December 31, 2017, the Company had common stock equivalents of 1,258,590,743 and 45,828,807 common shares respectively, in the form of convertible notes, which, if converted, would be dilutive. See Note 7(F).

Number of Common Shares
Weighted average number of common shares - Basic	525,534,409
Potential dilutive common stock
Convertible debt	43,056,333
Series “B” preferred stock	450,000,000
Series “C” preferred stock	240,000,000
Total, March 31, 2018	1,258,590,743

As of March 31, 2018, diluted weighted average number of common shares exceeds total authorized common shares. However, 690,000,000 common shares would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred stock into common stock cannot occur any earlier than September 27, 2020.

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

March 31, 2018

(Unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2018	December 31, 2017
Level 1 –Marketable Securities – Recurring	$2,421,599	$2,029,340
Level 3 – Non-Marketable Securities – Non-recurring	$-	$136

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publically traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 marketable securities measured at fair value for the three months ended March 31, 2018 were as follows:

Balance, December 31, 2017	$2,029,340
Securities transferred from long term investments valued at cost	136
Unrealized gains (losses) recorded during the period	392,123
Sales and settlements during the period	-
Balance, March 31, 2018	$2,421,599

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2018 were as follows:

Balance, December 31, 2017	$136
Securities received for services during the period	-
Securities transferred to marketable securities	(136)
Impairment loss	-
Balance, March 31, 2018	$-

Recent Accounting Pronouncements

There are no new accounting pronouncements that we expect to have an impact on the Company’s financial statements except as follows:

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the three months ended March 31, 2018, hence there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods

Note 5 – Investments

A.	Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at March 31, 2018 and December 31, 2017:

Company	March 31, 2018		December 31, 2017
	No. of Shares	Book value	No. of Shares	Book value
Duo World Inc. (DUUO)	4,748,233	$2,421,599	3,382,233	$2,029,340
	4,748,233	$2,421,599	3,382,233	$2,029,340

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo World Inc. valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc. having the same cost basis of $136; no gain or loss was recorded on this conversion. (See Note 5B).

At March 31, 2018, the Company revalued 4,748,233 common shares at their quoted market price of $0.51 per share, to $2,421,599; hence, recording an unrealized gain of $392,123 into the statement of operations.

B.	Investments at Cost

The Company, through its subsidiary GEP Equity Holdings Limited, holds following common equity securities in private and reporting companies as at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Primesite Developments Inc.	5,006,521	$-	5,006,521	$-	Private Company
Quartal Financial Solutions AG	2,271	-	2,271	-	Private Company
	5,008,792	$-	5,008,792	$-

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

The Company, through its subsidiary GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	-	$-	136,600	$136	Reporting Company – OTC
Primesite Developments Inc.	450,000	-	450,000	-	Private Company
	450,000	$-	586,600	$136

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc. having the same cost basis of $136; no gain or loss was recorded on this conversion.

Note 6 – Fixed Assets

Following table reflects net book value of fixed assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	Useful Life
Furniture and Equipment	$43,964	$40,016	3 to 5 years
Accumulated depreciation	(38,268)	(37,949)
Net fixed assets	$5,696	$2,067

Depreciation expense for the three months ended March 31, 2018 and March 31, 2017, was $320 and $2,787, respectively.

Note 7 – Debt & Accounts Payable

(A)	Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Accrued salaries and benefits	$95,119	$113,770
Accounts payable	101,467	64,032
	$196,586	$177,802

(B)	Accrued Contingencies and Penalties

At December 31, 2017, we accrued $5,000 as a provision for late filing fee for 2014 IRS Form 5472 Tax Return. On January 19, 2018, the Company paid the entire outstanding penalty of $5,000 and the interest amounting to $390 to the IRS.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

(C)	Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31,2017
Accrued salaries and benefits	$239,306	$233,869
Expenses payable	19,030	5,096
	$258,336	$238,965

(D)	Loans Payable – Related Parties

The Company received short-term loans from one of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity during the three months ended March 31, 2018:

Balance, December 31, 2017	$-
Proceeds from loans	1,000
Repayments	-
Balance, March 31, 2018	$1,000

(E)	Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at March 31, 2018:

Date of Note	Principal	Accrued Interest	Total
October 17, 2013	$319,598	$160,402	$480,000
November 26, 2013	-	37,971	37,971
November 3, 2017	-	-	-

Balance – March 31, 2018	$319,598	$198,373	$517,971

●	On October 17, 2013, the Company secured a three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of an investment we held then in a company called Direct Security Integration Inc. and the note holder is currently trying to sell these shares. The shares used as a form of guarantee formed part of the assets of our Company at that time but are not considered an asset since the date we provided them to the lender as we were no longer in control of such shares.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance of $319,598 as on December 31, 2015. The remaining installments totaling to $480,000, as per the amended agreement, have not been paid as of March 31, 2018.

●	On November 3, 2017, the Company secured from a private individual, a two-month non-convertible loan amounting to $16,000 GBP (equivalent to $21,075). The company agreed to pay one-off interest amounting to GBP 4,000 (equivalent to $5,269) upon maturity of the loan.

During the year ended December 31, 2017, the company recorded $5,269 as interest expense. Due to default in payment on due date, the company recorded additional interest of $1,689 during the three months ended March 31, 2018, making the total accrued interest balance of $6,958.

On January 19, 2018, the Company fully repaid principal loan amount of $21,075 and accrued interest of $6,958.

(F)	Fixed Price Convertible Notes Payable

Following is the summary of all fixed price convertible notes, net of debt discount and debt issue cost, including the accrued interest as at March 31, 2018:

Date of Note	Principal	Accrued Interest	Total
June 5, 2017	$216,676	$-	$216,676
August 9, 2017	-	-	-
November 15, 2017	-	-	-
January 17, 2018	371,500	5,195	376,695
January 23, 2018	100,000	1,299	101,299

Balance, March 31, 2018	$688,176	$6,493	$694,669

●	On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated December 6, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated June 5, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of the note was $0.0071. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on June 5, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated December 6, 2016 and $16,750 was recognized as loss on debt extinguishment.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

During the three months ended March 31, 2018, the Company repaid first two installments of $54,168 each relating to January 2018 and February 2018, thereby leaving an outstanding principal loan balance of $216,676 as on March 31, 2018.

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

During the year ended December 31, 2017, $3,611 of the debt discount balance was amortized to income statement. During the three months ended March 31, 2018, $2,889 of the debt discount balance was amortized to income statement, leaving an unamortized discount balance of $0.

With the payments of first two installment of $54,168 each as per the amendment discussed in above paragraph, the Company first settled these payments against this convertible note in full amounting to $76,275 and the remaining $32,061 was settled against the convertible note dated June 5, 2017.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

On January 17, 2018, the Company opted for the prepayment of this note by paying 117% of the outstanding note balance. This early settlement of this note in cash resulted in a prepayment charge of $9,188. Hence, the Company paid $53,000 of principal, $1,045 of accrued interest and $9,188 of prepayment charge in cash totaling to $63,233 as a full and final settlement of this convertible note.

●	On January 12, 2018, the Company secured a 12-month fixed price convertible loan, from Xantis Private Equity Fund (Luxembourg), for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days.

On January 17, 2018, the Company received an initial tranche of funding from Xantis Private Equity Fund amounting to $400,000. The Company paid a $36,000 cash commission, which is treated as debt issuance costs for this note. This particular Convertible Note issued to Xantis Private Equity Fund will mature on January 13, 2019 as January 12, 2018 was the date that the funds were effectively wired to the Company.

During the three months ended March 31, 2018, $7,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $28,500. The company further recorded $5,195 as interest expense and the outstanding note balance amounted to $400,000 as of March 31, 2018.

●	On January 12, 2018, the Company secured a 12-month fixed price convertible loan, from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days.

On January 23, 2018, the Company received its first tranche of funding from William Marshal Plc. amounting to $100,000. This particular Convertible Note issued to William Marshal Plc. will mature on January 24, 2019.

During the three months ended March 31, 2018, the company recorded $1,299 as interest expense and the outstanding note balance amounted to $100,000 as of March 31, 2018.

Note 8 - Stockholders’ Equity

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

March 31, 2018

(Unaudited)

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

On November 10, 2016, the Company designated 45,000,000 of its authorized preferred stock as Series “B” convertible preferred shares. The Certificate of Designation stated the following:

●	Voting Rights: 10 votes per share (votes along with common stock);
●	Conversion Rights: Each share of Series “B” Preferred is convertible at any time, and from time to time, into ten (10) shares of common stock 1 day after the first anniversary of issuance. Pursuant to two funding agreements entered into in January 2018, the management contractually agreed to not convert or sell any of these preferred shares until September 27, 2020;
●	Dividend Rights: In the event the Board of Directors declares a dividend on the common stock, each Series “B” Preferred share will be entitled to receive an equivalent dividend as if the Series “B” Preferred share had been converted into common stock prior to the declaration of such dividend.
●	Liquidation Rights: None

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

During the three months ended March 31, 2018, the Company did not issue any new preferred shares.

(B)	Common Stock

As at March 31, 2018 and December 31, 2017, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001 and 525,534,409 issued and outstanding shares of common stock having a par value of $0.001 or $525,534.

During the three months ended March 31, 2018, the Company did not issue any new common shares.

Note 9 – Revenue

For the three months ended March 31, 2018 and 2017, the Company recognized total revenues amounting to $39,779 and $106,713, respectively. After the implementation of the ASC 606, the Company´s management believes that the estimated transaction price has not changed based on a re-assessment of the expected probability of achieving the agreed-upon outcome for the Company´s performance based and contingent arrangements. Hence, during the three months ended March 31, 2018, there were no revenues recorded related to the catch-up adjustment due to a change in the transaction price in the current period.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of March 31, 2018, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2018 and December 31, 2017.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of March 31, 2018 and December 31, 2017.

Note 10 – Related Party Transactions

At March 31, 2018, there were accounts payable, accrued liabilities and short-term loan due to related parties. (See Note 7(C & D)).

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

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

On June 5, 2017, a citizen of Republic of Thailand assumed the above total amount of $411,272 by way of a stock purchase and debt assumption agreement; hence, the Company’s liability and respective litigation in respect of this loan was transferred to the acquiring individual.

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

To date, the Dubai attorneys are in the process of transferring the entire court case to the new owner of Global Equity Partners Plc.

Aside from the above matter, we are not subject to any other pending or threatened litigation.

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of March 31, 2017, the Company was in dispute with a former client regarding certain payments that we made on behalf of this former client. On June 5, 2017, the underlying deferred revenue liability was transferred to the acquiring individual as part of the stock purchase and debt assumption agreement.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

Commitments

●	On November 6, 2017, the Company renewed its rent agreement for its head office at Dubai for a further period of one year amounting to a reduced rental of $29,942 per annum (from November 2017 until October 2018). This agreement is further renewable for a period of one year at 5% higher than the current rent. Rent expense for the three months ended March 31, 2018 was $7,486.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Argentum 47, Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our Management Discussion & Analysis is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended March 31, 2018 and March 31, 2017

D. Financial condition as at March 31, 2018 and December 31, 2017

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

We believe that the critical accounting policies set forth in the accompanying unaudited consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting policies pertain to revenues recognition, valuation of investments, convertible notes and derivatives and; stock based compensation.

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

GEP Equity Holdings Limited (to be renamed Argentum 47 Consulting Limited) and its subsidiary, GE Professionals DMCC (to be renamed Argentum 47 HR DMCC), are Dubai based firms that provide consulting services, such as corporate restructuring, Exchange Listings, management recruitment and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges and/or have their shares quoted on quotation bureaus in various parts of the world.

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

On January 12, 2018, the Company secured a 12-month fixed price convertible loan, from Xantis Private Equity Fund (Luxembourg), for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date, by issuing common shares at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $400,000 under this loan.

On January 12, 2018, the Company secured a 12-month fixed price convertible loan, from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date, by issuing common shares at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $100,000 under this loan.

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

On March, 29, 2018, we changed our corporate name to Argentum 47, Inc.

On April 2, 2018, our trading symbol was changed to from GEQU to ARGQ.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of March 31, 2018, we had 525,534,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of March 31, 2018, we had 45,000,000 shares of Series “B” Preferred Stock designated, authorized, issued and outstanding. As of March 31, 2018, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock designated and authorized, 2,400,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock designated, authorized, issued or outstanding. We have 2,600,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

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

C.	Results of operations for the three months ended March 31, 2018 and March 31, 2017:

The Company had revenues amounting to $39,779 and $106,713, for the three months ended March 31, 2018 and 2017, respectively.

	March 31, 2018	March 31, 2017	Changes

Revenue	$39,779	$106,713	$(66,934)
	$39,779	$106,713	$(66,934)

During the three months ended March 31, 2018, $39,779 was recognized as revenue for services rendered to different clients, which amount was receivable as at March 31, 2018. The total revenue reduced by $66,934 mainly due to the fact that the Company did not take on any new clients during the three months ended March 31, 2018 because management has been concentrating on implementing its inorganic growth model via acquisition of various financial advisory firms with funds under management.

For the three months ended March 31, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	March 31, 2018	March 31, 2017

EEC	United Arab Emirates	0%	24.74%
SCL	United Kingdom	0%	9.37%
TLF	United Arab Emirates	0%	12.05%
FAD	Saudi Arabia	0%	15.92%
AGL	United Arab Emirates	0%	3.83%
DHG	United Arab Emirates	0%	33.16%
DUO	Sri Lanka	2.01%	0.94%
GRL	United Kingdom	75.42%	0%
OCS	United Arab Emirates	22.57%	0%
		100%	100%

The total operating expenditures amounted to $312,430 and $310,781, for the three months ending on March 31, 2018 and 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	March 31, 2018	March 31, 2017	Changes

General and administrative expenses	$46,832	$55,676	$(8,844)
Compensation	152,444	199,204	(46,760)
Professional services	112,834	53,114	59,720
Depreciation	320	2,787	(2,467)
Total operating expenses	$312,430	$310,781	$1,649

During the three months ended March 31, 2018, total operating expenses increased by $1,649 from the previous three months ending on March 31, 2017. There was a reduction in compensation expense of $46,760, which was offset by an increase in professional services of $59,720. The reason for this increase in professional services was due to a partial payment of audit fees related to the audit of financial statements of the four potential acquisitions.

The loss from operations for the three months ended March 31, 2018 and 2017, was $272,651 and $204,068, respectively.

The Company´s other income and (expenses) for the three months ended March 31, 2018 and 2017, were $394,600 and $(164,949), respectively.

	March 31, 2018	March 31, 2017	Changes
Interest expense	$(17,596)	$(1,000)	$(16,596)
Amortization of debt discount	(12,889)	(66,740)	53,851
Fair value gain on available for sale marketable securities	392,123	-	392,123
Loss on conversion of notes into common stock	-	(79,629)	79,629
Gain / (loss) on extinguishment of debt and other liabilities	33,823	(17,301)	51,124
Exchange rate loss	(861)	(279)	(582)
Total other income (expenses)	$394,600	$(164,949)	$559,549

Our total other income also increased mainly due to the fact that during the three months ended March 31, 2018, the Company recorded a fair value gain on available for sale marketable securities amounting to $392,123. There was no such gain booked during the three months ended March 31, 2017. In addition, the Company amortized less debt discount on its debt as compared to prior three months ended March 31, 2017. Also, during the three months ended March 31, 2017, there were various conversions of fixed price convertible debt at a price less than the contractual price that resulted in loss on conversion of notes into common stock of $79,629. There was no such loss booked during the current three months ended March 31, 2018.

The net income / (loss) for the three months ended March 31, 2018 and 2017, was $121,949 and $(369,017), respectively.

The Company had 525,534,409 and 385,654,335 common shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively. Basic weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2017, was 525,534,409 and 377,848,394, respectively. Basic net income / (loss) per share for both periods was $0.00 and $(0.00), respectively. Diluted weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2017, was 1,258,590,743 and 377,848,394, respectively. Diluted net income / (loss) per share for both periods was $0.00 and $(0.00), respectively.

D.	Financial condition as at March 31, 2018 and December 31, 2017:

Assets:

The Company reported total assets of $2,503,070 and $2,080,144 as of March 31, 2018 and December 31, 2017, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $2,421,599 and $2,029,340 as at March 31, 2018 and December 31, 2017, respectively.

Our fixed assets include office equipment having a net book value of $5,696 and $2,067 as at March 31, 2018 and December 31, 2017, respectively. Furthermore, our current assets at December 31, 2017 amounted to $2,077,941 and at March 31, 2018, these current assets amounted to $2,497,374 comprised of cash of $6,734, accounts receivable of $40,228, prepaid and other current assets of $28,813 and marketable securities valued at fair value of $2,421,599.

Liabilities:

Our current liabilities at December 31, 2017 totaled $1,370,944. At March 31, 2018, the Company reported its current liabilities amounting to $1,671,394, which represents an increase of 22%. This increase was due to the fact that the Company received an initial tranche of funding from Xantis Private Equity Fund and William Marshal Plc., both amounting to an aggregate of $500,000 during the three months ended March 31, 2018. All of our liabilities reported at March 31, 2018 are current and mainly include third party debt which is due to various lenders, trade creditors and payables to related parties on account of accrued salaries and expenses.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Total Debt	Remarks
October 17, 2013	$480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
June 5, 2017	248,737	Fixed price convertible and non-collateralized
August 9, 2017	73,386	Fixed price convertible and non-collateralized
November 6, 2017	26,344	Non-convertible and non-collateralized
November 15, 2017	79,857	Convertible and non-collateralized
Balance, December 31, 2017	$946,295

Following is the summary of all third party notes, net of debt discount and debt issue costs, including the accrued interest as at March 31, 2018:

Date of Note	Total Debt	Remarks
October 17, 2013	$480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
June 5, 2017	216,676	Fixed price convertible and non-collateralized
January 17, 2018	376,695	Fixed price convertible and non-collateralized
January 23, 2018	101,298	Fixed price convertible and non-collateralized
Balance, March 31, 2018	$1,212,640

Stockholders’ Equity:

At December 31, 2017, the Company had stockholders´ equity of $709,200. At March 31, 2018, the Company had stockholders´ equity of $831,676. We reported accumulated other comprehensive income of $647 and $1,181,795 as at March 31, 2018 and December 31, 2017, respectively. This reduction was due to the adoption of ASC 2016-01 whereby the management reversed $1,181,675 from accumulated other comprehensive income to opening retained earnings as a cumulative effect adjustment on January 1, 2018.

The Company had 525,534,409 common shares issued and outstanding at March 31, 2018 and December 31, 2017. The Company also had issued and outstanding 45,000,000 Series “B” convertible preferred shares as at March 31, 2018 and December 31, 2017. The Company further had issued and outstanding 2,400,000 Series “C” convertible preferred shares as at March 31, 2018 and December 31, 2017.

E.	Liquidity and capital reserves:

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net income of $121,949 and net cash used in operations of $277,517 for the three months ended March 31, 2018, and had an accumulated deficit of $9,610,767 as of March 31, 2018. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability of the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients; and
b)	Consummating and executing on current engagements; and
c)	Continuing to raise capital funding for acquisition and growth; and
d)	Acquiring and managing various financial advisory firms located around the globe.

The Company secured two funding agreements in January of 2018, one with Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (approximately $2.68 million) and another with William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for up to a further 2,000,000 Great Britain Pounds (approximately $2.68 million). The Company has a right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $500,000 from Xantis Private Equity Fund and William Marshal Plc. and is now expecting the next tranche of funding, estimated to amount to US$610,000, in the coming days.

The Company intends to acquire four licensed financial advisory firms with funds under management during Q2 of 2018. Earlier in the year, the United Kingdom Financial Conduct Authority (FCA) approved the eventual change of control of the two of the financial advisory firms that will be acquired by the Company in the North East of the United Kingdom and also the Isle of Man. During Q1 2018, the Company applied for a Change of Control authorization from the Labuan Financial Services Authority (LOFSA) in order to be able to incur in the acquisition of the two of the financial advisory firms located in Kuala Lumpur (Malaysia). These Notices of Change of Control will allow the Company´s UK subsidiary, Argentum 47 Financial Management Limited and its directors to incur in such acquisition hence legally control and manage the businesses once acquired.

All four advisory firms currently have an aggregate of approximately US$150 million of funds under management. The obligatory two-year financial statement audits of the Malaysian acquisitions are in the final stages of completion and the audits of the United Kingdom acquisitions are nearing completion. These acquisitions will be, in essence, the acquisition of stable and long-term recurring and non-recurring revenues.

Once the Company receives the formal Notice of Change of Control from the Labuan Financial Services Authority, management intends to travel to Kuala Lumpur and acquire the two Malaysian target acquisitions. Management believes that this will occur sometime around the end of May.

Once the financial statement audits of the UK target acquisitions are finalized, management will travel to the United Kingdom and acquire the advisory firms in the North East of the United Kingdom and also the Isle of Man. Management believes this will happen towards the end of the second quarter of 2018.

Once the Company acquires these initial four financial advisory firms, it intends to continue growing in 2018 and 2019 by acquiring more financial advisory firms.

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

Our specific plan of operations and milestones through March 2019 are as follows:

ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER MANAGEMENT:

The Company intends to acquire four licensed financial advisory firms with funds under management during Q2 of 2018. Earlier in the year, the United Kingdom Financial Conduct Authority (FCA) approved the eventual change of control of the two of the financial advisory firms that will be acquired by the Company in the North East of the United Kingdom and also the Isle of Man. During Q1 2018, the Company applied for a Change of Control authorization from the Labuan Financial Services Authority (LOFSA) in order to be able to incur in the acquisition of the two of the financial advisory firms located in Kuala Lumpur (Malaysia). These Notices of Change of Control will allow the Company´s UK subsidiary, Argentum 47 Financial Management Limited and its directors to incur in such acquisition hence legally control and manage the businesses once acquired.

All four advisory firms currently have an aggregate of approximately US$150 million of funds under management. The obligatory two-year financial statement audits of the Malaysian acquisitions are in the final stages of completion and the audits of the United Kingdom acquisitions are nearing completion. These acquisitions will be, in essence, the acquisition of stable and long-term recurring and non-recurring revenues.

Once the Company receives the formal Notice of Change of Control from the Labuan Financial Services Authority, management intends to travel to Kuala Lumpur and acquire the two Malaysian target acquisitions. Management believes that this will occur sometime around the end of May.

Once the financial statement audits of the UK target acquisitions are finalized, management will travel to the United Kingdom and acquire the advisory firms in the North East of the United Kingdom and also the Isle of Man. Management believes this will happen towards the end of the second quarter of 2018.

Once the Company acquires these initial four financial advisory firms, it intends to continue growing in 2018 and 2019 by acquiring more financial advisory firms, three of which have already been identified and to organically grow all of the companies by recruiting more salespeople via our HR Division in Dubai, Kingsman James, seeking smaller active books of business to amalgamate into our license, back office, management and support and to create a higher profile for the companies we will own.

Once the companies are acquired each book of business will be analyzed to achieve the maximum return and revenue from the client bank without affecting the client offering. In addition, certain cost savings will be managed into the budgets by using technology for the administration, looking for duplication of services and by managing the client and the funds under management in a better more efficient way.

The acquisition of these four entities will open up a new controlled network for the services of:

●	New capital markets clients.
●	Distribution of new funds / products.
●	Maximizing the current books of business being bought.
●	Expand both Malaysia and United Kingdom business via more financial advisors.
●	Expand the Isle of Man advisory firm by making its offering to a wider audience on a global basis.
●	Overlay the Isle of Man products into our own network of acquisitions.
●	Seek cost savings, where possible, due to duplication of services.
●	Implement State of the Art “Back Office” systems in order to allow information to flow to the client much more effectively.
●	Nurture and develop the more than 2,000 clients of all four of the acquisitions.
●	Vending in smaller, active client banks into our licenses and procedures for cost effective growth.
●	Utilize, our HR Division, Kingsman James to significantly increase the manpower on the sales side of the businesses to be acquired.

DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES:

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US:

●	Certain Registered and Regulated Investment Houses and Funds in London (United Kingdom).

●	An Austrian management consultancy firm based in Austria.

●	Various Financial Institutions and also Investment Banks based in Dubai.

●	Certain Private Banks based in Amsterdam, Luxembourg and Zurich.

●	Various Family Offices in Dubai.

●	Various introducers to capital based on the East and West Coast of the US.

●	Various introducers to capital based in Singapore and Hong Kong.

●	Various South East Asian financial partners and introducers to new business.

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

ARGENTUM 47, INC.

Date: May 15, 2018	/s/Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

