Form 10-Q
period 2018-06-30
ARGENTUM 47, INC.
filed 2018-07-25
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 25, 2018, there were 525,534,409 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Financial Statements

June 30, 2018

(Unaudited)

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets
Cash & cash equivalents	$236,556	$5,084
Accounts receivable	61,288	30,888
Marketable securities at fair value	3,561,055	2,029,340
Prepaids	6,272	5,256
Other current assets	6,495	7,373
Total current assets	3,871,666	2,077,941

Investments at cost	-	136

Fixed assets, net	5,947	2,067

Total assets	$3,877,613	$2,080,144

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$197,734	$177,802
Accrued contingencies and penalties	-	5,000
Accounts payable and accrued liabilities - related parties	117,061	238,965
Income tax payable	2,832	2,832
Accrued interest	215,125	204,461
Notes payable	319,598	340,673
Fixed price convertible notes payable - net of discount of $125,767 and $5,389, respectively	1,109,233	401,211
Total current liabilities	1,961,583	1,370,944

Total liabilities	$1,961,583	$1,370,944

Commitments and contingencies (Note 11)

Stockholders’ Equity

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,200,000 and 2,400,000 shares issued and outstanding, respectively.	3,200	2,400
Common stock: 950,000,000 shares authorized; $0.001 par value: 525,534,409 and 525,534,409 shares issued and outstanding, respectively.	525,534	525,534
Additional paid in capital	10,188,061	9,868,862
Accumulated deficit	(8,845,583)	(10,914,391)
Accumulated other comprehensive (loss) / income	(182)	1,181,795
Total stockholders’ equity	1,916,030	709,200

Total liabilities and stockholders’ equity	$3,877,613	$2,080,144

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2018 and June 30, 2017 (Unaudited)

	For the three months ended,		For the six months ended,
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$30,488	$109,926	$70,267	$216,639

General and administrative expenses	37,287	42,165	84,117	97,841
Compensation	296,948	174,162	449,391	373,366
Professional services	46,791	28,248	159,625	81,362
Depreciation	599	2,788	918	5,575
Bad debt expense	-	20,000	-	20,000
Total operating expenses	381,625	267,363	694,051	578,144

Loss from operations	$(351,137)	$(157,437)	$(623,784)	$(361,505)

Other income (expenses):
Interest expense	$(10,258)	$(1,500)	$(27,855)	$(2,500)
Amortization of debt discount	(13,620)	(36,308)	(26,509)	(103,048)
Gain on sale of subsidiary	-	23,052	-	23,052
Gain on available for sale marketable securities, net	1,139,576	3,040	1,531,699	3,040
Loss on conversion of notes into common stock	-	(180,078)	-	(259,707)
Gain / (loss) on extinguishment of debt and other liabilities	-	(33,960)	33,823	(51,261)
Exchange rate gain / (loss)	620	(104)	(241)	(382)
Total other income (expenses)	1,116,318	(225,858)	1,510,917	(390,806)

Net income / (loss)	$765,181	$(383,295)	$887,133	$(752,311)

Net income / (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income / (loss) per common share - diluted	0.00	(0.00)	0.00	(0.00)

Weighted average number of common shares outstanding - basic	525,534,409	401,519,587	525,534,409	389,749,381
Weighted average number of common shares outstanding - diluted	1,357,284,409	401,519,587	1,357,284,409	389,749,381

Comprehensive income / (loss):
Net income / (loss)	$765,181	$(383,295)	$887,133	$(752,311)
Unrealized fair value gain on available for sale marketable securities	-	505,228	-	505,228
Loss on foreign currency translation	(829)	-	(302)	-
Comprehensive income / (loss)	$764,352	$121,933	$886,831	$(247,083)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and June 30, 2017 (Unaudited)

	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net income / (loss)	$887,133	$(752,311)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	918	5,575
Amortization of debt discount	26,509	103,048
(Gain) / loss on extinguishment of debt and other liabilities	(33,823)	51,261
Gain on available for sale marketable securities, net	(1,531,699)	(3,040)
Loss on conversion of notes into common stock	-	259,707
Gain on sale of subsidiary	-	(23,052)
Bad debt expense	-	20,000

Changes in operating assets and liabilities:
Accounts receivable	(30,400)	(58,499)
Marketable securities at fair value	-	13,665
Prepaids	(1,016)	27,552
Other current assets	879	1,629
Accounts payable and accrued liabilities	345,166	101,355
Accrued contingencies and penalties	(5,000)	(1,361)
Accounts payable and accrued liabilities - related parties	(121,904)	213,278
Deferred revenue	-	(100,000)
Accrued interest	10,664	2,500

Net cash used in operating activities:	$(452,573)	$(138,693)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	(4,798)	-
Proceeds from sale of marketable securities	120	-

Net cash used in investing activities	$(4,678)	$-

Cash flows from financing activities:
Proceeds from loans - related parties	1,663	17,707
Repayment of loans - related parties	(1,663)	-
Proceeds from notes payable, net of debt issue cost	1,088,112	60,000
Repayment of notes payable	(399,087)	-

Net cash provided by financing activities	$689,025	$77,707

Net increase in cash	$231,773	$(60,986)

Effect of Exchange Rates on Cash	(302)	-

Cash at Beginning of Period	$5,084	$66,523

Cash at End of Period	$236,556	$5,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,191	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount and issuance costs recorded on notes payable	$146,888	$-
Accounts payable and accrued salaries settled in series “C” preferred stock	$160,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2017. The interim results for the period ended June 30, 2018 are not necessarily indicative of results for the full fiscal year.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a loss from operations of $351,137 and $623,784 for the three and six months ended June 30, 2018 respectively; net cash used in operations of $452,573 for the six months ended June 30, 2018; and accumulated deficit of $8,845,583 as of June 30, 2018. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

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

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum”). Up to June 5, 2017, ARG also owned 100% shareholding of a subsidiary called Global Equity Partners Plc., which was sold in 2017 pursuant to a stock purchase and debt assumption agreement. GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

Comprehensive Income / (Loss)

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from January 1, 2018 through June 30, 2018, includes only foreign currency translation gain, and is presented in the Company’s consolidated statements of comprehensive income. Pursuant to ASU 2016-01, the Company reclassified the opening balance of unrealized gain on available for sale marketable securities from other comprehensive income to retained earnings as a cumulative effect adjustment as at January 1, 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended June 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain on available for sale marketable securities	Total
Balance, December 31, 2017	$120	$1,181,675	$1,181,795
Other comprehensive loss before reclassification	(302)	-	(302)
Amounts reclassified from accumulated other comprehensive income as a cumulative effect adjustment	-	(1,181,675)	(1,181,675)
Net current-period other comprehensive income	(302)	(1,181,675)	(1,181,977)
Balance, June 30, 2018	$(182)	$-	$(182)

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at June 30, 2018 and December 31, 2017.

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s Dubai subsidiary is the Arab Emirates Dirham (“AED”) and the functional currency of the Company’s UK subsidiary is Great Britain Pounds (“GBP”). All foreign currency balances and transactions are translated into United States dollars (“$” and/or “USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the non-operating income or expenses of the statement of operations.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

Investments

(A) Classification of Securities

Marketable Securities

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) It requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. After evaluating the potential impact of this guidance on our consolidated financial statements, our management has reversed $1,181,675 from accumulated other comprehensive income to opening retained earnings as a cumulative effect adjustment on January 1, 2018, using the modified retrospective method.

At the time of the acquisition, a marketable security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

All changes in the fair value of the securities are reported in the earnings as they occur in a single line item “Gain on available for sale marketable securities, net.” Therefore, no gain/loss is recognized on the sale of securities.

Cost Method Investments

Securities that are not classified as marketable securities are accounted for under the cost method. These securities are recorded at their original cost basis and are subject to impairment testing.

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any permanent impairment during the six months ended June 30, 2018 or June 30, 2017.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

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

June 30, 2018

(Unaudited)

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

In fixed-fee billing arrangements, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. The Company sets the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenues under fixed fee billing arrangements using the input method, which is based on work completed to date versus the Company’s estimates of the total services to be provided under the engagement.

Performance based or contingent arrangements represent forms of variable consideration. In these arrangements, the Company´s fees are linked to the attainment of contractually defined objectives with its clients, such as receiving an agreed post-funding equity position of the client´s stock or assisting the client in achieving a specific business objective. These arrangements include conditional payments, commonly referred to as cash success fees and/or equity success fees. The Company typically satisfies its performance obligations for these services over time as the related contractual objectives are met. The Company determines the transaction price based on the expected probability of achieving the agreed upon outcome and recognize revenue earned to date by applying the input method.

Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.

The payment terms and conditions in the Company´s customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either accrued accounts receivable, an asset or deferred revenues or as a liability. Revenues recognized for services performed but not yet billed to clients are recorded as accrued accounts receivable. Client prepayments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable engagement agreement.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

All revenues are generated from clients whose operations are based outside of the United States. For the six months ended June 30, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	June 30, 2018	June 30, 2017

SAC	United Kingdom and Norway	0%	46.16%
SCL	United Kingdom	0%	4.62%
TLF	United Arab Emirates	0%	5.93%
FAD	Saudi Arabia	0%	10.46%
AGL	United Arab Emirates	0%	1.88%
DHG	United Arab Emirates	0%	16.33%
FAT	United Arab Emirates	0%	1.97%
EEC	Saudi Arabia	41.68%	12.19%
DUO	Sri Lanka	2.85%	0.46%
GRL	United Kingdom	42.69%	0%
OCS	United Arab Emirates	12.78%	0%
		100%	100%

At June 30, 2018 and December 31, 2017, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2018	December 31, 2017

EEC	47.79%	94.82%
DUO	3.26%	5.18%
GRL	48.95%	0%
	100%	100%

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

June 30, 2018

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

As at June 30, 2018 and 2017, the Company had common stock equivalents of 61,750,000 and 33,854,186 common shares respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 7(F).

As at June 30, 2018 and 2017, the Company had common stock equivalents of 770,000,000 and 450,000,000 common shares respectively, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 8(A).

	Number of Common Shares
	June 30, 2018	June 30, 2017
Potential dilutive common stock
Convertible notes	61,750,000	33,854,186
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	320,000,000	-
Total potential dilutive common stock	831,750,000	483,854,186

Add: Weighted average number of common shares – Basic	525,534,409
Weighted average number of common shares – Dilutive	1,357,284,409

As of June 30, 2017, the potentially dilutive common stock equivalents were not included in the computation of net loss per share because the effects would have been anti-dilutive due to the net losses.

As of June 30, 2018, diluted weighted average number of common shares exceeds total authorized common shares. However, 770,000,000 common shares would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock cannot be any earlier than September 27, 2020.

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

June 30, 2018

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

The following are the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2018	December 31, 2017
Level 1 –Marketable Securities – Recurring	$3,561,055	$2,029,340
Level 3 – Non-Marketable Securities – Non-recurring	$-	$136

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

Changes in Level 1 marketable securities measured at fair value for the six months ended June 30, 2018 were as follows:

Balance, December 31, 2017	$2,029,340
Securities transferred from long term investments valued at cost	136
Sales and settlements during the period	(120)
Gain on available for sale marketable securities, net	1,531,699
Balance, June 30, 2018	$3,561,055

Non-Marketable Securities at Fair Value on a Non-Recurring Basis — Certain assets are measured at fair value on a nonrecurring basis. The Level 3 position consists of investments accounted for under the cost method. The Level 3 position consists of investments in equity securities held in private companies.

Management believes that an “other-than-temporary impairment” would be justified, as according to ASC 320-10 an investment is considered impaired when the fair value of an investment is less than its amortized cost basis. The impairment is considered either temporary or other-than-temporary. The accounting literature does not define other-than-temporary. It does, however, state that other-than-temporary does not mean permanent, although, all permanent impairments are considered other-than-temporary. The literature does provide some examples of factors, which may be indicative of an “other-than-temporary impairment,” such as:

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2018 were as follows:

Balance, December 31, 2017	$136
Securities received for services during the period	-
Securities transferred to marketable securities	(136)
Impairment loss	-
Balance, June 30, 2018	$-

Recent Accounting Pronouncements

There are no new accounting pronouncements that we expect to have an impact on the Company’s financial statements except as follows:

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the six months ended June 30, 2018; hence, there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

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

Note 5 – Investments

A.	Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value
Duo World Inc. (DUUO)	5,935,092	$3,561,055	3,382,233	$2,029,340
	5,935,092	$3,561,055	3,382,233	$2,029,340

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo World Inc. valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc. having the same cost basis of $136; no gain or loss was recorded on this conversion. See Note 5B.

During the six months ended June 30, 2018, the Company sold 200 common shares of Duo World Inc. at $0.60 per share or $120.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

On May 31, 2018, the Company received common stock dividend of 1,187,059 common shares of Duo World Inc. based on the stock split ratio of 4:5. There was no net accounting effect of the receipt of these shares.

At June 30, 2018, the Company revalued 5,935,092 common shares to their fair value of $0.60 per share, totaling $3,561,055. Following is a summary of net gain on available for sale marketable securities for the six months ended June 30, 2018;

Net gain recognized on marketable equity securities during the six months ended June 30, 2018	$1,531,699
Less: Gain recognized on marketable equity securities sold during the six months ended June 30, 2018	-
Unrealized gain recognized during the six months ended June 30, 2018 on marketable equity securities still held at June 30, 2018	$1,531,699

B.	Investments at Cost

The Company, through its subsidiary, GEP Equity Holdings Limited, holds following common equity securities in private and reporting companies as at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Primesite Developments Inc.	5,006,521	$-	5,006,521	$-	Private Company
Quartal Financial Solutions AG	2,271	-	2,271	-	Private Company
	5,008,792	$-	5,008,792	$-

The Company, through its subsidiary, GEP Equity Holdings Limited, held the following preferred equity securities in private and reporting companies as at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	-	$-	136,600	$136	Reporting Company – OTC
Primesite Developments Inc.	450,000	-	450,000	-	Private Company
	450,000	$-	586,600	$136

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc. having the same cost basis of $136; no gain or loss was recorded on this conversion.

Note 6 – Fixed Assets

Following table reflects net book value of fixed assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	Useful Life
Furniture and Equipment	$44,814	$40,016	3 to 5 years
Accumulated depreciation	(38,867)	(37,949)
Net fixed assets	$5,947	$2,067

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

Depreciation expense for the six months ended June 30, 2018 and 2017 was $918 and $5,575, respectively.

Note 7 – Debt, Accounts Payable and Accrued Liabilities

(A)       Accounts Payable and Accrued Liabilities

The following table represents breakdown of accounts payable as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Accrued salaries and benefits	$109,080	$113,770
Accounts payable	88,654	64,032
	$197,734	$177,802

(B)       Accrued Contingencies and Penalties

At December 31, 2017, the Company accrued $5,000 as a provision for late filing fee for 2014 IRS Form 5472 Tax Return. On January 19, 2018, the Company paid the entire outstanding penalty of $5,000 and the interest amounting to $390 to the IRS.

(C)       Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Accrued salaries and benefits	$109,265	$233,869
Expenses payable	7,796	5,096
	$117,061	$238,965

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $160,000 to 800,000 Series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of preferred stock. Each share of the Series “C” preferred stock is convertible into 100 common shares, resulting in an equivalent 80,000,000 shares of common stock having a fair value of $320,000, thereby recognizing additional stock based compensation of $160,000. (See Note 8(A)). As a result of this conversion, the Company issued following shares of Series “C” preferred stock to its officers and directors:

●	400,000 shares of Series “C” preferred stock to the Company´s CEO, having a par value of $0.001 per share or $400 for his accrued salary balance of $80,000. The equivalent common stock issued would be 40,000,000 having a fair value of $0.004 per share or $160,000 at the date of issuance of preferred stock, thereby recognizing a stock based compensation of $80,000, and
●

400,000 shares of Series “C” preferred stock to the Company´s CFO, having a par value of $0.001 per share or $400 for his accrued salary balance of $80,000. The equivalent common stock issued would be 40,000,000 having a fair value of $0.004 per share or $160,000 at the date of issuance of preferred stock, thereby recognizing a stock based compensation of $80,000.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

(D)	Loans Payable – Related Parties

The Company received short-term loans from one of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity during the six months ended June 30, 2018:

Balance, December 31, 2017	$-
Proceeds from loans	1,663
Repayments	(1,663)
Balance, June 30, 2018	$-

(E)	Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at June 30, 2018:

Date of Note	Principal	Accrued Interest	Total
October 17, 2013	$319,598	$160,402	$480,000
November 26, 2013	-	37,971	37,971
November 3, 2017	-	-	-
Balance – June 30, 2018	$319,598	$198,373	$517,971

●	On October 17, 2013, the Company secured a non-convertible three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of an investment we held then in a company called Direct Security Integration Inc. and the note holder is currently trying to sell these shares. The shares used as a form of guarantee formed part of the assets of our Company at that time but are not considered an asset since the date we provided them to the lender as we were no longer in control of such shares.

On September 18, 2015, the Company and the note holder agreed to amend the previous terms of the agreement and both parties agreed on the new terms whereby the Company is now liable to pay $500,000 as full and final payment of the October 17, 2013 loan principal, accrued interest, and all other related penalties. This repayment will not accrue any further interest or penalties.

On December 21, 2015, the company repaid first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance of $319,598 as on December 31, 2015. The remaining installments totaling to $480,000, as per the amended agreement, have not been paid as of June 30, 2018.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

During the year ended December 31, 2017, the company recorded $5,269 as interest expense. Due to default in payment on due date, the company recorded additional interest of $1,689 during the six months ended June 30, 2018, making the total accrued interest balance of $6,958.

On January 19, 2018, the Company fully repaid principal loan amount of $21,075 and accrued interest of $6,958.

(F)	Fixed Price Convertible Notes Payable

Following is the summary of all fixed price convertible notes, net of debt discount and debt issue cost, including the accrued interest as at June 30, 2018:

Date of Note	Principal	Discount	Principal, net of discount	Accrued Interest	Total
June 5, 2017 – Mammoth Corp.	$-	$-	$-	$-	$-
August 9, 2017 – Mammoth Corp.	-	-	-	-	-
November 15, 2017 – Mammoth Corp.	-	-	-	-	-
January 17, 2018 - Xantis PE Fund	400,000	19,500	380,500	11,178	391,678
January 23, 2018 - William Marshal Plc.	100,000	-	100,000	2,795	102,795
June 8, 2018 - Xantis AION Sec Fund	735,000	106,267	628,733	2,779	631,512

Balance, June 30, 2018	$1,235,000	$125,767	$1,109,233	$16,752	$1,125,985

●	On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated December 6, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated June 5, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of the note was $0.0071. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on June 5, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated December 6, 2016 and $16,750 was recognized as loss on debt extinguishment.

On December 4, 2017, the Company re-negotiated the loan terms and entered into a rider agreement with the noteholder. The terms of this rider agreement were a one-time 35% increase in the principal loan of $64,487, increasing the principal sum from $184,250 to $248,737. In addition, both parties also agreed to re-negotiate the loan terms of another note dated August 9, 2017 with a one-time 35% increase in the principal loan of $19,775, increasing the principal sum from $56,500 to $76,275. This rider agreement further consolidated the revised principal note balances of the two notes into a single payable of $325,012. The Company agreed a repayment plan of six monthly installments of $54,168 commencing from January 15, 2018 and ending on June 15, 2018. The noteholder agreed to suspend the conversion of the notes if the Company continued to repay all six installments as per the revised payment plan. The Company accounted for this one-time increase on both notes amounting to $64,487 and $19,775 as a loss on debt extinguishment. As of December 31, 2017, the outstanding balance amounted to $248,737 and $73,386, net of $2,889 discount, against the two notes dated June 5, 2017 and August 9, 2017, respectively.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

During the six months ended June 30, 2018, the Company fully repaid the six installments of $54,168 each, thereby leaving an outstanding principal loan balance of $0 as on June 30, 2018.

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

During the year ended December 31, 2017, $3,611 of the debt discount balance was amortized to income statement. During the six months ended June 30, 2018, $2,889 of the debt discount balance was amortized to income statement, leaving an unamortized discount balance of $0.

With the payments of all six installments of $54,168 each as per the amendment discussed in above paragraph, the Company first settled these payments against this convertible note in full amounting to $76,275, thereby leaving an outstanding principal loan balance of $0 as on June 30, 2018.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

On January 17, 2018, the Company received an initial tranche of funding from Xantis Private Equity Fund amounting to $400,000. The Company paid a $36,000 cash commission, which is treated as debt issuance cost for this note. This particular Convertible Note issued to Xantis Private Equity Fund will mature on January 13, 2019 as January 12, 2018 was the date that the funds were effectively wired to the Company.

During the six months ended June 30, 2018, $16,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $19,500. The Company further recorded $11,178 as interest expense during the six months ended June 30, 2018 and the outstanding note balance amounted to $400,000 as of June 30, 2018.

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

During the six months ended June 30, 2018, the company recorded $2,795 as interest expense and the outstanding note balance amounted to $100,000 as of June 30, 2018.

●	On June 6, 2018, the Company secured a 12-month fixed price convertible loan, from Xantis AION Securitization Fund (Luxembourg), for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately $1,940,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days.

On June 8, 2018, the Company received an initial tranche of funding from Xantis AION Securitization Fund amounting to $735,000. The Company paid a $110,887 cash commission, which is treated as debt issuance costs for this note. This particular Convertible Note issued to Xantis AION Securitization Fund will mature on June 9, 2019.

During the six months ended June 30, 2018, $4,260 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $106,267. The Company further recorded $2,779 as interest expense during the six months ended June 30, 2018 and the outstanding note balance amounted to $735,000 as of June 30, 2018.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 8 - Stockholders’ Equity

(A)         Preferred Stock

●	Series “A” Convertible Preferred Stock

On November 30, 2011, the Company designated 5,000,000 of its authorized preferred stock as Series “A” convertible preferred stock. On November 13, 2012, the Company’s board of directors approved an amendment to the Certificate of Designation to amend the voting rights and conversion rights of the Company’s Series “A” preferred shares as follows:

●	Voting Rights: 10 votes per share (votes along with common stock);
●	Conversion Rights: Each share of Series “A” Preferred is convertible into ten (10) shares of common stock 1 day after the second anniversary of issuance;
●	Dividend Rights: None;
●	Liquidation Rights: None

On May 19, 2015, the board of directors agreed to the non-redemption of the redeemable Series “A” Preferred Shares and the officers of the Company who held these shares of Series “A” Preferred Stock, returned all 1,983,332 Shares of the Company to Treasury. Since the preferred shares were vested upon issuance in prior years, the cancellation of these shares was considered a contribution back to the Company at zero cost with no gain or loss recognized.

On July 15, 2015 the Certificate of Designation of the 5,000,000 Series “A” preferred shares was withdrawn.

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

June 30, 2018

(Unaudited)

●	Series “C” Convertible Preferred Stock

On September 18, 2017, the Company designated 5,000,000 of its authorized preferred stock as Series “C” Convertible Preferred Stock. The Certificate of Designation stated the following:

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

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salary balances amounting to $240,000 into 2,400,000 shares of Series “C” Preferred Stock at par value of $0.001 per share, having an equivalent common stock fair value of $0.0028 per share or $672,000 at the date of issuance of such preferred stock.

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salary balances amounting to $160,000 into 800,000 shares of Series “C” Preferred Stock at par value of $0.001 per share, having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of such preferred stock. See Note 7(C).

(B)       Common Stock

As at June 30, 2018 and December 31, 2017, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. As at June 30, 2018, the Company had 525,534,409 shares of common stock issued and outstanding.

During the six months ended June 30, 2018, the Company did not issue any new shares of common stock.

Note 9 – Revenue

For the six months ended June 30, 2018 and 2017, the Company recognized total revenues amounting to $70,267 and $216,639, respectively. After the implementation of the ASC 606, the Company´s management believes that the estimated transaction price has not changed based on a re-assessment of the expected probability of achieving the agreed-upon outcome for the Company´s performance based and contingent arrangements. Hence, during the six months ended June 30, 2018, there were no revenues recorded related to the catch-up adjustment due to a change in the transaction price in the current period.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of June 30, 2018, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2018 and December 31, 2017.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of June 30, 2018 and December 31, 2017.

Note 10 – Related Party Transactions

At June 30, 2018, there were accounts payable and accrued liabilities due to related parties. See Note 7(C).

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

On June 1, 2015, the Company (the defendant in the lawsuit) retained the legal services of a Dubai based law firm called Al Safar & Partners. At March 31, 2017, there was a judgment against the Company (the defendant) for the recovery of $411,272.

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

June 30, 2018

(Unaudited)

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

To date, the Dubai attorneys are in the process of transferring the entire court case to the new owner of Global Equity Partners Plc.

Aside from the above matter, we are not subject to any other pending or threatened litigation.

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of March 31, 2017, the Company was in dispute with a former client regarding certain payments that we made on behalf of this former client. On June 5, 2017, the underlying deferred revenue liability was transferred to the acquiring individual as part of the stock purchase and debt assumption agreement.

Commitments

●	On November 6, 2017, the Company renewed its rent agreement for its head office at Dubai for a further period of one year amounting to a reduced rental of $29,942 per annum (from November 2017 until October 2018). This agreement is further renewable for a period of one year at 5% higher than the current rent. Rent expense for the six months ended June 30, 2018 was $14,971.

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

Our MD&A is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended June 30, 2018 and June 30, 2017

D. Results of operations for the six months ended June 30, 2018 and June 30, 2017

E. Financial condition as at June 30, 2018 and December 31, 2017

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

On December 12, 2017, we incorporated a United Kingdom company under the name of Argentum 47 Financial Management Limited (“Argentum”). Argentum is a wholly-owned subsidiary of the Company. Argentum was formed to serve as a holding company for the acquisition of United Kingdom based advisory firms. During 2018, the Company intends to acquire four licensed financial advisory firms, two in U.K. and two in South East Asia. All four currently have an aggregate US$150 million of funds under management.

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

On February 20, 2018, the United Kingdom Financial Conduct Authority approved the eventual change of control of one of the financial advisory firms, with US$38.75 million of funds under management, that will be acquired in the North East of the United Kingdom. This Notice of Change of Control will allow the Company´s UK subsidiary, Argentum 47 Financial Management Limited, and its directors to incur in such acquisition; hence, allow it to legally control and manage the business once acquired.

On March, 29, 2018, we changed our corporate name to Argentum 47, Inc.

On April 2, 2018, our trading symbol was changed to from GEQU to ARGQ.

On May 30, 2018, the Isle of Man Financial Services Authority (FSA) approved the eventual change of control of the financial advisory, with US$52.59 million of funds under management, that will be acquired by the Company in Isle of Man. This Notice of Change of Control will allow the Company´s UK subsidiary, Argentum 47 Financial Management Limited, and its directors to incur in such acquisition; hence, allow it to legally control and manage the business once acquired.

On June 6, 2018, the Company secured a 12-month fixed price convertible loan, from Xantis AION Securitization Fund (Luxembourg), for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately $1,940,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $735,000 under this loan.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of June 30, 2018, we had 525,534,409 shares of common stock issued and outstanding. We also have two series of preferred stock: Series “B” Preferred Stock and Series “C” Preferred Stock. As of June 30, 2018, we had 45,000,000 shares of Series “B” Preferred Stock designated, authorized, issued and outstanding. As of June 30, 2018, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,200,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock designated, authorized, issued or outstanding. We have 1,800,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

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

C.	Results of operations for the three months ended June 30, 2018 and June 30, 2017:

The Company had revenues amounting to $30,488 and $109,926, for the three months ended June 30, 2018 and 2017, respectively.

	June 30, 2018	June 30, 2017	Changes

Revenue	$30,488	$109,926	$(79,438)
	$30,488	$109,926	$(79,438)

During the three months ended June 30, 2018, $30,488 was recognized as revenue for services rendered to different clients. The total revenue reduced by $79,438 mainly due to the fact that the Company did not take on any new clients during the three months ended June 30, 2018 because management has been concentrating on implementing its inorganic growth model via acquisition of various financial advisory firms with funds under management.

For the three months ended June 30, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	June 30, 2018	June 30, 2017

SAC	United Kingdom and Norway	0%	90.97%
FAD	Saudi Arabia	0%	5.17%
FAT	United Arab Emirates	0%	3.86%
EEC	Saudi Arabia	96.06%	0%
DUO	Sri Lanka	3.94%	0%
		100%	100%

The total operating expenditures amounted to $381,625 and $267,363, for the three months ended June 30, 2018 and 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2018	June 30, 2017	Changes

General and administrative expenses	$37,287	$42,165	$(4,878)
Salaries	296,948	174,162	122,786
Professional services	46,791	28,248	18,543
Depreciation	599	2,788	(2,189)
Bad debt expense	-	20,000	(20,000)
Total operating expenses	$381,625	$267,363	$114,262

During the three months ended June 30, 2018, total operating expenses increased by $114,262 from the comparative period ended June 30, 2017. The increase is mainly due to an increase in the compensation expense because during the three months ended June 30, 2018, all of the officers and directors received additional stock based compensation of $160,000 in the form of shares of Series “C: Preferred Stock. There was no such stock based compensation given during the comparative period ended June 30, 2017.

The loss from operations for the three months ended June 30, 2018 and 2017, was $351,137 and $157,437, respectively.

The Company´s other income and (expenses) for the three months ended June 30, 2018 and 2017, were $1,116,318 and $(255,858), respectively.

	June 30, 2018	June 30, 2017	Changes
Interest expense	$(10,258)	$(1,500)	$(8,758)
Amortization of debt discount	(13,620)	(36,308)	22,688
Gain on sale of subsidiary	-	23,052	(23,052)
Gain on available for sale marketable securities, net	1,139,576	3,040	1,136,536
Loss on conversion of notes into common stock	-	(180,078)	180,078
Loss on extinguishment of debt and other liabilities	-	(33,960)	33,960
Exchange rate gain / (loss)	620	(104)	724
Total other income (expenses)	$1,116,318	$(225,858)	$1,342,176

Our total other income increased mainly due to the fact that during the three months ended June 30, 2018, the Company recorded a net gain on available for sale marketable securities amounting to $1,139,576 compared to only $3,040 during the three months ended June 30, 2017. In addition, the Company amortized less debt discount on its debt as compared to prior three months ended June 30, 2017. Also, during the three months ended June 30, 2017, there were various conversions of fixed price convertible debt at a price less than the contractual price that resulted in loss on conversion of notes into common stock of $180,078. There was no such loss booked during the three months ended June 30, 2018.

The net income / (loss) for the three months ended June 30, 2018 and 2017 were $765,181 and $(383,295), respectively.

The comprehensive income for the three months ended June 30, 2018 and 2017 amounted to $764,352 and $121,933, respectively. The Company’s other comprehensive income for the three months ended June 30, 2017 includes an unrealized fair value gain on available for sale marketable securities amounting to $505,228.

	June 30, 2018	June 30, 2017
Comprehensive income (loss):
Net income / (loss)	$765,181	$(383,295)
Unrealized fair value gain on available for sale marketable securities	-	505,228
Loss on foreign currency translation	(829)	-
Comprehensive income	$764,352	$121,933

The Company had 525,534,409 and 413,090,573 shares of common stock issued and outstanding at June 30, 2018 and June 30, 2017, respectively. Basic weighted average number of common shares outstanding for the three months ended June 30, 2018 and 2017, was 525,534,409 and 401,519,587, respectively. Basic net income / (loss) per share for both periods was $0.00 and $(0.00), respectively. Diluted weighted average number of common shares outstanding for the three months ended June 30, 2018 and 2017, was 1,357,284,409 and 401,519,587, respectively. Diluted net income / (loss) per share for both periods was $0.00 and $(0.00), respectively.

D.	Results of operations for the six months ended June 30, 2018 and June 30, 2017:

The Company had revenues amounting to $70,267 and $216,639, for the six months ended June 30, 2018 and 2017, respectively.

	June 30, 2018	June 30, 2017	Changes

Revenue	$70,267	$216,639	$(146,372)
	$70,267	$216,639	$(146,372)

During the six months ended June 30, 2018, $70,267 was recognized as revenue for services rendered to different clients. The total revenue reduced by $146,372 mainly due to the fact that the Company did not take on any new clients during the six months ended June 30, 2018 because management has been concentrating on implementing its inorganic growth model via acquisition of various financial advisory firms with funds under management.

For the six months ended June 30, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	June 30, 2018	June 30, 2017

SAC	United Kingdom and Norway	0%	46.16%
SCL	United Kingdom	0%	4.62%
TLF	United Arab Emirates	0%	5.93%
FAD	Saudi Arabia	0%	10.46%
AGL	United Arab Emirates	0%	1.88%
DHG	United Arab Emirates	0%	16.33%
FAT	United Arab Emirates	0%	1.97%
EEC	Saudi Arabia	41.68%	12.19%
DUO	Sri Lanka	2.85%	0.46%
GRL	United Kingdom	42.69%	0%
OCS	United Arab Emirates	12.78%	0%
		100%	100%

The total operating expenditures amounted to $694,051 and $578,144, for the six months ending on June 30, 2018 and 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2018	June 30, 2017	Changes

General and administrative expenses	$84,117	$97,841	$(13,724)
Salaries and Compensation	449,391	373,366	76,025
Professional services	159,625	81,362	78,263
Depreciation	918	5,575	(4,657)
Bad debt expense	-	20,000	(20,000)
Total operating expenses	$694,051	$578,144	$115,907

During the six months ended June 30, 2018, total operating expenses increased by $115,907 from the comparative period ended June 30, 2017. The increase is mainly due to an increase in the compensation expense because during the six months ended June 30, 2018, all of the officers and directors received additional stock based compensation of $160,000 in the form of shares of Series “C” Preferred Stock. There was no such stock based compensation given during the comparative period ended June 30, 2017.

The loss from operations for the six months ended June 30, 2018 and 2017, was $623,784 and $361,505, respectively.

The Company´s other income and (expenses) for the six months ended June 30, 2018 and 2017, were $1,510,917 and $(390,806), respectively.

	June 30, 2018	June 30, 2017	Changes
Interest expense	$(27,855)	$(2,500)	$(25,355)
Amortization of debt discount	(26,509)	(103,048)	76,539
Gain on sale of subsidiary	-	23,052	(23,052)
Gain on available for sale marketable securities, net	1,531,699	3,040	1,528,659
Loss on conversion of notes into common stock	-	(259,707)	259,707
Gain / (loss) on extinguishment of debt and other liabilities	33,823	(51,261)	85,084
Exchange rate loss	(241)	(382)	141
Total other income (expenses)	$1,510,917	$(390,806)	$1,901,723

Our total other income increased mainly due to the fact that during the six months ended June 30, 2018, the Company recorded a net gain on available for sale marketable securities amounting to $1,531,699 as compared to $3,040 during the six months ended June 30, 2017. In addition, the Company amortized less debt discount on its debt as compared to prior six months ended June 30, 2017. Also, during the six months ended June 30, 2017, there were various conversions of fixed price convertible debt at a price less than the contractual price that resulted in loss on conversion of notes into common stock of $259,707. There was no such loss booked during the six months ended June 30, 2018.

The net income / (loss) for the six months ended June 30, 2018 and 2017 were $887,133 and $(752,311), respectively.

The comprehensive income / (loss) for the six months ended June 30, 2018 and 2017 amounted to $886,831 and $(247,083), respectively. The Company’s other comprehensive income for the six months ended June 30, 2017 includes an unrealized fair value gain on available for sale marketable securities amounting to $505,228.

	June 30, 2018	June 30, 2017
Comprehensive income (loss):
Net income / (loss)	$887,133	$(752,311)
Unrealized fair value gain on available for sale marketable securities	-	505,228
Loss on foreign currency translation	(302)	-
Comprehensive income	$886,831	$(247,083)

The Company had 525,534,409 and 413,090,573 shares of common stock issued and outstanding at June 30, 2018 and June 30, 2017, respectively. Basic weighted average number of common shares outstanding for the six months ended June 30, 2018 and 2017, was 525,534,409 and 389,749,381, respectively. Basic net income / (loss) per share for both periods was $0.00 and $(0.00), respectively. Diluted weighted average number of common shares outstanding for the six months ended June 30, 2018 and 2017, was 1,357,284,409 and 389,749,381, respectively. Diluted net income / (loss) per share for both periods was $0.00 and $(0.00), respectively.

E.	Financial condition as at June 30, 2018 and December 31, 2017:

Assets:

The Company reported total assets of $3,877,613 and $2,080,144 as of June 30, 2018 and December 31, 2017, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $3,561,055 and $2,029,340 as at June 30, 2018 and December 31, 2017, respectively.

Our fixed assets include office equipment having a net book value of $5,947 and $2,067 as at June 30, 2018 and December 31, 2017, respectively. Furthermore, our current assets at December 31, 2017 amounted to $2,077,941 and at June 30, 2018, these current assets amounted to $3,871,666 comprised of cash of $236,556, accounts receivable of $61,288, prepaid and other current assets of $12,767 and marketable securities valued at fair value of $3,561,055.

Liabilities:

Our current liabilities at December 31, 2017 totaled $1,370,944. At June 30, 2018, the Company reported its current liabilities amounting to $1,961,583, which represents an increase of 43%. This increase was due to the fact that the Company received an initial tranche of funding from Xantis Private Equity Fund, Xantis AION Securitization Fund and William Marshal Plc., amounting to an aggregate of $1,235,000 during the six months ended June 30, 2018. All of our liabilities reported at June 30, 2018 are current and mainly include third party debt which is due to various lenders, trade creditors and payables to related parties on account of accrued salaries and expenses.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Total Debt	Remarks
October 17, 2013	$480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
June 5, 2017	248,737	Fixed price convertible and non-collateralized
August 9, 2017	73,386	Fixed price convertible and non-collateralized
November 6, 2017	26,344	Non-convertible and non-collateralized
November 15, 2017	79,857	Convertible and non-collateralized
Balance, December 31, 2017	$946,295

Following is the summary of all third party notes, net of debt discount and debt issue costs, including the accrued interest as at June 30, 2018:

Date of Note	Total Debt	Remarks
October 17, 2013	$480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
January 17, 2018	391,678	Fixed price convertible and non-collateralized
January 23, 2018	102,795	Fixed price convertible and non-collateralized
June 8, 2018	631,512	Fixed price convertible and non-collateralized
Balance, June 30, 2018	$1,643,956

Stockholders’ Equity:

At December 31, 2017, the Company had Stockholders´ Equity of $709,200. At June 30, 2018, the Company had Stockholders´ Equity of $1,916,030. We reported accumulated other comprehensive (loss) / income of $(182) and $1,181,795 as at June 30, 2018 and December 31, 2017, respectively. This reduction was due to the adoption of ASC 2016-01 whereby the management reversed $1,181,675 from accumulated other comprehensive income to opening retained earnings as a cumulative effect adjustment on January 1, 2018.

The Company had 525,534,409 shares of common stock issued and outstanding at June 30, 2018 and December 31, 2017. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as at June 30, 2018 and December 31, 2017. The Company further had issued and outstanding 3,200,000 and 2,400,000 shares of Series “C” Convertible Preferred Stock as at June 30, 2018 and December 31, 2017, respectively.

F.	Liquidity and capital reserves:

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a loss from operations of $351,137 and $623,784 for the three and six months ended June 30, 2018, respectively; net cash used in operations of $452,573 for the six months ended June 30, 2018; and accumulated deficit of $8,845,583 as of June 30, 2018. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

The Company secured another funding agreement in June of 2018, with Xantis AION Securitisation Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately $1.94 million). The Company has a right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $735,000 from this agreement and is expected to receive another tranche of funding in the coming days.

During mid to late 2017, the Company´s management decided to implement its inorganic growth plan hence targeted the acquisition of various licensed financial advisory firms with funds under management, in particular, two in the United Kingdom and two in Malaysia.

On February 20, 2018, the United Kingdom Financial Conduct Authority (FCA) approved the eventual change of control of one of the financial advisory that will be acquired by the Company in the North East of the United Kingdom and on May 30, 2018, Isle of Man Financial Services Authority (FSA) approved the eventual change of control of the financial advisory that will be acquired by the Company in Isle of Man. These Notices of Change of Control will allow the Company´s UK subsidiary, Argentum 47 Financial Management Limited and its directors to incur in such UK acquisitions hence legally control and manage the businesses once acquired.

Management has decided to acquire the North Eastern UK based advisory firm first as we already have obtained the necessary Regulatory permissions from the UK FCA, we have the funds to purchase and the financial statement audits of this company to be acquired, have been completed. As of May 31, 2018, this advisory firm manages approximately US$38.75 million of funds. The legal documents are currently being drawn up by the Company legal counsel in the UK hence closure of this first acquisition is now very much forthcoming.

After the North Eastern UK based advisory firm is acquired, management plans to then acquire the Isle of Man based advisory firm as soon as the financial statement audits are finalized. As of May 31, 2018, this advisory firm manages approximately US$52.59 million of funds. Whilst waiting for the financial statement audits to come to a conclusion, management (in an effort to gain time) is working with its UK legal counsel on the legal documents required for this acquisition.

Due to various delays beyond management´s control, the Company is currently considering the value in acquiring the Malaysia advisory firms. Management believes that it is possible that there are other firms in the market potentially offering a better value proposition hence management, out of prudence, is currently exploring those options in order to arrive at a defined decision within the month of August 2018.

The Company´s growth plan by way of acquisition of various advisory firms with funds under management is, in essence, the acquisition of stable and long-term recurring and non-recurring revenue coupled with a strong client base and a distribution force.

Once the Company acquires these initial targeted financial advisory firms, it intends to continue growing in 2018 and 2019 by acquiring more financial advisory firms.

Any short fall in our projected operating revenues will be covered by:

●	The cash retainer fees and cash success fees that we expect to receive during the next 12 months from the clients we currently have under contract.

●	Receiving short term loans from one or more of our directors even though at the present time, we do not have verbal or written commitments from any of our directors to lend us money.

●	Continuing to receive capital funding from Xantis and William Marshal.

●	Liquidating (selling), when necessary, part or all of our investments and/or Marketable Securities.

G.	Business development:

To date, we have 8 clients under contract that we deem to be active and are either seeking a listing on a recognized stock exchange or seeking funding for acquisition and growth or seeking funding for acquisition and growth or seeking Human Resources Recruitment services:

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

FUTURE PLANS

MILESTONES FOR 2018-2019:

Our specific plan of operations and milestones through June 2019 are as follows:

ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER MANAGEMENT:

The Company intends to acquire various advisory firms with funds under management during the next 12 months. Management has already targeted various of these firms for acquisition in the UK and also in South East Asia.

Once the intended initial group of companies are acquired, in particular the UK advisory firms, each book of business will be analyzed to achieve the maximum return and revenue from the client bank without affecting the client offering. In addition, certain cost savings will be managed into the budgets by using technology for the administration, looking for duplication of services and by managing the client and the funds under management in a better more efficient way.

The acquisition of these entities will open up a new controlled network for the services of:

●	New capital markets clients.
●	Distribution of new funds / products.
●	Maximizing the current books of business being bought.
●	Expand and thus increase business via more financial advisors.
●	Expand the Isle of Man advisory firm by making its offering to a wider audience on a global basis.
●	Overlay the Isle of Man products into our own network of acquisitions.
●	Seek cost savings, where possible, due to duplication of services.
●	Implement State of the Art “Back Office” systems in order to allow information to flow to the client much more effectively.
●	Vending in smaller, active client banks into our licenses and procedures for cost effective growth.

DEVELOP THE INTRODUCER NETWORK FURTHER IN ORDER TO CONTINUE ATTRACTING NEW INTEREST FOR OUR SERVICES:

We currently are relying on introductions to potential clients by the following firms in the Middle East, South East Asia, Europe and the US. We intend to continue to develop relationships with new “introducers” to potential new business for the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not issued any shares of common stock so far during 2018.

However, effective June 5, 2018, the Company issued 400,000 shares of Series “C” Preferred Stock to Peter J. Smith, our Chief Executive Officer, in lieu of $80,000 of accrued, but unpaid salary.

In addition, effective June 5, 2018, the Company issued 400,000 shares of Series “C” Preferred Stock to Enzo Taddei, our Chief Financial Officer, in lieu of $80,000 of accrued, but unpaid salary.

Each share of Series “C” Preferred Stock is convertible into 100 shares of the Company’s common stock no earlier than September 27, 2020. In addition, each share of Series “C” Preferred Stock has 100 votes on all matters brought before a meeting of shareholders and vote along with the common stock and not as a separate class.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 19303, as amended and/or the exclusion from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

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

ARGENTUM 47, INC.

Date: July 25, 2018	/s/Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2018	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

