Form 10-Q
period 2018-09-30
ARGENTUM 47, INC.
filed 2018-11-13
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2018, there were 525,534,409 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Financial Statements

September 30, 2018

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – September 30, 2018 (unaudited) and December 31, 2017	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and September 30, 2017 (unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017 (unaudited)	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5 – F-30

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets
Cash & cash equivalents	$6,210	$5,084
Accounts receivable	17,771	30,888
Marketable securities at fair value	4,376,544	2,029,340
Prepaids	5,073	5,256
Other current assets	6,324	7,373
Total current assets	4,411,922	2,077,941

Non-Current Assets
Investments at cost	-	136
Intangibles, net	479,728	-
Fixed assets, net	5,882	2,067
Total non-current assets	485,610	2,203

Total assets	$4,897,532	$2,080,144

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$231,225	$177,802
Accrued contingencies and penalties	-	5,000
Accounts payable and accrued liabilities - related parties	213,221	238,965
Income tax payable	2,832	2,832
Accrued interest	99,458	204,461
Notes payable	260,584	340,673
Fixed price convertible notes payable - net of discount of $89,045 and $5,389, respectively	1,145,955	401,211
Total current liabilities	1,953,275	1,370,944

Non-Current Liabilities
Payable for acquisition	282,336	-
Total non-current liabilities	282,336	-

Total liabilities	$2,235,611	$1,370,944

Commitments and contingencies (Note 12)

Stockholders’ Equity

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,200,000 and 2,400,000 shares issued and outstanding, respectively.	3,200	2,400
Common stock: 950,000,000 shares authorized; $0.001 par value: 525,534,409 and 525,534,409 shares issued and outstanding, respectively.	525,534	525,534
Additional paid in capital	10,188,062	9,868,862
Accumulated deficit	(8,102,882)	(10,914,391)
Accumulated other comprehensive income	3,007	1,181,795
Total stockholders’ equity	2,661,921	709,200

Total liabilities and stockholders’ equity	$4,897,532	$2,080,144

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2018 and September 30, 2017 (Unaudited)

	For the three months ended,		For the nine months ended,
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$36,598	$9,750	$106,865	$226,389

General and administrative expenses	48,979	25,781	133,096	123,621
Compensation	149,786	162,386	599,177	535,752
Professional services	94,833	19,923	254,458	101,285
Depreciation	675	3,187	1,593	8,762
Amortization of intangible asset	5,390	-	5,390	-
Bad debt expense	30,000	45,386	30,000	65,386
Total operating expenses	329,663	256,663	1,023,714	834,806

Loss from operations	$(293,065)	$(246,913)	$(916,849)	$(608,417)

Other income (expenses):
Interest expense	$(18,677)	$(1,500)	$(46,532)	$(4,000)
Amortization of debt discount	(36,722)	(14,635)	(63,231)	(117,683)
Gain on sale of subsidiary	-	-	-	23,052
Gain on available for sale marketable securities, net	884,663	15,811	2,416,362	18,851
Impairment loss on investments at cost	-	(1,181,971)	-	(1,181,971)
Loss on conversion of notes into common stock	-	(131,578)	-	(391,285)
Gain / (loss) on extinguishment of debt and other liabilities	207,890	22,375	241,713	(28,886)
Exchange rate gain / (loss)	(1,388)	(359)	(1,629)	(742)
Total other income (expenses)	1,035,766	(1,291,857)	2,546,683	(1,682,664)

Net income / (loss)	$742,701	$(1,538,770)	$1,629,834	$(2,291,081)

Net income / (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.01)
Net income / (loss) per common share - diluted	0.00	(0.00)	0.00	(0.01)

Weighted average number of common shares outstanding - basic	525,534,409	432,760,903	525,534,409	419,266,295
Weighted average number of common shares outstanding - diluted	1,357,284,409	432,760,903	1,357,284,409	419,266,295

Comprehensive income / (loss):
Net income / (loss)	$742,701	$(1,538,770)	$1,629,834	$(2,291,081)
Unrealized fair value gain on available for sale marketable securities	-	1,183,782	-	1,689,010
Gain on foreign currency translation	3,189	-	2,887	-
Comprehensive income / (loss)	$745,890	$(354,988)	$1,632,721	$(602,071)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and September 30, 2017 (Unaudited)

	September 30, 2018	September 30, 2017

Cash flows from operating activities
Net income / (loss)	$1,629,834	$(2,291,081)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,593	8,762
Amortization of intangible asset	5,390	-
Amortization of debt discount	63,231	117,683
(Gain) / loss on extinguishment of debt and other liabilities	(241,713)	28,886
Gain on available for sale marketable securities, net	(2,416,362)	(18,851)
Loss on conversion of notes into common stock	-	391,285
Gain on sale of subsidiary	-	(23,052)
Impairment loss on investments at cost	-	1,181,971
Bad debt expense	30,000	65,386

Changes in operating assets and liabilities:
Accounts receivable	(10,328)	(44,386)
Marketable securities at fair value	-	52,035
Prepaids	183	30,821
Other current assets	1,049	1,628
Accounts payable and accrued liabilities	36,396	101,558
Accrued contingencies and penalties	(5,000)	(1,361)
Accounts payable and accrued liabilities - related parties	294,255	330,862
Deferred revenue	-	(100,000)
Accrued interest	29,341	4,000

Net cash used in operating activities:	$(582,131)	$(163,854)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	(4,798)	(1,201)
Payment for business acquisition	(175,710)	-
Cash acquired in acquisition	4,743	-
Proceeds from sale of marketable securities	69,294	-

Net cash used in investing activities	$(106,471)	$(1,201)

Cash flows from financing activities:
Proceeds from loans - related parties	12,663	17,707
Repayment of loans - related parties	(12,663)	(17,707)
Proceeds from notes payable, net of debt issue cost	1,088,112	110,000
Repayment of notes payable	(399,087)	-

Net cash provided by financing activities	$689,025	$110,000

Net decrease in cash	$423	$(55,055)

Effect of Exchange Rates on Cash	703	-

Cash at Beginning of Period	$5,084	$66,523

Cash at End of Period	$6,210	$11,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,191	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into common stock	$-	$311,850
Debt discount and issuance costs recorded on notes payable	$146,888	$55,254
Accounts payable and accrued salaries settled in series “C” preferred stock	$160,000	$240,000
Liabilities assumed in acquisition	$37,022	$-
Less assets acquired in acquisition	11,912	-
Net liabilities assumed	25,110	-
Fair value of purchase price	460,008	-
Increase in intangible	$485,118	$-

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 1 - Organization and Nature of Operations

Argentum 47, Inc., formerly Global Equity International Inc. (the “Company” or “ARG”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. On November 15, 2010, GEP executed a reverse recapitalization with ARG. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, ARG incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEP EH”), under the laws of the Republic of Seychelles. On March 14, 2017, the Company’s board of directors unanimously voted to transfer the ownership of GE Professionals DMCC (Dubai) to GEP EH. On June 5, 2017, the Company sold 100% of the issued and outstanding common stock of GEP to a citizen of the Republic of Thailand by entering into a Stock Purchase and Debt Assumption Agreement. On December 12, 2017, ARG incorporated another wholly owned subsidiary, called Argentum 47 Financial Management Limited (“Argentum FM”), under the Companies Act 2006 of England and Wales as a private limited company. Argentum FM was formed to serve as a holding Company for the acquisition of various advisory firms.

On March 29, 2018, the Company formally changed its name from Global Equity International, Inc. to Argentum 47, Inc.

On August 1, 2018, Argentum FM entered into a Share Purchase Agreement with a third party, pursuant to which Argentum FM acquired 100% of the ordinary shares of Cheshire Trafford (U.K.) Limited of Hull, United Kingdom (“Cheshire Trafford”). Cheshire Trafford was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company.

The Company’s consolidated revenues are generated from business consulting services, employment placement services and by acting as broker for sale of Lump Sum or Single Premium Insurance Policies and/or the sale of Regular Premium Investment or Insurance Policies that are issued by third party insurance companies.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2017. The interim results for the period ended September 30, 2018 are not necessarily indicative of results for the full fiscal year.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

As reflected in the accompanying unaudited consolidated financial statements, the Company had a loss from operations of $293,065 and $916,849 for the three and nine months ended September 30, 2018 respectively; net cash used in operations of $582,131 for the nine months ended September 30, 2018; and accumulated deficit of $8,102,882 as of September 30, 2018. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to continue its operations is primarily dependent on:

a)	Continually engaging with new clients.

b)	Consummating and executing current engagements.

c)	Maximizing the acquired financial advisory revenues.

d)	Continuing to receive fixed funding, via equity or debt, for acquisition and growth.

e)	Acquiring and managing various financial advisory firms with funds under administration located around the globe.

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). Up to June 5, 2017, ARG also owned 100% shareholding of a subsidiary called Global Equity Partners Plc., which was sold in 2017 pursuant to a stock purchase and debt assumption agreement. GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (UK) from August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying financial statements include allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation of fixed assets, valuation of fair value of assets acquired and liabilities assumed of acquired businesses, fair value of business purchase consideration, valuation allowance on deferred tax assets, derivative valuations and equity valuations for non-cash equity grants.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. The risk of social and governmental factors is also a concern since the Company is headquartered in Dubai and also has a presence in the United Kingdom.

Segment Reporting

A business segment is a group of assets and operations engaged in providing products or services that are subject to risks and returns that are different from those of other business segments. A geographical segment is engaged in providing products or services within a particular economic environment that is subject to risks and returns that are different from those of segments operating in other economic environments.

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Comprehensive Income / (Loss)

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from January 1, 2018 through September 30, 2018, includes only foreign currency translation gain, and is presented in the Company’s consolidated statements of comprehensive income. Pursuant to ASU 2016-01, the Company reclassified the opening balance of unrealized gain on available for sale marketable securities from other comprehensive income to retained earnings as a cumulative effect adjustment as at January 1, 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended September 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain on available for sale marketable securities	Total
Balance, December 31, 2017	$120	$1,181,675	$1,181,795
Other comprehensive loss before reclassification	2,887	-	2,887
Amounts reclassified from accumulated other comprehensive income as a cumulative effect adjustment	-	(1,181,675)	(1,181,675)
Net current-period other comprehensive income	2,887	(1,181,675)	(1,178,788)
Balance, September 30, 2018	$3,007	$-	$3,007

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at September 30, 2018 and December 31, 2017. However, there were direct write offs of $30,000 and $65,386 during the nine months ended September 30, 2018 and 2017, respectively.

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s Dubai subsidiary is the Arab Emirates Dirham (“AED”) and the functional currency of the Company’s UK subsidiaries is Great Britain Pounds (“GBP”). All foreign currency balances and transactions are translated into United States dollars (“$” and/or “USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the non-operating income or expenses of the statement of operations.

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

September 30, 2018

(Unaudited)

At the time of the acquisition, a marketable security is designated as held-to-maturity, available-for-sale or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

All changes in the fair value of the securities are reported in the earnings as they occur in a single line item “Gain (loss) on available for sale marketable securities, net.” Therefore, no gain/loss is recognized on the sale of securities.

Cost Method Investments

Securities that are not classified as marketable securities are accounted for under the cost method. These securities are recorded at their original cost basis and are subject to impairment testing.

(B)	Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded a permanent impairment of $1,181,971 during the nine months ended September 30, 2017. The Company did not record any such impairment during the nine months ended September 30, 2018.

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

September 30, 2018

(Unaudited)

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

Business combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC No. 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any non-controlling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition.

Where applicable, the consideration for the acquisition includes amounts resulting from a contingent consideration arrangement, measured at its acquisition-date fair value. Subsequent changes in such fair values are adjusted against the cost of acquisition where they qualify as measurement period adjustments (see below). The subsequent accounting for changes in the fair value of the contingent consideration that do not qualify as measurement period adjustments depends on how the contingent consideration is classified. Contingent consideration that is classified as equity is not re-measured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is re-measured at subsequent reporting dates at fair value, with changes in fair value recognized in profit or loss.

The measurement period is the period from the date of acquisition to the date the group obtains complete information about facts and circumstances that existed as of the acquisition date, resulting in a final valuation, and is subject to a maximum of one year from acquisition date.

Goodwill

In accordance with ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually. For the purpose of impairment testing, goodwill is allocated to each of the group’s reporting units expected to benefit from the synergies of the combination. Reporting units to which goodwill has been allocated are tested for impairment annually, or more frequently when there is an indication that the unit may be impaired. If the fair value of a reporting unit is less than its carrying amount, an impairment loss calculated as the amount by which the carrying value exceeds the fair value is recorded to goodwill but cannot exceed the goodwill amount. An impairment loss recognized for goodwill is not reversed in a subsequent period. On disposal of a subsidiary or the relevant reporting unit, the attributable amount of goodwill is included in the determination of the profit or loss on disposal.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Revenue Recognition

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), that affects the timing of when certain types of revenue will be recognized.

Revenue is recognized when the Company satisfies a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors. Performance obligations in the Company’s contracts generally include general due diligence, assistance in designing client’s capitalization strategy, introductions to potential capital funding sources, Human Resources / Employment Placements and arranging third party insurance policies.

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to separate performance obligations; and

5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates its revenue by providing following services:

a)	Business consulting services including advisory services to various clients.

b)	Employment placement services.

c)	Earning commissions from insurance companies on insurance policy sales and renewals, which are based on a percentage of the insurance products sold.

Most of the Company’s business consultancy and advisory services contracts are based on a combination of both fixed fee arrangements and performance based or contingent arrangement. Our employment placement contracts are based on fixed fee arrangements only. In addition, the Company generates initial and trail commissions by acting as a broker of third party lump sum or single premium insurance policies and regular premium investment or insurance policies. Fees from clients for advisory and consulting services are dependent on the extent and value of the services provided. The Company recognizes revenue when the promised services are rendered to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Performance based or contingent arrangements represent forms of variable consideration. In these arrangements, the Company’s fees are linked to the attainment of contractually defined objectives with its clients. These arrangements include conditional payments, commonly referred to as cash success fees and/or equity success fees. The Company typically satisfies its performance obligations for these services over time as the related contractual objectives are met. The Company determines the transaction price based on the expected probability of achieving the agreed upon outcome and recognizes revenue earned to date by applying the input method.

Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.

The payment terms and conditions in the Company’s customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either accrued accounts receivable, an asset or deferred revenues, a liability. Revenues recognized for services performed but not yet billed to clients are recorded as accrued accounts receivable. Client pre-payments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable engagement agreement.

All revenues are generated from clients whose operations are based outside of the United States. For the nine months ended September 30, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	September 30, 2018	September 30, 2017

SCL	United Kingdom	0%	4.42%
TLF	United Arab Emirates	0%	5.68%
SAC	United Kingdom and Norway	0%	44.17%
FAD	Saudi Arabia	0%	10.00%
AGL	United Arab Emirates	0%	1.80%
DHG	United Arab Emirates	0%	15.63%
FAT	United Arab Emirates	0%	1.88%
VME	Oman	0%	1.91%
DUO	Sri Lanka	1.87%	1.33%
EEC	United Arab Emirates	27.41%	11.66%
OCS	Saudi Arabia / Thailand	15.01%	1.52%
GRL	United Kingdom	28.08%	0%
CT clients (see below)	United Kingdom	27.63%	0%
		100%	100%

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

For the post acquisition two months ended September 30, 2018, Company had the following concentrations of revenues regarding advisory and commissions business which is 27.63% of the consolidated revenues of the Company:

Two months ended September 30, 2018

Initial advisory fees	8.03%
Ongoing advisory fees	29.73%
Renewal commissions	25.24%
Trail or recurring commissions	15.37%
Other revenue	21.63%
100%

At September 30, 2018 and December 31, 2017, the Company had the following concentrations of accounts receivables with customers:

Customer	September 30, 2018	December 31, 2017

EEC	0.00%	94.82%
DUO	11.25%	5.18%
OCS	39.77%	0.00%
CT receivables	48.98%	0.00%
	100%	100%

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

September 30, 2018

(Unaudited)

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at September 30, 2018 and 2017, the Company had common stock equivalents of 61,750,000 and 32,095,853 common shares respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 8(F).

As at September 30, 2018 and 2017, the Company had common stock equivalents of 770,000,000 and 690,000,000 common shares respectively, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 9(A).

	Number of Common Shares
	September 30, 2018	September 30, 2017
Potential dilutive common stock
Convertible notes	61,750,000	32,095,853
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	320,000,000	240,000,000
Total potential dilutive common stock	831,750,000	722,095,853

Weighted average number of common shares – Basic	525,534,409
Weighted average number of common shares – Dilutive	1,357,284,409

As of September 30, 2018, diluted weighted average number of common shares exceeds total authorized common shares. However, 770,000,000 common shares would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock cannot be any earlier than September 27, 2020.

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

September 30, 2018

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

The following are the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2018	December 31, 2017
Level 1 – Marketable Securities – Recurring	$4,376,544	$2,029,340
Level 3 – Non-Marketable Securities – Non-Recurring	$-	$136

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publically traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 marketable securities measured at fair value for the nine months ended September 30, 2018 were as follows:

Balance, December 31, 2017	$2,029,340
Securities transferred from long term investments valued at cost	136
Sales and settlements during the period	(69,294)
Gain on available for sale marketable securities, net	2,416,362
Balance, September 30, 2018	$4,376,544

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

September 30, 2018

(Unaudited)

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2018 were as follows:

Balance, December 31, 2017	$136
Securities received for services during the period	-
Securities transferred to marketable securities	(136)
Impairment loss	-
Balance, September 30, 2018	$-

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the nine months ended September 30, 2018; hence, there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

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

Note 5 – Acquisition of Cheshire Trafford U.K. Limited

On August 1, 2018, the Company completed the acquisition of Cheshire Trafford U.K. Limited (“Cheshire Trafford”) pursuant to a Share Purchase Agreement dated as of August 1, 2018 and acquired 100% of the ordinary shares of Cheshire Trafford.

Cheshire Trafford acts as a broker for the sale of Lump Sum or Single Premium Insurance Policies and Regular Premium Investment or Insurance Policies that are issued by reputable third party insurance companies.

The Company acquired Cheshire Trafford to enter into the advisory business and meaningfully enhance the Company’s position in this industry. The Company has included the financial results of Cheshire Trafford in the consolidated financial statements from the date of acquisition. These results include approximately $29,531 in revenue and $6,254 in net loss.

The purchase consideration for the acquisition of Cheshire Trafford is based on a formula of 2.7 times Cheshire Trafford’s projected annual recurring revenues for the calendar year ending December 31, 2018. We took the gross revenues of Cheshire Trafford for the five months ended May 31, 2018, and annualized those recurring revenues and multiplied those revenues by 2.7 times in arriving at the contractual purchase consideration of $516,795. The purchase consideration is payable in following three installments:

●	The first installment of $175,710 has been paid upon closing of the transaction.

●	The second installment of $170,542 is due 18 months after the acquisition date.

●	The third installment of $170,542 is due 36 months after the acquisition date.

The second and third installments could be reduced (but not increased) in the event that Cheshire Trafford’s trailing or recurring revenues are less than agreed recurring income target of GBP 144,185 during the 12 months period commencing on the Acquisition date, hence these two installments are treated as a contingent purchase consideration. Based on the historical data available regarding the recurring/trail revenues of Cheshire Trafford, Management believes that there is a 95% probability that Cheshire Trafford will achieve the recurring income target of GBP 144,185 during the 12 months period ending on July 31, 2019. Hence, the contingent purchase consideration is adjusted to take into account this probability factor.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

In addition, to calculate the fair value of the contingent purchase consideration, our Management has discounted the remaining two installments of $341,085 to be paid, at a discount rate of 6% (our borrowing rate for the purpose of acquisitions) to arrive at the present value of $284,298. Total fair value of the purchase consideration is as follows:

Fair Value
Cash payment	$175,710
Fair value of contingent consideration	284,298
Total Fair Value of Purchase Consideration	$460,008

Below table depicts the allocation of fair value of the purchase consideration to the fair value of the net assets of Cheshire Trafford at the acquisition date:

Fair Value
Assets acquired
Cash	$4,743
Accounts receivable – net	6,555
Intangibles	485,118
Property and equipment, net	614
530,040
Liabilities assumed
Accounts payable and accrued liabilities	4,012
Due to director of Cheshire Trafford	33,010
(37,022)
Purchase consideration allocated	$460,008

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their initial estimated acquisition date fair values. During the purchase price measurement period, which may be one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations.

The excess of the purchase consideration over the fair value of assets acquired, net of liabilities assumed is recognized initially as the fair value of customer list intangible asset. This intangible asset will be amortized on a straight line basis over a life of 15 years which is the average service duration of a customer that has invested with Cheshire Trafford.

Estimated life of intangibles	15 years

Fair value at date of acquisition	485,118
Amortization charge for 2 months ended September 30, 2018	5,390
Net Book Value at September 30, 2018	$479,728

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the nine months ended September 30, 2018, acquisition and transaction related expenses primarily consisted of accountant fees of approximately $23,000 on account of acquisition audits and legal fees of $8,456 paid to attorneys in UK for finalization of share purchase agreements. These expenses are included in the Company’s consolidated statements of operations as professional services.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Cheshire Trafford had occurred as of the beginning of the following periods:

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017
Net revenues	$203,071	$418,057
Net income / (loss)	$1,617,090	$(3,741,573)
Net income / (loss) per share	$0.00	$(0.01)

Unaudited pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Note 6 – Investments

A.	Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value
Duo World Inc. (DUUO)	5,835,392	$4,376,544	3,382,233	$2,029,340
	5,835,392	$4,376,544	3,382,233	$2,029,340

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo World Inc. valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc. having the same cost basis of $136; no gain or loss was recorded on this conversion. See Note 6B.

On May 31, 2018, the Company received common stock dividend of 1,187,059 common shares of Duo World Inc. based on the stock split ratio of 4:5. There was no net accounting effect of the receipt of these shares.

On June 28, 2018, the Company sold 200 common shares of Duo World Inc. at $0.60 per share or $120.

During the three months ended September 30, 2018, the Company sold 99,700 common shares of Duo World Inc. at various selling prices totaling to $69,174. At September 30, 2018, the Company revalued 5,835,392 common shares to their fair value of $0.75 per share, totaling $4,736,544.

 Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

B.	Investments at Cost

The Company, through its subsidiary, GEP Equity Holdings Limited, held following common equity securities in private and reporting companies as at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Primesite Developments Inc.	5,006,521	$-	5,006,521	$-	Private Company
Quartal Financial Solutions AG	2,271	-	2,271	-	Private Company
	5,008,792	$-	5,008,792	$-

The Company, through its subsidiary, GEP Equity Holdings Limited, held the following preferred equity securities in private and reporting companies as at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	-	$-	136,600	$136	Reporting Company – OTC
Primesite Developments Inc.	450,000	-	450,000	-	Private Company
	450,000	$-	586,600	$136

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc., having the same cost basis of $136; no gain or loss was recorded on this conversion.

Note 7 – Fixed Assets

The following table reflects net book value of fixed assets as at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	Useful Life
Furniture and Equipment	$44,814	$40,016	3 to 5 years
Accumulated depreciation	(39,513)	(37,949)
Net book value of CT fixed assets (see below)	581	-	3 to 10 years
Net fixed assets	$5,882	$2,067

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $1,593 and $8,762, respectively.

The following table reflects net book value of Cheshire Trafford’s fixed assets as of September 30, 2018:

	Furniture and fixtures	Computer equipment	Total
Cost
Balance as at August 1, 2018	$22,137	$16,107	$38,244
Translation rate differences	(153)	(111)	(264)
Balance as at September 30, 2018	$21,984	$15,996	$37,980

Accumulated depreciation
Balance as at August 1, 2018	$21,522	$16,107	$37,629
Depreciation charge for the period	29	-	29
Translation rate differences	(148)	(111)	(259)
Balance as at September 30, 2018	21,403	15,996	37,399
Net book value as at September 30, 2018	$581	$-	581

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 8 – Debt, Accounts Payable and Accrued Liabilities

(A)       Accounts Payable and Accrued Liabilities

The following table represents breakdown of accounts payable as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Accrued salaries and benefits	$91,685	$113,770
Accounts payable	139,540	64,032
	$231,225	$177,802

(B)       Accrued Contingencies and Penalties

At December 31, 2017, the Company accrued $5,000 as a provision for late filing fee for 2014 IRS Form 5472 Tax Return. On January 19, 2018, the Company paid the entire outstanding penalty of $5,000 and the interest amounting to $390 to the IRS.

(C)       Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Accrued salaries and benefits	$187,265	$233,869
Expenses payable	25,956	5,096
	$213,221	$238,965

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $160,000 to 800,000 Series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of preferred stock. Each share of the Series “C” preferred stock is convertible into 100 common shares, resulting in an equivalent 80,000,000 shares of common stock having a fair value of $320,000, thereby recognizing additional stock based compensation of $160,000. (See Note 9(A)). As a result of this conversion, the Company issued following shares of Series “C” preferred stock to its officers and directors:

●	400,000 shares of Series “C” preferred stock to the Company’s CEO, having a par value of $0.001 per share or $400 for his accrued salary balance of $80,000. The equivalent common stock issued would be 40,000,000 having a fair value of $0.004 per share or $160,000 at the date of issuance of preferred stock, thereby recognizing a stock based compensation of $80,000, and

●	400,000 shares of Series “C” preferred stock to the Company’s CFO, having a par value of $0.001 per share or $400 for his accrued salary balance of $80,000. The equivalent common stock issued would be 40,000,000 having a fair value of $0.004 per share or $160,000 at the date of issuance of preferred stock, thereby recognizing a stock based compensation of $80,000.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

(D)	Loans Payable – Related Parties

The Company received short-term loans from one of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity during the nine months ended September 30, 2018:

Balance, December 31, 2017	$-
Proceeds from loans	12,663
Repayments	(12,663)
Balance, September 30, 2018	$-

(E)	Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at September 30, 2018:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
November 3, 2017 – MPD	-	-	-
September 30, 2018 – EDEN	260,584	26,058	286,642

Balance – September 30, 2018	$260,584	$64,029	$324,613

●	On October 17, 2013, the Company secured a non-convertible three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of an investment we held then in a company called Direct Security Integration Inc. and the note holder is currently trying to sell these shares. The shares used as a form of guarantee formed part of the assets of our Company at that time but are not considered an asset since the date we provided them to the lender as we were no longer in control of such shares.

On September 18, 2015, the Company and the note holder agreed to amend the previous terms of the agreement and both parties agreed on the new terms whereby the Company was now liable to pay $500,000 as full and final payment of the October 17, 2013 loan principal, accrued interest, and all other related penalties. This repayment will not accrue any further interest or penalties.

On December 21, 2015, the Company repaid the first installment of the accrued interest amounting to $20,000; leaving the accrued interest balance of $160,402 and principal loan balance of $319,598 as on December 31, 2015.

On September 30, 2018, the Company and the lender agreed to amend the previous terms of the agreement and both parties agreed on the new terms whereby the Company is now liable to pay GBP 220,000 or $286,642 as full and final payment regarding this loan. This repayment will not accrue any further interest or penalties. Both parties also agreed on a repayment plan of $3,000 monthly payment commencing on the date of signature of this addendum and additional ad hoc interim payments will be made to fully settle this loan within 36 months of this addendum dated September 30, 2018.

 Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

●	On November 3, 2017, the Company secured from a private individual, a two-month non-convertible loan amounting to $16,000 GBP (equivalent to $21,075). The Company agreed to pay one-off interest amounting to GBP 4,000 (equivalent to $5,269) upon maturity of the loan.

During the year ended December 31, 2017, the Company recorded $5,269 as interest expense. Due to default in payment on due date, the Company recorded additional interest of $1,689 during the nine months ended September 30, 2018, making the total accrued interest balance of $6,958.

On January 19, 2018, the Company fully repaid principal loan amount of $21,075 and accrued interest of $6,958.

(F)	Fixed Price Convertible Notes Payable

Following is the summary of all fixed price convertible notes, net of debt discount and debt issue cost, including the accrued interest as at September 30, 2018:

Date of Note	Principal	Discount	Principal, net of discount	Accrued Interest	Total
June 5, 2017 – Mammoth Corp.	$-	$-	$-	$-	$-
August 9, 2017 – Mammoth Corp.	-	-	-	-	-
November 15, 2017 – Mammoth Corp.	-	-	-	-	-
January 17, 2018 - Xantis PE Fund	400,000	10,500	389,500	17,227	406,727
January 23, 2018 - William Marshal Plc.	100,000	-	100,000	4,307	104,307
June 8, 2018 - Xantis AION Sec Fund	735,000	78,545	656,455	13,895	670,350

Balance, September 30, 2018	$1,235,000	$89,045	$1,145,955	$35,429	$1,181,384

●	On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (“New Lender”), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by GEQU to St. George Investments LLC in the amount of $167,500 dated December 6, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated June 5, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company’s stock as on the date of the note was $0.0071. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company’s stock as on June 5, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated December 6, 2016 and $16,750 was recognized as loss on debt extinguishment.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

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

During the nine months ended September 30, 2018, the Company fully repaid the six installments of $54,168 each, thereby leaving an outstanding principal loan balance of $0 as on September 30, 2018.

●	On August 9, 2017, the Company secured a 9 months fixed price convertible loan for $56,500 (see amendment discussed in above paragraph) carrying an original issue discount of $6,500. Interest will not be accrued on the outstanding principal balance unless an event of default occurs. The lender has a right, at any time after the issue date of the note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012 subject to change based on certain default provisions as defined in the Note. Fair value of the Company’s stock as on the date of issuance of this note was $0.0045. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company’s stock as on August 9, 2017.

During the year ended December 31, 2017, $3,611 of the debt discount balance was amortized to income statement. During the nine months ended September 30, 2018, $2,889 of the debt discount balance was amortized to income statement, leaving an unamortized discount balance of $0.

With the payments of all six installments of $54,168 each as per the amendment discussed in above paragraph, the Company first settled these payments against this convertible note in full amounting to $76,275, thereby leaving an outstanding principal loan balance of $0 as on September 30, 2018.

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

September 30, 2018

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

●	On January 12, 2018, the Company secured a 12-month fixed price convertible loan from Xantis Private Equity Fund (Luxembourg), for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note no earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days.

On January 17, 2018, the Company received an initial tranche of funding from Xantis Private Equity Fund amounting to $400,000. The Company paid a $36,000 cash commission, which is treated as debt issuance cost for this note. This particular Convertible Note issued to Xantis Private Equity Fund will mature on January 13, 2019, as January 12, 2018 was the date that the funds were effectively wired to the Company.

During the nine months ended September 30, 2018, $25,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $10,500. The Company further recorded $17,227 as interest expense during the nine months ended September 30, 2018 and the outstanding note balance amounted to $400,000 as of September 30, 2018.

●	On January 12, 2018, the Company secured a 12-month fixed price convertible loan from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note no earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days.

On January 23, 2018, the Company received its first tranche of funding from William Marshal Plc. amounting to $100,000. This particular Convertible Note issued to William Marshal Plc. will mature on January 24, 2019.

During the nine months ended September 30, 2018, the company recorded $4,307 as interest expense and the outstanding note balance amounted to $100,000 as of September 30, 2018.

●	On June 6, 2018, the Company secured a 12-month fixed price convertible loan, from Xantis AION Securitization Fund (Luxembourg), for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately $1,940,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note no earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

During the nine months ended September 30, 2018, $32,342 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $78,545. The Company further recorded $13,895 as interest expense during the nine months ended September 30, 2018 and the outstanding note balance amounted to $735,000 as of September 30, 2018.

Note 9 - Stockholders’ Equity

(A)       Preferred Stock

●	Series “A” Convertible Preferred Stock

On November 30, 2011, the Company designated 5,000,000 of its authorized preferred stock as Series “A” convertible preferred stock. On November 13, 2012, the Company’s board of directors approved an amendment to the Certificate of Designation; to amend the voting rights and conversion rights of the Company’s Series “A” preferred stock as follows:

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

September 30, 2018

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

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salary balance amounting to $240,000 into 2,400,000 shares of Series “C” Preferred Stock at par value of $0.001 per share, having an equivalent common stock fair value of $0.0028 per share or $672,000 at the date of issuance of such preferred stock.

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salary balances amounting to $160,000 into 800,000 shares of Series “C” Preferred Stock at par value of $0.001 per share, having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of such preferred stock. See Note 8(C).

(B)       Common Stock

As at September 30, 2018 and December 31, 2017, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. As at September 30, 2018, the Company had 525,534,409 shares of common stock issued and outstanding.

During the nine months ended September 30, 2018, the Company did not issue any new shares of common stock.

Note 10 – Revenue

For the nine months ended September 30, 2018 and 2017, the Company recognized total revenues amounting to $106,865 and $226,389, respectively. After the implementation of the ASC 606, the Company’s management believes that the estimated transaction price has not changed based on a re-assessment of the expected probability of achieving the agreed-upon outcome for the Company’s performance based and contingent arrangements. Hence, during the nine months ended September 30, 2018, there were no revenues recorded related to the catch-up adjustment due to a change in the transaction price in the current period.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company’s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of September 30, 2018, the Company’s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2018 and December 31, 2017.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of September 30, 2018 and December 31, 2017.

Note 11 – Related Party Transactions

At September 30, 2018, there were accounts payable and accrued liabilities due to related parties. See Note 8(C).

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

During 2015 and 2016, the Company’s Dubai lawyers, Al Safar & Partners, had appealed this judgment various times based on the fact that they believed from a legal stand point that:

1)	the Company (the defendant in the lawsuit) has not been heard, which is a violation of the fundamental principle of law “Audi Alteram Partem”.

2)	there is no legal existence of Global Equity Partners Plc. in Dubai, as it is a Republic of Seychelles corporation; hence, the Courts of Dubai have no jurisdiction in the matter.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

To date, the Dubai attorneys are in the process of transferring the entire court case to the new owner of Global Equity Partners Plc.

Aside from the above matter, we are not subject to any other pending or threatened litigation.

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of March 31, 2017, the Company was in dispute with a former client regarding certain payments that we made on behalf of this former client. On June 5, 2017, the underlying deferred revenue liability was transferred to the acquiring individual as part of the stock purchase and debt assumption agreement.

Commitments

●	On November 6, 2017, the Company renewed its rent agreement for its head office at Dubai for a further period of one year amounting to a reduced rental of $29,942 per annum (from November 2017 until October 2018). This agreement is further renewable for a period of one year at 5% higher than the current rent. Rent expense for the nine months ended September 30, 2018 was $19,462.

●	On August 1, 2018, the Company entered into a rent agreement for its UK office at Hull for a period of one year amounting to a rental of GBP 2,000 or $2,606 per month (from August 2018 until July 2019). Rent expense for the post acquisition two months ended September 30, 2018 was $5,803.

Note 13 – Segment information

During the three and nine months ended September 30, 2017, and for the period from January 1, 2018 to August 1, 2018, the Company operated in one reportable business segment consisting of management consultancy and employment placement services such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources and human resources placements. Since August 1, 2018, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Information with respect to these reportable business segments for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Consultancy	$7,067	$9,750	$77,334	$226,389
Insurance brokerage	29,531	-	29,531	-
	$36,598	$9,750	$106,865	$226,389
Depreciation and amortization:
Consultancy	$646	$3,187	$1,564	$8,762
Insurance brokerage	5,419	-	5,419	-
	$6,065	$3,187	$6,983	$8,762
Net income / (loss):
Consultancy	$748,955	$(1,538,770)	$1,636,088	$(2,291,081)
Insurance brokerage	(6,254)	-	(6,254)	-
	$742,701	$(1,538,770)	$1,629,834	$(2,291,081)

	September 30, 2018	December 31, 2017
Identifiable long-lived tangible assets at September 30, 2018 and December 31, 2017 by segment
Consultancy	$5,301	$2,067
Insurance brokerage	581	-
	$5,882	$2,067

Note 14 – Subsequent events

●

On October 10, 2018, the Company received second tranche of funding from Xantis AION Securitization Fund amounting to $653,040 or GBP 500,000 carrying an interest at the rate of 6% per annum. The Company has a right to pay this note no earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. The Company paid a cash commission of $98,651, which was treated as debt issuance costs for this note. This Convertible Note No. 002 issued to Xantis will mature on October 11, 2019.

●	On October 17, 2018, the UK FCA approved Aurum Wealth Management Limited as an appointed Representative of Cheshire Trafford (UK) Limited.

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

Our MD&A is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended September 30, 2018 and September 30, 2017

D. Results of operations for the nine months ended September 30, 2018 and September 30, 2017

E. Financial condition as at September 30, 2018 and December 31, 2017

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

On December 12, 2017, we incorporated a United Kingdom company under the name of Argentum 47 Financial Management Limited (“Argentum FM”). Argentum FM is a wholly-owned subsidiary of the Company. Argentum FM was formed to serve as a holding company for the acquisition of United Kingdom based advisory firms.

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

On February 20, 2018, the United Kingdom Financial Conduct Authority approved the eventual change of control of one of the financial advisory firms called Cheshire Trafford U.K. Limited, with US$38.75 million of funds under management that will be acquired in the North East of the United Kingdom.

On March, 29, 2018, we changed our corporate name to Argentum 47, Inc.

On April 2, 2018, our trading symbol was changed to from GEQU to ARGQ.

On May 30, 2018, the Isle of Man Financial Services Authority (FSA) approved the eventual change of control of a financial advisory firm, with US$52.59 million of funds under management that will be acquired by the Company in Isle of Man. This Notice of Change of Control will allow the Company’s UK subsidiary, Argentum 47 Financial Management Limited, and its directors to incur in such acquisition; hence, allow it to legally control and manage the business once acquired.

On June 6, 2018, the Company secured a 12-month fixed price convertible loan, from Xantis AION Securitization Fund (Luxembourg), for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately $1,940,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $1,388,040 under this loan.

On August 1, 2018, Argentum FM entered into a Share Purchase Agreement with Mr. Rodney Leonard and Equilibrium Pensions Limited (trustees of The Leonard R. Personal Pension), pursuant to which Argentum FM acquired 100% of the ordinary shares of Cheshire Trafford (U.K.) Limited of Hull, United Kingdom (“Cheshire Trafford”). Cheshire Trafford was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company.

During fourth quarter of 2018, the Company intends to acquire a licensed financial advisory firm in the Isle of Man (United Kingdom) that currently has approximately US$53 million of funds under administration.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of September 30, 2018, we had 525,534,409 shares of common stock issued and outstanding. We also have two series of preferred stock: Series “B” Preferred Stock and Series “C” Preferred Stock. As of September 30, 2018, we had 45,000,000 shares of Series “B” Preferred Stock designated, authorized, issued and outstanding. As of September 30, 2018, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,200,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock designated, authorized, issued or outstanding. We have 1,800,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

We provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We also provide employment placement services to various clients. We have offices in Dubai and London. We have affiliations with firms located in some of the world’s leading financial centers such as London, New York, Frankfurt and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

We provide corporate and retail independent financial advisory services and generate our revenues by acting as broker for sale of Lump Sum or Single Premium Insurance Policies and/or the sale of Regular Premium Investment or Insurance Policies that are issued by third party insurance companies.

C.	Results of operations for the three months ended September 30, 2018 and September 30, 2017:

The Company had revenues amounting to $43,070 and $9,750, for the three months ended September 30, 2018 and 2017, respectively.

	September 30, 2018	September 30, 2017	Changes

Revenue	$36,598	$9,750	$26,848
	$36,598	$9,750	$26,848

During the three months ended September 30, 2018, $26,598 was recognized as revenue for services rendered to different clients. The total revenue increased by $26,848 mainly due to the fact that the Company has diversified its business portfolio by acquiring its first financial advisory firm in the UK. Management believes that revenues will further increase in the near future as the Management is concentrating on implementing its inorganic growth model via acquisition of various financial advisory firms with funds under management.

For the three months ended September 30, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	September 30, 2018	September 30, 2017

VME	United Arab Emirates	0%	44.26%
DUO	Sri Lanka	0%	20.51%
OCS	United Arab Emirates	19.31%	35.23%
CT Revenue	United Kingdom	80.69%	0%
		100%	100%

The total operating expenditures amounted to $329,662 and $256,663, for the three months ended September 30, 2018 and 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2018	September 30, 2017	Changes

General and administrative expenses	$48,979	$25,781	$23,198
Compensation	149,786	162,386	(12,600)
Professional services	94,833	19,923	74,910
Depreciation	675	3,187	(2,512)
Amortization of intangible asset	5,390	-	5,390
Bad debt expense	30,000	45,386	(15,386)
Total operating expenses	$329,663	$256,663	$73,000

During the three months ended September 30, 2018, total operating expenses increased by $73,000 from the comparative period ended September 30, 2017. The increase is mainly due to an increase in the professional services related to introduction of new business and acquisition targets. There were no such professional services received during the comparative period ended September 30, 2017.

The loss from operations for the three months ended September 30, 2018 and 2017, was $293,065 and $246,913, respectively.

The Company’s other income and (expenses) for the three months ended September 30, 2018 and 2017, were $1,035,766 and $(1,291,857), respectively.

	September 30, 2018	September 30, 2017	Changes
Interest expense	$(18,677)	$(1,500)	$(17,177)
Amortization of debt discount	(36,722)	(14,635)	(22,087)
Impairment loss on investments at cost	-	(1,181,971)	1,181,971
Gain on available for sale marketable securities, net	884,663	15,811	868,853
Loss on conversion of notes into common stock	-	(131,578)	131,578
Gain on extinguishment of debt and other liabilities	207,890	22,375	185,515
Exchange rate loss	(1,388)	(359)	(1,029)
Total other income (expenses)	$1,035,766	$(1,291,857)	$2,327,623

Our total other income increased mainly due to the fact that during the three months ended September 30, 2018, the Company recorded a net gain on available for sale marketable securities amounting to $884,663 compared to only $15,811 during the three months ended September 30, 2017. In addition, the Company fully impaired one of its investments amounting to $1,181,971 during the three months ended September 30, 2017 and there were various conversions of fixed price convertible debt at a price less than the contractual price that resulted in loss on conversion of notes into common stock of $131,578 during the three months ended September 30, 2017. There were no such losses booked during the three months ended September 30, 2018. Also, there is an increase in gain on debt extinguishment as the Company renegotiated loan terms with one of the lenders, which resulted in a gain on debt extinguishment of $193,358 during the nine months ended September 30, 2018.

The net income / (loss) for the three months ended September 30, 2018 and 2017 were $742,701 and $(1,538,770), respectively.

The comprehensive income / (loss) for the three months ended September 30, 2018 and 2017 amounted to $745,890 and $(354,988), respectively. The Company’s other comprehensive loss for the three months ended September 30, 2017 included an unrealized fair value gain on available for sale marketable securities amounting to $1,183,782.

	September 30, 2018	September 30, 2017
Comprehensive income (loss):
Net income / (loss)	$742,701	$(1,538,770)
Unrealized fair value gain on available for sale marketable securities	-	1,183,782
Loss on foreign currency translation	3,189	-
Comprehensive income	$745,890	$(354,988)

The Company had 525,534,409 and 453,090,573 shares of common stock issued and outstanding at September 30, 2018 and September 30, 2017, respectively. Basic weighted average number of common shares outstanding for the three months ended September 30, 2018 and 2017, was 525,534,409 and 432,760,903, respectively. Basic net income / (loss) per share for both periods was $0.00 and $(0.00), respectively. Diluted weighted average number of common shares outstanding for the three months ended September 30, 2018 and 2017, was 1,357,284,409 and 432,760,903, respectively. Diluted net income / (loss) per share for both periods was $0.00 and $(0.00), respectively.

D.	Results of operations for the nine months ended September 30, 2018 and September 30, 2017:

The Company had revenues amounting to $106,865 and $226,389, for the nine months ended September 30, 2018 and 2017, respectively.

	September 30, 2018	September 30, 2017	Changes

Revenue	$106,865	$226,389	$(119,524)
	$106,865	$226,389	$(119,524)

During the nine months ended September 30, 2018, $106,865 was recognized as revenue for services rendered to different clients. The total revenue reduced by $119,524 mainly due to the fact that the Company did not take on any new clients during the nine months ended September 30, 2018 because management has been concentrating on implementing its inorganic growth model via acquisition of various financial advisory firms with funds under management.

For the nine months ended September 30, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	September 30, 2018	September 30, 2017

SAC	United Kingdom and Norway	0%	44.17%
SCL	United Kingdom	0%	4.42%
TLF	United Arab Emirates	0%	5.68%
FAD	Saudi Arabia	0%	10.01%
AGL	United Arab Emirates	0%	1.80%
DHG	United Arab Emirates	0%	15.63%
FAT	United Arab Emirates	0%	1.88%
VME	United Arab Emirates	0%	1.33%
EEC	Saudi Arabia	27.41%	11.66%
DUO	Sri Lanka	1.87%	0.46%
OCS	United Arab Emirates	15.01%	1.52%
GRL	United Kingdom	28.07%	0%
CT Revenue	United Kingdom	27.63%	0%
		100%	100%

The total operating expenditures amounted to $1,023,714 and $834,806, for the nine months ending on September 30, 2018 and 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2018	September 30, 2017	Changes

General and administrative expenses	$133,096	$123,621	$9,475
Compensation	599,177	535,752	63,425
Professional services	254,458	101,285	153,173
Depreciation	1,593	8,762	(7,169)
Amortization of intangible asset	5,390	-	5,390
Bad debt expense	30,000	65,386	(35,386)
Total operating expenses	$1,023,714	$834,806	$188,908

During the nine months ended September 30, 2018, total operating expenses increased by $188,908 from the comparative period ended September 30, 2017. The increase is mainly due to an increase in the professional services related to introduction of new business and acquisition targets. There were no such professional services received during the comparative period ended September 30, 2017.

The loss from operations for the nine months ended September 30, 2018 and 2017, was $916,849 and $608,417, respectively.

The Company’s other income and (expenses) for the nine months ended September 30, 2018 and 2017, were $2,546,683 and $(1,682,664), respectively.

	September 30, 2018	September 30, 2017	Changes
Interest expense	$(46,352)	$(4,000)	$(42,532)
Amortization of debt discount	(63,231)	(117,683)	54,452
Gain on sale of subsidiary	-	23,052	(23,052)
Gain on available for sale marketable securities, net	2,416,362	18,851	2,397,512
Impairment loss on investments at cost	-	(1,181,971)	1,181,971
Loss on conversion of notes into common stock	-	(391,285)	391,285
Gain / (loss) on extinguishment of debt and other liabilities	241,713	(28,886)	270,599
Exchange rate loss	(1,629)	(742)	(887)
Total other income (expenses)	$2,546,683	$(1,682,664)	$4,229,347

Our total other income increased mainly due to the fact that during the nine months ended September 30, 2018, the Company recorded a net gain on available for sale marketable securities amounting to $2,416,362 as compared to $18,851 during the nine months ended September 30, 2017. In addition, the Company fully impaired one of its investments amounting to $1,181,971 during the nine months ended September 30, 2017 and there were various conversions of fixed price convertible debt at a price less than the contractual price that resulted in loss on conversion of notes into common stock of $391,285 during the nine months ended September 30, 2017. There were no such losses booked during the nine months ended September 30, 2018. Also, there is an increase in gain on debt extinguishment as the Company renegotiated loan terms with one of the lenders, which resulted in a gain on debt extinguishment of $193,358 during the nine months ended September 30, 2018.

The net income / (loss) for the nine months ended September 30, 2018 and 2017 were $1,629,834 and $(2,291,081), respectively.

The comprehensive income / (loss) for the nine months ended September 30, 2018 and 2017 amounted to $1,632,721 and $(602,071), respectively. The Company’s other comprehensive income for the nine months ended September 30, 2017 included an unrealized fair value gain on available for sale marketable securities amounting to $1,689,010.

	September 30, 2018	September 30, 2017
Comprehensive income (loss):
Net income / (loss)	$1,629,834	$(2,291,081)
Unrealized fair value gain on available for sale marketable securities	-	1,689,010
Loss on foreign currency translation	2,887	-
Comprehensive income	$1,632,721	$(602,071)

The Company had 525,534,409 and 453,090,573 shares of common stock issued and outstanding at September 30, 2018 and September 30, 2017, respectively. Basic weighted average number of common shares outstanding for the nine months ended September 30, 2018 and 2017, was 525,534,409 and 419,266,295, respectively. Basic net income / (loss) per share for both periods was $0.00 and $(0.00), respectively. Diluted weighted average number of common shares outstanding for the nine months ended September 30, 2018 and 2017, was 1,357,284,409 and 419,266,295, respectively. Diluted net income / (loss) per share for both periods was $0.00 and $(0.00), respectively.

E.	Financial condition as at September 30, 2018 and December 31, 2017:

Assets:

The Company reported total assets of $4,897,532 and $2,080,144 as of September 30, 2018 and December 31, 2017, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $4,376,544 and $2,029,340 as at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, our non-current assets include fixed assets and intangibles. Fixed assets comprise of office equipment having a net book value of $5,882 and $2,067 as at September 30, 2018 and December 31, 2017, respectively. Intangibles of $479,728 include fair value of customer list that was recognized as part of the business combination. Furthermore, our current assets at December 31, 2017 amounted to $2,077,941 and at September 30, 2018, these current assets amounted to $4,411,922 comprised of cash of $6,210, accounts receivable of $17,771, prepaid and other current assets of $11,397, marketable securities valued at fair value of $4,376,544.

Liabilities:

Our current liabilities at December 31, 2017 totaled $1,370,944. At September 30, 2018, the Company reported its current liabilities amounting to $1,953,275, which represents an increase of 42%. This increase was due to the fact that the Company received an initial tranche of funding from Xantis Private Equity Fund, Xantis AION Securitization Fund and William Marshal Plc., amounting to an aggregate of $1,235,000 during the nine months ended September 30, 2018. All of our current liabilities reported at September 30, 2018 mainly include third party debt which is due to various lenders, trade creditors and payables to related parties on account of accrued salaries and expenses.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Total Debt	Remarks
October 17, 2013	$480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
June 5, 2017	248,737	Fixed price convertible and non-collateralized
August 9, 2017	73,386	Fixed price convertible and non-collateralized
November 6, 2017	26,344	Non-convertible and non-collateralized
November 15, 2017	79,857	Convertible and non-collateralized
Balance, December 31, 2017	$946,295

Following is the summary of all third party notes, net of debt discount and debt issue costs, including the accrued interest as at September 30, 2018:

Date of Note	Total Debt	Remarks
October 17, 2013	$286,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
January 17, 2018	406,727	Fixed price convertible and non-collateralized
January 23, 2018	104,307	Fixed price convertible and non-collateralized
June 8, 2018	670,350	Fixed price convertible and non-collateralized
Balance, September 30, 2018	$1,505,997

The Company reported a long term liability of $282,336 on account of fair value of the contingent purchase consideration for the acquisition of Cheshire Trafford. There were no long term liabilities as at December 31, 2017.

Stockholders’ Equity:

At December 31, 2017, the Company had Stockholders´ Equity of $709,200. At September 30, 2018, the Company had Stockholders´ Equity of $2,661,921. We reported accumulated other comprehensive income of $3,007 and $1,181,795 as at September 30, 2018 and December 31, 2017, respectively. This reduction was due to the adoption of ASC 2016-01 whereby the management reversed $1,181,675 from accumulated other comprehensive income to opening retained earnings as a cumulative effect adjustment on January 1, 2018.

The Company had 525,534,409 shares of common stock issued and outstanding at September 30, 2018 and December 31, 2017. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as at September 30, 2018 and December 31, 2017. The Company further had issued and outstanding 3,200,000 and 2,400,000 shares of Series “C” Convertible Preferred Stock as at September 30, 2018 and December 31, 2017, respectively.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a loss from operations of $293,065 and $916,849 for the three and nine months ended September 30, 2018 respectively; net cash used in operations of $582,131 for the nine months ended September 30, 2018; and accumulated deficit of $8,102,882 as of September 30, 2018. It is Management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

The Company secured another funding agreement in June of 2018, with Xantis AION Securitisation Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately $1.94 million). The Company has a right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $1,388,040 from this agreement.

During mid to late 2017, the Company’s management decided to implement its inorganic growth plan hence targeted the acquisition of various licensed financial advisory firms with funds under management, in particular, two in the United Kingdom and two in Malaysia.

On February 20, 2018, the United Kingdom Financial Conduct Authority (FCA) approved the eventual change of control of one of the financial advisory firm called Cheshire Trafford U.K. Limited. On May 30, 2018, Isle of Man Financial Services Authority (FSA) approved the eventual change of control of a financial advisory firm that will be acquired by the Company in Isle of Man. These Notices of Change of Control have allowed the Company’s UK subsidiary, Argentum 47 Financial Management Limited, and its directors to incur in such UK acquisitions; hence, to legally control and manage the businesses once acquired.

On August 1, 2018, the Company entered into a Share Purchase Agreement with a third party, pursuant to which the Company acquired 100% of the ordinary shares of Cheshire Trafford (U.K.) Limited of Hull, United Kingdom (“Cheshire Trafford”). Cheshire Trafford was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company. As of May 31, 2018, this advisory firm manages approximately US$38.75 million of funds.

Management further plans to acquire the Isle of Man based advisory firm as soon as the financial statement audits are finalized. This advisory firm managed approximately US$52.59 million of funds. While waiting for the financial statement audits to come to a conclusion, Management (in an effort to gain time) is working with its UK legal counsel on the legal documents required for this acquisition.

Due to various delays beyond management´s control, the Company is currently considering the value in acquiring the Malaysia advisory firms. Management believes that it is possible that there are other firms in the market potentially offering a better value proposition; hence, Management, out of prudence, is currently exploring those options in order to arrive at a defined decision before the end of this year.

The Company’s growth plan by way of acquisition of various advisory firms with funds under management is, in essence, the acquisition of stable and long-term recurring and non-recurring revenue coupled with a strong client base and a distribution force.

Once the Company acquires all of these initial targeted financial advisory firms, it intends to continue growing 2019 by acquiring more financial advisory firms.

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

FUTURE PLANS

MILESTONES FOR 2018-2019:

Our specific plan of operations and milestones through September of 2019 are as follows:

CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the company´s shares on a recognized European Stock Exchange.

ACQUIRE CERTAIN FINANCIAL ADVISORY FIRMS WITH MONEY UNDER MANAGEMENT:

The Company intends to acquire various advisory firms with funds under management during the next 12 months. Management has already targeted several of these firms for acquisition in the UK and also in South East Asia and is currently analyzing the firms on an individual basis to identify the best possible value proposition for the company. Twelve individual companies are being thoroughly examined as of November 2018.

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

The acquisition of these entities will open up a new controlled network for the services of:

○	New capital markets clients.
○	Distribution of new funds / products.
○	Maximizing the current books of business being bought.
○	Expand and thus increase business via more financial advisors.
○	Seek products that offer both a minimum of 1% trail (recurring) income and a secure risk averse home for clients’ funds.
○	Seek cost savings, where possible, due to duplication of services.
○	Implement State of the Art “Back Office” systems in order to allow information to flow to the client and to management much more effectively.
○	Vending in smaller, active client banks into our licenses and procedures for cost effective growth.

SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION

We intend to continue to seek further funding under similar or better terms than the funding that we have already secured this year. We are currently negotiating terms with a new European based Regulated Fund for long term funding in excess of US$10 million to accelerate the acquisition plan and consolidate in the market place. However, we do not currently have a written agreement for this additional funding but we do expect to finalize terms before the end of 2018.

DEVELOP THE ALREADY ACQUIRED BUSINESSES

By leveraging the license/s that we now own, we can significantly increase the business and turnover of the company without incurring the costs base and improve profitability. We intend to market the company as a UK licensed entity for Appointed Representatives (AR) with the first AR (Aurum Wealth Management Limited) already approved by the UK Financial Authority (FCA) and ready to start to produce new business.

EXPLORE A FULLY COMPLIANT EUROPEAN UNION (EU) MIFID II LICENCE

Having an EU license will allow the Company to act in a role similar to an AR for EU wide brokerages. On October 1, 2018, the rules regarding financial services changed in Europe. There are over 10,000 individuals offering advice in Europe who now require a new license and we intend to thoroughly explore these new business opportunities.

COMMENCE A TARGETED MARKETING PLAN

In Q1 of 2019, our UK regulated business, Cheshire Trafford, will commence a direct marketing campaign within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign the website and marketing of the Company will be refocused with a complete new image based around “50 years of serving the community”. Two days per month in our office in the UK, we are offering a financial surgery giving a “free consultation” for prospective clients to come and visit us to receive free advice thus enabling us to potentially make them clients by way of them acting on the advice given.

FURTHER EXPAND OUR RANGE OF SERVICES TO OUR FINANCIAL SERVICES CLIENTS

We will bring additional products to the client bank in order to maximize the potential returns per client with complementary products such as Mortgages, trusts and additional more attractive funds.

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

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended and/or the exclusion from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

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

ARGENTUM 47, INC.

Date: November 13, 2018	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

