Form 10-K
period 2018-12-31
ARGENTUM 47, INC.
filed 2019-04-01
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-54557

ARGENTUM 47, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State of Incorporation)	(I.R.S. Employer Identification No.)

Capital House, Main Street, Lelley, HU12 8SN Hull, United Kingdom.

(Address of principal executive offices)

X3 Jumeirah Bay, Office 3305, Jumeirah Lake Towers, Dubai UAE

(Former address of principal executive offices)

Registrant’s telephone number, including area code: +(1) 321 200 0142 / +(44) 1482 891 591

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2018) was approximately $2,013,063.

As of March 31, 2019, there were 552,034,409 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” plan(s),” “intend(s),” “expect(s),” “might,” may” and other words and terms of similar meaning in connection with a discussion of future operations, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

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

On March 24, 2017, the Board of Directors of Global Equity Partners Plc. approved the assignment and transfer of GE Professionals DMMC to GEP Equity Holdings Limited. On March 18, 2019, GE Professionals DMCC commenced a formal liquidation process in Dubai.

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

On March, 29, 2018, the Secretary of State of Nevada approved the Company name change from Global Equity International, Inc. to Argentum 47, Inc.

On April 2, 2018, our trading symbol was changed from GEQU to ARGQ.

On August 1, 2018, Argentum FM consummated a Share Purchase Agreement with Mr. Rodney Leonard and Equilibrium Pensions Limited (Trustees of The Leonard R. Personal Pension), pursuant to which Argentum FM would acquire 100% of the ordinary shares (equity) of Cheshire Trafford (U.K.) Limited of Hull, United Kingdom (“Cheshire Trafford”) from Mr. Leonard and Equilibrium Pensions Limited (Trustees of The Leonard R. Personal Pension).

Cheshire Trafford (www.cheshire-trafford.co.uk) was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company. Cheshire Trafford is a very well established Independent Financial Advisory Firm that offers a fully computerized investment management service, including advising on investments in Unit Trusts, Investment Bonds, Shares, Investment Trusts, Government Bonds and Individual Savings Accounts. In addition, Cheshire Trafford advises investors on various types of Pension contracts, including Personal Pensions, Executive Pensions, Small Self-Administered Plans, Pension Mortgages and many more.

Cheshire Trafford acts as a broker for the sale of Lump Sum or Single Premium Insurance Policies and Regular Premium Investment or “Insurance” Policies that are issued by reputable third party insurance companies.

Cheshire Trafford currently has three full time employees, in excess of 700 clients and administers funds of approximately US$39,000,000.

Cheshire Trafford currently invests the funds it has under administration with well-known and reputable Investment Houses such as:

●	AJ Bell
●	Canada Life International
●	Fidelity International
●	Old Mutual International
●	Old Mutual Wealth Life
●	Royal London
●	Aviva
●	Prudential Assurance

Cheshire Trafford’s primary customer base resides in the United Kingdom. Cheshire Trafford is licensed (Register Number 115194) and regulated by the Financial Conduct Authority (“FCA”) of the United Kingdom. Confirmation of Cheshire Trafford’s license can be made by visiting the FCA’s website: www.fca.gov.uk/register.

The purchase consideration for the acquisition of Cheshire Trafford is based on a formula of 2.7 times Cheshire Trafford’s projected annualized recurring revenues for the calendar year ending December 31, 2018. We took the gross revenues of Cheshire Trafford for the five months ended May 31, 2018, and annualized those recurring revenues and multiplied those revenues by 2.7 times in arriving at the contractual purchase consideration of U.S.$516,795 (389,300 Great Britain Pounds or “GBP”).

The purchase consideration is payable in up to three tranches. The first tranche of U.S. $175,710 (132,362 GBP) was paid upon closing of the transaction. The second tranche of U.S. $170,542 (128,469 GBP) is due 18 months after the closing. The third tranche of U.S. $170,542 (128,469 GBP) is due 36 months after the closing. The third tranche could be reduced (but not increased) in the event that Cheshire Trafford’s trailing or recurring revenues are less than the 2018 annualized gross recurring revenues.

The funds for the first tranche were obtained via a June 8, 2018 loan in the amount of U.S. $735,000 from the Xantis Aion Securitisation Fund, as previously reported in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on June 11, 2018.

GEP Equity Holdings Limited provides consulting services, such as corporate restructuring, advice on management buy outs and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

Our authorized capital consists of 950,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2018, we had 525,534,409 shares of common stock issued and outstanding. As of March 31, 2019, we had 552,034,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of December 31, 2018, and March 31, 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of December 31, 2018, and March 31, 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,200,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,800,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future.

As of January 12, 2018, in accordance with two funding agreements, our management agreed to lock-up all outstanding shares of Series “B” and “C” Preferred Stock, so that those shares may not be sold or converted into common stock prior to September 27, 2020.

We provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We currently have offices in the United Kingdom only as our Dubai office was formally closed on March 31, 2019. We have affiliations with firms located in some of the world’s leading financial centers such as London, New York and Frankfurt. These affiliations are informal and are comprised of personal relationships with groups of people or people and institutions with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

Argentum 47 Financial Management Limited is a United Kingdom based holding company that will acquire, in due course, more financial advisory firms with funds under administration around the world. These financial advisory firms act as intermediaries between their clients and the insurance companies. In effect, the advisory firms sell insurance policies to their clients. These types of financial advisory firms receive recurring and non-recurring trail fees for each insurance policy that is sold. Cheshire Trafford U.K. Limited is the first acquisition of Argentum 47 Financial Management Limited and it provides corporate and retail independent financial advisory services and generates our revenues by acting as broker for sale of Lump Sum or Single Premium Insurance Policies and/or the sale of Regular Premium Investment or Insurance Policies that are issued by third party insurance companies.

GEP Equity Holdings Limited looks for companies that require capital funding for growth and acquisition, and ultimately a listing of their shares on a recognized stock exchange or quotation on the OTC Markets quotation boards. The Company introduces these clients to private and institutional investors in our network of over 100 “financial introducers” around the world. These financial introducers are groups of people or institutions that are presently introducing new clients to us or who have introduced new clients to our management in the past. We do not have any contractual arrangements, written or otherwise, with these financial introducers.

Presently, GEP Equity Holdings Limited, Argentum 47 Financial Management Limited and Cheshire Trafford (U.K.) Limited are our only operating businesses. ARG´s present operations are limited to ensuring compliance with regional, state and national securities regulatory agencies and organizations. In addition, ARG, as the parent company, is charged with (i) handling our periodic reporting obligations under the Securities Exchange Act of 1934; (ii) managing our investor relations; and (iii) raising debt and equity capital necessary to fund our operations in order to enhance and grow our business. ARG does not offer or conduct any consulting or advisory services, as such services are now performed solely by GEP Equity Holdings Limited. As stated above, Argentum 47 Financial Management Limited will serve as a holding company for the financial advisory firms to be acquired. Cheshire Trafford (U.K.) Limited is a financial advisory firm with funds under administration.

We currently offer the following services to our clients:

●	General business consulting
●	Corporate restructuring
●	Fund administration
●	Exchange listings and quotations on OTC Markets quotation boards

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

FUND MANAGEMENT

In common with the overall financial services sector, the micro fund management market is undergoing significant changes. We intend to take advantage of these changes and acquire a significant selection of international and United Kingdom based financial advisory firms with funds under administration. These acquisitions will form part of Argentum 47 Financial Management Limited, which is under one efficient and cost effective umbrella. Argentum 47 Financial Management Limited’s wholly-owned subsidiary, Cheshire Trafford (U.K.) Limited currently has approximately US $39 million in funds under administration.

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

HISTORICAL BUSINESS TRANSACTED

BUSINESS TRANSACTED IN 2016

During 2016, we provided our consultancy services to the following 9 clients:

1.	Granite Power Limited

2.	Deutsche Oel and Gas SA

3.	Majestic Wealth Limited

4.	Unite Global AS

5.	Teralight FZ LLC

6.	The Stakis Collections Limited

7.	Ali Group MENA FZ LLC

8.	Veolia Middle East

9.	Emaar, The Economic City

BUSINESS TRANSACTED IN 2017

During 2017, we provided our consultancy services to the following 8 clients:

1.	Blackstone Natural Resources S.A.

2.	Graphite Resources (DEP) Limited

3.	OCS ROH

4.	Fly-A-Deal

5.	Falcon Eye Technology

6.	Ali Group MENA FZ LLC

7.	Veolia Middle East

8.	Emaar, The Economic City

BUSINESS TRANSACTED IN 2018

During 2018, we provided our consultancy services to the following 4 clients:

1.	Emaar, The Economic City.
2.	OCS ROH.
3.	Blackstone Natural Resources S.A.
4.	Creditum Limited.

After the acquisition of Cheshire Trafford U.K. Limited on August 1, 2018, the Company also gained access to the Cheshire Trafford U.K. Limited’s clients database, comprised of more than 700 individual clients, which are now part of our insurance brokerage business segment.

OUR BUSINESS IN 2018

Since August 1, 2018, the Company operated in two reportable business segments:

1)	Management Consultancy Services (the “Consultancy” segment); and

2)	A segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products.

Both business segments are managed separately based on the fundamental differences in their operations and locations.

Under the consultancy segment, we have three distinct divisions (none of which will be treated as a segment for financial reporting purposes):

1.	Introducers Network. We have developed and continue to develop a number of finance professionals, accountants, attorneys and financial advisers who will introduce us to their clients. We will review businesses introduced to us through these introducers and we will compensate them in manners “to be determined” based on the event that we are engaged to assist the companies they introduce to us.

2.	Project Review. Our management team and advisors will carefully review and vet each business plan and opportunity submitted to us. Our management team and advisors will determine which services we can offer these clients and assess the potential propositions to best assist our clients in achieving their goals.

3.	Placing. Working with our business associates in Dubai, Europe and the United States, we will use our best efforts to assist our clients with listings on stock exchanges in these cities and countries in order to maximize their exposure to capital markets and to access funding via debt and equity offerings.

FUTURE PLANS

Our specific plan of operations and milestones from April 2019 through March 2020 are as follows:

1.	CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the company´s shares on a recognized European Stock Exchange.

2.	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH MONEY UNDER ADMINISTRATION:

The Company intends to acquire more advisory firms with funds under administration during the next 12 months. Management has already targeted several of these firms for acquisition in the United Kingdom and also in South East Asia and is currently analyzing the firms on an individual basis to identify the best possible value proposition for the Company. Twelve individual companies are being thoroughly examined as of March 2019.

As the Company acquires more Financial Advisory firms, each book of business will be analyzed to achieve the maximum return and revenue from the client bank without affecting the client offering. In addition, certain cost savings will be managed into the budgets by using technology for the administration, looking for duplication of services and by managing the client and the funds under administration in a better more efficient way.

The acquisition of these entities will open up a new network for the services of:

o	New capital markets clients.
o	Distribution of new funds / products.
o	Maximizing the current books of business being bought.
o	Expand and thus increase business via more financial advisors.
o	Seek products that offer both a minimum of 1% trail (recurring) income and a secure risk averse home for clients’ funds.
o	Seek cost savings, where possible, due to elimination of duplicate services.
o	Implement rapid and efficient systems in order to allow information to flow to the clients and to management more effectively.
o	Acquiring smaller, active client banks into our licenses and procedures for cost effective growth.

3.	SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION

We intend to continue to seek further funding under similar or better terms than the funding that we secured during 2018. We are currently negotiating terms with a new European based Regulated Fund for long term funding in excess of US $10 million to accelerate our inorganic growth and acquisition plan with a view to consolidate our Company in the market place. However, we do not currently have a written agreement for this additional funding, but we do expect to finalize terms in the near future.

4.	CONTINUE TO DEVELOP AND GROW ALREADY ACQUIRED IFA BUSINESSES

By leveraging the licenses that we now own, we can significantly increase our business and revenues at very little extra cost and improve profitability. We intend to market the Company as a United Kingdom licensed entity for various Appointed Representatives (“AR”) and also Introducer Appointed Representatives “(IAR”). In 2018, Aurum Wealth Management Limited was approved by the UK Financial Authority “(FCA”) as an AR of Cheshire Trafford UK Limited and in early 2019, Global Alternative Administration (The Pension Admin Team) was appointed as an IAR to Cheshire Trafford UK Limited.

5.	EXPLORE A FULLY COMPLIANT EUROPEAN UNION (EU) MIFID II LICENSE

Having a European Union (EU) license will allow the Company to act in a role similar to an Appointed Representative (AR) for European Union wide brokerages. On October 1, 2018, the rules regarding financial services changed in Europe. There are over 10,000 entities and also individuals offering advice in Europe who now require a new license and we, through our subsidiary, Cheshire Trafford UK Limited, intend to thoroughly explore these new business opportunities.

6.	COMMENCE A TARGETED MARKETING PLAN

In the second quarter of our 2019 fiscal year, our United Kingdom regulated business, Cheshire Trafford UK Limited, will commence a direct marketing campaign within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign, the website and marketing of the Company will be refocused with a complete new image based around “50 years of serving the community”. Two days per month in our office in the United Kingdom, we will offer free consultation to prospective clients that come and visit us, thus enabling us to potentially recruit them as new clients.

7.	FURTHER EXPAND OUR RANGE OF SERVICES TO OUR FINANCIAL SERVICES CLIENTS

We will bring additional products to the client bank in order to maximize the potential returns per client with complementary products such as mortgages, trusts and more attractive funds.

COMPETITION

We face intense competition in every aspect of our business, and particularly from other firms that offer management, compliance and other consulting services to private and public companies. We would prefer to accept a relatively low cash component as our fee for management consulting and regulatory compliance services and take a greater portion of our fee in the form of restricted shares of our private clients’ common stock. We also face competition from a large number of consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other management consulting and regulatory compliance services firms similar to ours. Many of our competitors have greater financial and management resources and some have greater market recognition than we do. There are many institutions around the globe that are executing a roll-up strategy by acquiring Financial Advisory firms around the world; hence, we will face completion, but we believe that there is plenty of room for our Company to compete within the Financial Advisory world.

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

The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business, etc.) in Current Reports on Form 8-K.

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2019 and 2020 fiscal years. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A., below, for a discussion of our internal controls and procedures).

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

In the event of future growth in administration, advisory, marketing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company’s success will depend to a large degree upon the active participation of our key officers and employees, as well as the continued service of our key management personnel and our ability to identify, hire, and retain additional qualified personnel. There can be no assurance that we will be able to recruit such qualified personnel to enable us to conduct our proposed business successfully.

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

RISKS ASSOCIATED WITH OUR COMPANY

THERE IS SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS. IN THAT CASE, INVESTORS COULD LOSE THEIR INVESTMENTS IN OUR COMMON STOCK.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 or “JOBS Act,” and we may adopt certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive and stockholder approval of any golden parachute payments not previously approved. We may remain an “emerging growth company” for up to five full fiscal years following our initial public offering of our common equity securities. Note: To date, we have not sold or issued any of our common equity securities under an effective Form S-1, Form S-3, Form S-4 or Form S-8 or other form of registration statement under the Securities Act of 1933, as amended. We would cease to be an emerging growth company, and, therefore, ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period, or if we have more than $700 million in market value of our common stock held by non-affiliates as of June 30 in the fiscal year before the end of the five full fiscal years. Additionally, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock and our stock price may be more volatile.

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

WE ARE VULNERABLE TO THE CATASTROPHIC EVENTS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY AND ABILITY TO CARRY OUT OUR BUSINESS PLAN.

We are potentially vulnerable to catastrophic events that could affect our profitability and our ability to carry out our business plan. For example, sudden disruptions in business conditions may result from terrorist attacks similar to the events of September 11, 2001 in the United States, many other terrorist attacks in Europe and the United States in the past three years, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, chaotic immigration problems in Europe, adverse weather conditions or other natural disasters, such as hurricanes and tsunamis, pandemic situations, interruptions to the Internet or large scale power outages can have a short term or, sometimes, long term impact on spending.

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

WE MAY BE SUBJECT TO FURTHER GOVERNMENTAL REGULATION, INCLUDING THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

As part of our business model, GEP Equity Holdings Limited accepts equity securities in our clients as partial compensation for our services. In 2017, none of our income was derived from receipt of equity securities. As of December 31, 2017, 97.6% of our assets were comprised of equity securities. In 2017, we did not receive any new equity or shares in any of our clients; hence, none of our operating income in 2017 was derived from equity securities albeit we did sell 98,900 shares of equity that we received from a client in prior years. As of December 31, 2018, 68% of our assets were comprised of equity securities. In 2018, we received a common stock dividend of 1,187,059 common shares of one of our clients based on the stock split ratio of 4:5. There was no net accounting effect of the receipt of these shares; hence, none of our operating income in 2018 was derived from equity securities albeit we did sell 99,900 shares of equity that we received from a client in prior years.

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

We will likely have to issue additional shares of our common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock issued in lieu of cash. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 397,965,591 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

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

We have 45,000,000 shares of Series “B” Preferred Stock outstanding at this time, which shares are owned by our management. We have 3,200,000 shares of Series “C” Preferred Stock outstanding at this time, 2,800.000 of which shares are owned by our management. All shares of our Series “B” and “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, such shares cannot be sold or converted into common stock on any prior date.

We have an additional 1,800,000 shares of Series “C” Preferred Stock authorized and designated, but not issued or outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any property. Our executive offices are located at Capital House, Main Street, Lelley, HU12 8SN Hull, United Kingdom; we pay a monthly rent of U.S. $2,890 (GBP 2,000) for this office. Peter J. Smith, our President and Chief Executive Officer, is now based in the United Kingdom, and Enzo Taddei, our Chief Financial Officer, is based in Europe.

ITEM 3. LEGAL PROCEEDINGS.

We are not subject to any other pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2018, the Company’s Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol ARGQ. The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2017	High	Low
First Quarter(1)	$0.0200	$0.0120
Second Quarter (1)	$0.0141	$0.0050
Third Quarter(1)	$0.0053	$0.0028
Fourth Quarter (1)	$0.0094	$0.0019

Fiscal 2018	High	Low
First Quarter(1)	$0.0071	$0.0035
Second Quarter(1)	$0.0070	$0.0038
Third Quarter(1)	$0.0084	$0.0040
Fourth Quarter (1)	$0.0061	$0.0022

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS.

As of the date of this filing, there were 79 record holders of the shares of the Company’s issued and outstanding Common Stock.

DIVIDENDS.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

SECURITIES ISSUED IN 2019

On January 14, 2019, the Company issued 21,200,000 common shares valued at a contractually agreed value of $0.02 per share or $400,000 to Xantis Aion Securitisation Fund (at Xantis Private Equity Fund´s request) upon conversion of a convertible promissory note.

On January 24, 2019, the Company issued 5,300,000 common shares valued at a contractually agreed value of $0.02 per share or $100,000 to William Marshal Plc. upon conversion of a convertible promissory note.

All of the foregoing stock was issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4.(a)(2) of the 33 Act and/or the exclusion from registration requirements of the 33 Act provided by Regulation S promulgated under the 33 Act.

SECURITIES ISSUED IN 2018

We did not issue any shares of our Common Stock in 2018.

We issued 800,000 shares of Series “C” Preferred stock in 2018 to two of our officers in lieu of accrued salaries. These preferred shares are contractually locked up until September 27, 2020.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on our intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers, and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A.	Critical accounting estimates and policies.
B.	Business overview.
C.	Results of operations for the years ended December 31, 2018 and 2017.
D.	Financial condition as at December 31, 2018 and 2017.
E.	Liquidity and capital reserves.
F.	Business development.

A.	Critical Accounting Estimates and Policies:

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

Argentum 47, Inc. (“Company” or “ARG”) was incorporated on October 1, 2010, as a Nevada corporation under our prior name of Global Equity International, Inc., for the express purpose of acquiring Global Equity Partners Plc., a company incorporated under the Laws of the Republic of Seychelles (“GEP”) on September 2, 2009. On August 22, 2014, GE Professionals DMCC was incorporated in Dubai as a wholly-owned subsidiary of Global Equity Partners Plc. On June 10, 2016, ARG incorporated its wholly-owned subsidiary, called GEP Equity Holdings Limited, under the laws of the Republic of Seychelles.

On March 24, 2017, the Board of Directors of Global Equity Partners Plc. approved the assignment and transfer of GE Professionals DMMC to GEP Equity Holdings Limited. On March 18, 2019, the Board of Directors of GEP Equity Holdings Limited decided to commence the formal liquidation (with an effective date of March 31, 2019) of its Dubai based subsidiary, GE Professionals DMCC. As a result of this decision to liquidate the subsidiary, the Board of Directors also decided to discontinue its Human Resources and Placement business in Dubai.

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

GEP Equity Holdings Limited provides consulting services, such as corporate restructuring, Exchange Listings and development for corporate marketing, investor and public relations, regulatory compliance and introductions to financiers, to companies desiring to be listed on stock exchanges in various parts of the world.

On December 12, 2017, we incorporated a United Kingdom company under the name of Argentum 47 Financial Management Limited (“Argentum FM”). Argentum FM is a wholly-owned subsidiary of the Company. Argentum FM was formed to serve as a holding company for the acquisition of United Kingdom based advisory firms. During 2019, the Company intends to acquire more licensed financial advisory firms.

On January 12, 2018, the Company secured a 12-month fixed price convertible loan from Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately U.S. $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date by issuing shares of common stock at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company received $400,000 under this loan, which was converted into 21,200,000 shares of the Company’s common stock on January 14, 2019.

On January 12, 2018, the Company secured a 12-month fixed price convertible loan from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately U.S. $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date, by issuing shares of common stock at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company received $100,000 under this loan which was converted to 5,300,000 common shares of the Company on January 14, 2019.

On March, 29, 2018, we changed our corporate name to Argentum 47, Inc.

On April 2, 2018, our trading symbol was changed from GEQU to ARGQ.

On May 30, 2018, the Isle of Man Financial Services Authority (FSA) approved the eventual change of control of an Isle of man based financial advisory firm albeit Management has not yet decided if it will acquire this financial advisory firm as better and cheaper business propositions are currently in Management´s sights.

On June 6, 2018, the Company secured a 12-month fixed price convertible loan, from Xantis AION Securitization Fund (Luxembourg), for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately $1,940,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at a conversion price equal to the greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $1,388,040 under this loan.

On August 1, 2018, Argentum FM consummated a Share Purchase Agreement with Mr. Rodney Leonard and Equilibrium Pensions Limited (trustees of The Leonard R. Personal Pension), pursuant to which Argentum FM would acquire 100% of the ordinary shares (equity) of Cheshire Trafford (U.K.) Limited of Hull, United Kingdom (“Cheshire Trafford”) from Mr. Leonard and Equilibrium Pensions Limited (trustees of The Leonard R. Personal Pension).

Cheshire Trafford (www.cheshire-trafford.co.uk) was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company. Cheshire Trafford is a very well established and UK FCA regulated Independent Financial Advisory firm that offers a fully computerized investment management service, including advising on investments in Unit Trusts, Investment Bonds, Shares, Investment Trusts, Government Bonds and Individual Savings Accounts. In addition, Cheshire Trafford advises investors on various types of Pension contracts, including Personal Pensions, Executive Pensions, Small Self-Administered Plans, Pension Mortgages and many more.

Cheshire Trafford acts as a broker for the sale of Lump Sum or Single Premium Insurance Policies and Regular Premium Investment or “Insurance” Policies that are issued by reputable third party insurance companies.

Cheshire Trafford currently has three full time employees, in excess of 700 clients and administers funds of approximately US$39 million.

Cheshire Trafford has in excess of 700 individual clients and currently invests the funds it has under administration with well-known and reputable Investment Houses such as:

●	AJ Bell
●	Canada Life International
●	Fidelity International
●	Old Mutual International
●	Old Mutual Wealth Life
●	Royal London
●	Aviva
●	Prudential Assurance

Cheshire Trafford’s primary customer base resides in the United Kingdom. Cheshire Trafford is licensed (Register Number 115194) and regulated by the Financial Conduct Authority (“FCA”) of the United Kingdom. Confirmation of Cheshire Trafford’s license can be made by visiting the FCA’s website: www.fca.gov.uk/register.

The purchase consideration for the acquisition of Cheshire Trafford is based on a formula of 2.7 times Cheshire Trafford’s projected annualized recurring revenues for the calendar year ending December 31, 2018. We took the gross revenues of Cheshire Trafford for the five months ended May 31, 2018, and annualized those recurring revenues and multiplied those revenues by 2.7 times in arriving at the contractual purchase consideration of U.S.$516,795 (389,300 Great Britain Pounds or “GBP”).

The purchase consideration is payable in up to three tranches. The first tranche of U.S.$175,710 (132,362 GBP) was paid upon closing of the transaction. The second tranche of U.S.$170,542 (128,469 GBP) is due 18 months after the closing. The third tranche of U.S. $170,542 (128,469 GBP) is due 36 months after the closing. The third tranche could be reduced (but not increased) in the event that Cheshire Trafford’s trailing or recurring revenues are less than the 2018 annualized gross recurring revenues.

The funds for the first tranche were obtained via a June 8, 2018 loan in the amount of U.S. $735,000 from the Xantis Aion Securitisation Fund, as previously reported in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on June 11, 2018.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of December 31, 2018, we had 525,534,409 shares of common stock issued and outstanding. As of March 31, 2019, we had 552,034,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of December 31, 2018, and March 31, 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of December 31, 2018, and March 31, 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,200,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,800,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

We provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We had an office in Dubai until March 31, 2019. Our current and sole offices are situated in London. We have affiliations with firms located in some of the world’s leading financial centers such as London, New York, Frankfurt and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

C.	Results of operations for the years ended December 31, 2018 and 2017:

The Company had revenues amounting to $143,947 and $224,526, respectively, for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017	Changes

Revenue	$143,947	$224,526	$(80,579)
	$143,947	$224,526	$(80,579)

During the year ended December 31, 2018, $143,947 was recognized as revenue for services rendered to different clients. The total revenue was reduced by $80,579 when compared to the revenue recorded during the year ended December 31, 2017. This reduction was mainly due to the fact that the Company did not take on any new clients during the year ended December 31, 2018 because management has been concentrating on growing Cheshire Trafford, its IFA business, and also concentrating on its inorganic growth plan to acquire more financial advisory firms with funds under administration.

The following is a breakdown of total revenue for the year ended December 31, 2018, which amounted to $143,947:

a)	$100,268 was received in cash for services performed to different clients.

b)	$13,679 was recognized as revenue for services rendered to different clients, which amount was receivable as at December 31, 2018.

c)	$30,000 was recognized as revenue for services rendered to different clients, which amount was written off as a bed debt during the year ended December 31, 2018.

The total revenue for the year ended December 31, 2017 amounted to $224,526. The breakdown of this amount was as follows:

a)	$83,638 was received in cash for services performed to different clients.

b)	$30,888 was recognized as revenue for services rendered to different clients, which amount was receivable as at December 31, 2018.

c)	$10,000 was recognized as revenue for services rendered to different clients, which amount was written off as a bed debt during the year ended December 31, 2018.

d)	$100,000 was recognized as revenue from deferred revenue as we performed related services to the clients against payments received in prior years.

For the years ended December 31, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	December 31, 2018	December 31, 2017

SCL	United Kingdom	0%	4.45%
TLF	United Arab Emirates	0%	5.73%
VME	Oman	0%	1.92%
AGL	United Arab Emirates	0%	1.82%
SAC	United Kingdom / Norway	0%	44.54%
FAD	Saudi Arabia	0%	10.10%
FAT	United Arab Emirates	0%	1.89%
DUO	Sri Lanka	1.39%	1.69%
EEC	United Arab Emirates	20.35%	24.80%
OCS	Saudi Arabia / Thailand	11.15%	3.06%
GRL	United Kingdom	20.84%	0%
CT clients (see below)	United Kingdom	46.27%	0%
		100.00%	100.00%

For the post acquisition five months ended December 31, 2018, the Company had following concentrations of revenues regarding insurance brokerage business, which was 46.27% of the consolidated revenues of the Company:

Five months ended December 31, 2018

Initial advisory fees	30.06%
Ongoing advisory fees	10.57%
Renewal commissions	17.57%
Trail or recurring commissions	39.85%
Other revenue	1.95%
100.00%

The total operating expenditures amounted to $1,303,412 and $1,451,284, respectively, for the years ended December 31, 2018 and 2017. The following table sets forth the Company’s operating expenditure analysis for both years:

	December 31, 2018	December 31, 2017	Change

General and administrative expenses	$190,801	$165,624	$25,177
Compensation	759,815	1,125,582	(365,767)
Professional services	311,009	120,729	190,280
Depreciation	2,282	9,349	(7,067)
Amortization of intangibles	9,505	-	9,505
Bad debt expense	30,000	30,000	-
Total operating expenses	$1,303,412	$1,451,284	$(147,872)

During the year ended December 31, 2018, total operating expenses decreased by $147,872 from the previous year ended December 31, 2017. This decrease was mainly due to a decrease in the compensation expense because during the comparative year ended December 31, 2017, all of the officers and directors received additional stock based compensation of $432,000 in the form of Series “C” preferred shares. While during the year ended December 31, 2018, this stock based compensation totaled $160,000. On the other hand, during the year ended December 31, 2018, professional services were increased by $190,280 when compared to the year ended December 31, 2017. This increase was mainly due to an increase in the professional services related to introduction of new business and acquisition targets. There were no such professional services received during the comparative year ended December 31, 2017. We also recorded an amortization of intangibles amounting to $9,505 during the year ended December 31, 2018 regarding the customer list intangible asset. There was no such amortization recorded during the comparative year ended December 31, 2017.

Loss from operations for the years ended December 31, 2018 and 2017 were $(1,159,465) and $(1,226,758), respectively.

The Company´s other income / (expenses), net for the years ended December 31, 2018 and 2017 were $(461,034) and $(2,481,583), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2018	December 31, 2017	Change

Interest expense	$(76,098)	$(39,952)	$(36,146)
Amortization of debt discount	(120,505)	(125,512)	5,007
Loss on conversion of notes into common stock	-	(642,542)	642,542
Gain on sale of subsidiary	-	23,052	(23,052)
(Loss) / gain on available for sale marketable securities, net	(501,334)	18,851	(520,185)
Impairment loss on investments at cost	-	(1,601,336)	1,601,336
Gain / (loss) on extinguishment of debt and other liabilities	243,364	(113,148)	356,512
Other income	317	-	317
Exchange rate loss	(6,778)	(996)	(5,782)
Total other expenses	$(461,034)	$(2,481,583)	$2,020,549

During the year ended December 31, 2018, our total other expenses substantially decreased by $2,020,549 when compared to our total other expenses year ended December 31, 2017, this decrease was mainly due to the fact that during 2017, the Company, out of prudence, fully impaired, $1,601,336, two of its investments.

In addition, there were various partial conversions of fixed price convertible debt into common stock that resulted in loss on conversion of notes into common stock of $642,542 during the year ended December 31, 2017. There were no such losses on conversion recorded during the year ended December 31, 2018.

On January 1, 2018, the Company adopted ASU 2016-01 which required the Company to recognize unrealized gains and losses on available for sale marketable securities in the statement of operations, hence the Company recorded a net loss on available for sale marketable securities amounting to $501,334 during the year ended December 31, 2018 but recorded an $18,851 gain during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company also recorded a gain on the sale of a subsidiary, Global Equity Partners Plc., amounting to $23,052.

Also, there was an increase in gain on debt extinguishment as the Company renegotiated loan terms with one of the lenders, which resulted in a gain on debt extinguishment of $193,358 during the year ended December 31, 2018. The Company also reversed a premium on a convertible debt that was settled in cash during the year ended December 31, 2018, resulting in a gain on debt extinguishment of $28,538. The Company further recorded a gain on extinguishment of $19,317 payable to two employees in Dubai and $2,151 was recorded as gain on extinguishment of accrued liabilities during the year ended December 31, 2018.

The loss before tax for the years ended December 31, 2018 and 2017 amounted to $1,620,499 and $3,708,341, respectively.

The income tax expense for the years ended December 31, 2018 and 2017 amounted to $0 and $2,832, respectively.

The net loss for the years ended December 31, 2018 and 2017 amounted to $1,620,499 and $3,711,173, respectively.

The comprehensive loss for the years ended December 31, 2018 and 2017 amounted to $1,607,027 and $2,529,378, respectively. The Company’s other comprehensive income includes an unrealized fair value gain on available for sale marketable securities amounting to $1,181,675 which was recognized during the year ended December 31, 2017 while revaluing the existing common stock of a reporting entity held by the Company as at December 31, 2017.

	December 31, 2018	December 31, 2017
Comprehensive income (loss):
Net loss	$(1,620,499)	$(3,711,173)
Unrealized fair value gain on available for sale marketable securities	-	1,181,675
Gain on foreign currency translation	13,472	120
Comprehensive (loss) / income	$(1,607,027)	$(2,529,378)

At December 31, 2018 and December 31, 2017, the Company had 525,534,409 common shares issued and outstanding. The weighted average number of common shares outstanding for the years ended December 31, 2018 and 2017 was 525,534,409 and 423,709,805 common shares, respectively. Hence, the net loss per share at December 31, 2018 and 2017 was $(0.00) and $(0.01), respectively.

D.	Financial condition as at December 31, 2018 and 2017:

Assets:

The Company reported total assets of $2,156,054 and $2,080,144 as of December 31, 2018 and December 31, 2017, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $1,458,848 and $2,029,340 as at December 31, 2018 and December 31, 2017, respectively.

At December 31, 2018, our non-current assets included fixed assets, intangibles and goodwill. Fixed assets were comprised of office equipment having a net book value of $5,180 and $2,067 as at December 31, 2018 and December 31, 2017, respectively. Intangibles of $332,689 included fair value of customer list that was recognized as part of the business combination. We also recorded a goodwill of $142,924 as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired at the date of acquisition. Furthermore, our current assets at December 31, 2017 amounted to $2,077,941, and at December 31, 2018, these current assets amounted to $1,675,261 comprised of cash of $193,807, accounts receivable of $13,679, prepaid and other current assets of $8,927, and marketable securities valued at fair value of $1,458,848.

Liabilities:

Our current liabilities at December 31, 2017 totaled $1,370,944. At December 31, 2018, the Company reported its current liabilities amounting to $2,450,149, which represents an increase of 79%. This increase was due to the fact that the Company received an initial tranche of funding from Xantis Private Equity Fund, Xantis AION Securitization Fund and William Marshal Plc., amounting to an aggregate of $1,888,040 during the year ended December 31, 2018. All of our current liabilities reported at December 31, 2018 mainly include third party debt which is due to various lenders, trade creditors and payables to related parties on account of accrued salaries and expenses.

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Total Debt	Remarks
October 17, 2013	$480,000	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
June 5, 2017	248,737	Fixed price convertible and non-collateralized
August 9, 2017	73,386	Fixed price convertible and non-collateralized
November 6, 2017	26,344	Non-convertible and non-collateralized
November 15, 2017	79,857	Convertible and non-collateralized
Balance, December 31, 2017	$946,295

Following is the summary of all third party notes, net of debt discount and debt issue costs, including the accrued interest as at December 31, 2018:

Date of Note	Total Debt	Remarks
October 17, 2013	$277,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
January 17, 2018	421,777	Fixed price convertible and non-collateralized
January 23, 2018	105,819	Fixed price convertible and non-collateralized
June 8, 2018	709,186	Fixed price convertible and non-collateralized
October 10, 2018	578,269	Fixed price convertible and non-collateralized
Balance, December 31, 2018	$2,130,664

The Company reported a long term liability of $283,732 at December 31, 2018 on account of fair value of the contingent purchase consideration for the acquisition of Cheshire Trafford. There were no long term liabilities as at December 31, 2017.

Stockholders’ Equity / (Deficit):

At December 31, 2017, the Company had Stockholders´ Equity of $709,200. At December 31, 2018, the Company had Stockholders´ Deficit of $(577,827). We reported accumulated other comprehensive income of $13,592 and $1,181,795 as at December 31, 2018 and December 31, 2017, respectively. This reduction was due to the adoption of ASC 2016-01 whereby the management reversed $1,181,675 from accumulated other comprehensive income to opening retained earnings as a cumulative effect adjustment on January 1, 2018.

The Company had 525,534,409 shares of common stock issued and outstanding at December 31, 2018 and December 31, 2017. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as at December 31, 2018 and December 31, 2017. The Company further had issued and outstanding 3,200,000 and 2,400,000 shares of Series “C” Convertible Preferred Stock as at December 31, 2018 and December 31, 2017, respectively.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,620,499 and net cash used in operations of $960,917 for the year ended December 31, 2018; working capital deficit, stockholder’s deficit and accumulated deficit of $774,888, $577,827 and $11,353,215 as of December 31, 2018. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to continue its operations is primarily dependent on management’s plans as follows:

a)	Continually engaging with new clients.
b)	Consummating and executing current engagements.
c)	Maximizing the acquired financial advisory revenues.
d)	Continuing to receive fixed funding, via equity or debt, for acquisition and growth.
e)	Acquiring and managing more financial advisory firms with funds under administration located around the globe.

The Company secured two funding agreements in January of 2018, one with Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (approximately $2.68 million) and another with William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for up to a further 2,000,000 Great Britain Pounds (approximately $2.68 million). The Company has a right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $500,000 from Xantis Private Equity Fund and William Marshal Plc.

The Company secured another funding agreement in June 2018 with Xantis AION Securitisation Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately U.S. $1.94 million). The Company has a right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $1,388,040 from this agreement.

During mid to late 2017, the Company´s management decided to implement its inorganic growth plan hence targeted the acquisition of various licensed financial advisory firms with funds under administration.

On May 30, 2018, Isle of Man Financial Services Authority (FSA) approved the eventual change of control of a financial advisory firm that will be acquired by the Company in Isle of Man. To date, Management has not yet decided if the Company will acquire this particular financial advisory firm

On August 1, 2018, the Company entered into a Share Purchase Agreement with a third party, pursuant to which the Company acquired 100% of the ordinary shares of Cheshire Trafford (UK) Limited of Hull, United Kingdom (“Cheshire Trafford”). Cheshire Trafford was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company. As of December 31, 2018, this advisory firm manages approximately US$39 million of funds.

Due to various delays beyond Management´s control, the Company decided not to acquire the two Malaysia advisory firms.

The Company´s growth plan by way of acquisition of various advisory firms with funds under administration is, in essence, the acquisition of stable and long-term recurring and non-recurring revenue coupled with a strong client base and a distribution force.

Now that the Company has acquired one financial advisory firm, it intends to continue growing in 2019 by acquiring more financial advisory firms when the correct opportunities arise.

Any short fall in our projected operating revenues will be covered by:

●	The cash fees and commissions received by our subsidiary Cheshire Trafford UK Limited.
●	Receiving short term loans from one or more of our directors even though at the present time, we do not have verbal or written commitments from any of our directors to lend us money.
●	Continuing to receive capital funding from Xantis Aion Securitisation Fund and William Marshal Plc.
●	Liquidating (selling), when necessary, part or all of our investments and/or Marketable Securities.

F.	Business Development:

MILESTONES FOR 2019-2020:

Our specific plan of operations and milestones from April 2019 through March 2020 are as follows:

1.	CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the company´s shares on a recognized European Stock Exchange.

2.	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH MONEY UNDER ADMINISTRATION:

The Company intends to acquire more advisory firms with funds under administration during the next 12 months. Management has already targeted several of these firms for acquisition in the United Kingdom and also in South East Asia and is currently analyzing the firms on an individual basis to identify the best possible value proposition for the Company. Twelve individual companies are being thoroughly examined as of March 2019.

As the Company acquires more Financial Advisory firms, each book of business will be analyzed to achieve the maximum return and revenue from the client bank without affecting the client offering. In addition, certain cost savings will be managed into the budgets by using technology for the administration, looking for duplication of services and by managing the client and the funds under administration in a better more efficient way.

The acquisition of these entities will open up a new network for the services of:

○	New capital markets clients.
○	Distribution of new funds / products.
○	Maximizing the current books of business being bought.
○	Expand and thus increase business via more financial advisors.
○	Seek products that offer both a minimum of 1% trail (recurring) income and a secure risk averse home for clients’ funds.
○	Seek cost savings, where possible, due to elimination of duplicate services.
○	Implement rapid and efficient systems in order to allow information to flow to the clients and to management more effectively.
○	Acquiring smaller, active client banks into our licenses and procedures for cost effective growth.

3.	SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION

We intend to continue to seek further funding under similar or better terms than the funding that we secured during 2018. We are currently negotiating terms with a new European based Regulated Fund for long term funding in excess of US $10 million to accelerate our inorganic growth and acquisition plan with a view to consolidate our Company in the market place. However, we do not currently have a written agreement for this additional funding, but we do expect to finalize terms in the near future.

4.	CONTINUE TO DEVELOP AND GROW ALREADY ACQUIRED IFA BUSINESSES

By leveraging the licenses that we now own, we can significantly increase our business and revenues at very little extra cost and improve profitability. We intend to market the Company as a United Kingdom licensed entity for various Appointed Representatives (“AR”) and also Introducer Appointed Representatives “(IAR”). In 2018, Aurum Wealth Management Limited was approved by the UK Financial Authority “(FCA”) as an AR of Cheshire Trafford UK Limited and in early 2019, Global Alternative Administration (The Pension Admin Team) was appointed as an IAR to Cheshire Trafford UK Limited.

5.	EXPLORE A FULLY COMPLIANT EUROPEAN UNION (EU) MIFID II LICENSE

Having a European Union (EU) license will allow the Company to act in a role similar to an Appointed Representative (AR) for European Union wide brokerages. On October 1, 2018, the rules regarding financial services changed in Europe. There are over 10,000 entities and also individuals offering advice in Europe who now require a new license and we, through our subsidiary, Cheshire Trafford UK Limited, intend to thoroughly explore these new business opportunities.

6.	COMMENCE A TARGETED MARKETING PLAN

In the second quarter of our 2019 fiscal year, our United Kingdom regulated business, Cheshire Trafford UK Limited, will commence a direct marketing campaign within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign, the website and marketing of the Company will be refocused with a complete new image based around “50 years of serving the community”. Two days per month in our office in the United Kingdom, we will offer free consultation to prospective clients that come and visit us, thus enabling us to potentially recruit them as new clients.

7.	FURTHER EXPAND OUR RANGE OF SERVICES TO OUR FINANCIAL SERVICES CLIENTS

We will bring additional products to the client bank in order to maximize the potential returns per client with complementary products such as mortgages, trusts and more attractive funds.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. During our assessment of our internal control over financial reporting as of December 31, 2018, no material weaknesses were found.

CONCLUSION

Our management concluded that the Company´s internal controls over financial reporting were effective.

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

The names, addresses, ages and positions of our current officers, directors and key employees are set forth below:

		First Year
Name	Age	as Director	Position

Peter James Smith	50	2010	President, Chief Executive Officer and Director

Enzo Taddei	46	2011	Chief Financial Officer, Secretary and Director

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

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiaries to our executive officers and directors of the Company for services rendered during the periods indicated below. We have included Patrick Dolan’s compensation numbers in prior years; however, he resigned from his Directorship effective March 29, 2018 hence his compensation is not included in the table below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus / Other compensation ($)	Note	Stock Awards ($)	Note	All other stock compensation (s)	Note	Total ($)
Peter J. Smith	2018	$210,000	(1)	$-		$-		$80,000		$290,000
President, Chief	2017	$210,000	(2)	$-		$-		$180,000		$390,000
Executive Officer &	2016	$210,000	(3)	$26,233	(4)	$-		$-		$236,233
Director

Enzo Taddei	2018	$210,000	(5)	$-		$-		$80,000		$290,000
Chief Financial	2017	$210,000	(6)	$-		$-		$180,000		$390,000
Officer, Secretary &	2016	$210,000	(7)	$25,200	(8)	$-		$-		$235,200
Director

(1)	Represents $109,020 paid in cash, $71,588 was accrued, but unpaid, at December 31, 2018, and $29,392 of the 2018 salary and $50,608 of the 2017 accrued salary was converted into 400,000 shares of the Company’s series “C” preferred stock.

(2)	Represents $32,054 paid in cash, $96,497 was accrued, but unpaid, at December 31, 2017, and $81,449 of the 2017 salary and $18,551 of the 2016 accrued salary was converted into 1,000,000 shares of the Company’s series “C” preferred stock.

(3)	Represents $77,841 paid in cash, $18,551 was accrued, but unpaid, at December 31, 2016, and $113,608 of the 2016 salary and $58,294 of the 2015 accrued salary was converted into 8,220,120 shares of the Company’s common stock (restricted).

(4)	This $26,333 represents personal rent on Mr. Smith’s Dubai apartment, which was paid in cash by the Company. This obligation ended on September 30, 2016.

(5)	Represents $109,020 paid in cash, $71,588 was accrued, but unpaid, at December 31, 2018, and $29,392 of the 2018 salary and $50,608 of the 2017 accrued salary was converted into 400,000 shares of the Company’s series “C” preferred stock.

(6)	Represents $29,197 paid in cash, $98,303 was accrued, but unpaid, at December 31, 2017, and $82,500 of the 2017 salary and $17,500 of the 2016 accrued salary was converted into 1,000,000 shares of the Company’s series “C” preferred stock.

(7)	Represents $86,272 paid in cash and $17,500 was accrued, but unpaid, at December 31, 2016. $106,228 of the 2016 salary and $59,206 of the accrued 2015 salary was converted into 7,896,697 shares of the Company’s common stock (restricted).

(8)	Represents $25,200 that was converted into 1,260,000 shares of the company’s common stock (restricted).

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its directors.

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

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Notes	Percent of Class

Common Stock	Peter J. Smith,	419,380,145	1,2	43.17%
	London, United Kingdom.

Common Stock	Enzo Taddei,	375,325,000	1,3	40.47%
	Dubai, UAE.

Common Stock	Patrick V. Dolan	92,608,267	1,4	14.42%
	Liverpool, United Kingdom.

(1)	The numbers and percentages set forth in these columns are based on 552,034,409 shares of Common Stock outstanding on March 31, 2019, and the shareholder’s respective beneficial ownership of 45,000,000 shares of Series “B” Preferred Stock and 3,200,000 shares of Series “C” Preferred Stock outstanding. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days. On the date of this Annual Report, each share of Series B Preferred Stock has 10 votes on all matters brought before meetings of shareholders and each share of Series C Preferred Stock has 100 votes on all matters brought before meetings of shareholders.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive or voting power over, these shares. Mr. Smith is the direct beneficial owner of 114,705,145 shares of Common Stock. Mr. Smith owns 16,467,500 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Smith owns 1,400,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive or voting power over, these shares. Mr. Taddei owns 23,532,500 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Taddei owns 1,400,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders. Mr. Taddei does not own any shares of Common Stock.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan is the direct beneficial owner of 2,608,267 shares of Common Stock. Mr. Dolan owns 5,000,000 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Dolan owns 400,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders.

(b) Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Peter J. Smith	419,380,145	(1)	43.17%

Common Stock	Enzo Taddei	375,325,000	(2)	40.47%

(1)	See footnote 2 under table in (a), above.

(2)	See footnote 3 under table in (a), above.

Security ownership of certain beneficial owners of our Series “B” Preferred Stock by our named executive officers and all other persons who own our Series “B” Preferred Stock:

Name of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Peter J. Smith
(President, Director and 5% or more beneficial owner)	16,467,500	(2)	36.59%

Enzo Taddei	23,532,500	(3)	52.29%
(Chief Financial Officer, Director and 5% or more beneficial owner)

Patrick V. Dolan	5,000,000	(4)	11.12%

All officers and directors as a group (two persons)	40,000,000		88.88%

(1)	The numbers and percentages set forth in these columns are based on 45,000,000 shares of Series “B” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of shares of Series “B” Preferred Stock outstanding.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan resigned his Directorship effective March 29, 2018.

Security ownership of certain beneficial owners of our Series “C” Preferred Stock by our named executive officers and all other persons who own our Series “C” Preferred Stock:

Name of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Peter J. Smith
(President, Director and 5% or more beneficial owner)	1,400,000	(2)	43.75%

Enzo Taddei	1,400,000	(3)	43.75%
(Chief Financial Officer, Director and 5% or more beneficial owner)

Patrick V. Dolan	400,000	(4)	12.50%

All officers and directors as a group (two persons)	2,800,000		87.50%

(1)	The numbers and percentages set forth in these columns are based on 3,200,000 shares of Series “C” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of shares of Series “C” Preferred Stock outstanding.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan formally resigned his Directorship effective March 29, 2018.

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

INDEPENDENT PUBLIC ACCOUNTANTS

The following table sets forth the fees incurred by the Company for the year ended December 31, 2018 and 2017 for professional services rendered by the independent registered public accounting firm:

Fees	2018	2017
Audit Fees	$42,000	$29,000
Audit-Related Fees	73,000	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$115,000	$29,000

Audit Fees

Audit fees were professional services rendered for the audits of our financial statements and for review of our quarterly financial statements during the 2018 and 2017 fiscal years.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2018 and 2017, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accounting firm did not provide any products and services not disclosed in the table above during the 2018 and 2017 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

During the 2018 and 2017 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Argentum 47, Inc. (Formerly known as Global Equity International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Argentum 47, Inc. (Formerly known as Global Equity International, Inc.) and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss and cash used in operations of $1,620,499 and $960,917, respectively, in 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $774,888, $577,827 and $11,353,215, respectively, at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 1, 2019

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets

Current Assets
Cash & cash equivalents	$193,807	$5,084
Accounts receivable	13,679	30,888
Marketable securities at fair value	1,458,848	2,029,340
Prepaids	4,195	5,256
Other current assets	4,732	7,373
Total current assets	1,675,261	2,077,941

Non-Current Assets
Investments at cost	-	136
Intangibles, net	332,689	-
Goodwill	142,924	-
Fixed assets, net	5,180	2,067
Total non-current assets	480,793	2,203

Total assets	$2,156,054	$2,080,144

Liabilities and Stockholders’ (Deficit) / Equity

Current Liabilities
Accounts payable and accrued liabilities	$149,269	$177,852
Accrued contingencies and penalties	-	5,000
Accounts payable and accrued liabilities - related parties	170,216	238,965
Income tax payable	-	2,832
Accrued interest	112,463	204,461
Notes payable	260,584	340,673
Fixed price convertible notes payable - net of discount of $130,423 and $5,389, respectively	1,757,617	401,161
Total current liabilities	2,450,149	1,370,944

Non-Current Liabilities
Payable for acquisition	283,732	-
Total non-current liabilities	283,732	-

Total liabilities	$2,733,881	$1,370,944

Commitments and contingencies (Note 15)

Stockholders’ (Deficit) / Equity

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,200,000 and 2,400,000 shares issued and outstanding, respectively.	3,200	2,400
Common stock: 950,000,000 shares authorized; $0.001 par value: 525,534,409 and 525,534,409 shares issued and outstanding, respectively.	525,534	525,534
Additional paid in capital	10,188,062	9,868,862
Accumulated deficit	(11,353,215)	(10,914,391)
Accumulated other comprehensive income	13,592	1,181,795
Total stockholders’ (deficit) / equity	(577,827)	709,200

Total liabilities and stockholders’ (deficit) / equity	$2,156,054	$2,080,144

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended,
	December 31, 2018	December 31, 2017

Revenue	$143,947	$224,526

General and administrative expenses	190,801	165,624
Compensation	759,815	1,125,582
Professional services	311,009	120,729
Depreciation	2,282	9,349
Amortization of intangibles	9,505	-
Bad debt expense	30,000	30,000
Total operating expenses	1,303,412	1,451,284

Loss from operations	$(1,159,465)	$(1,226,758)

Other income (expenses):
Interest expense	$(76,098)	$(39,952)
Amortization of debt discount	(120,505)	(125,512)
Gain on sale of subsidiary	-	23,052
(Loss) / gain on available for sale marketable securities, net	(501,334)	18,851
Impairment loss on investments at cost	-	(1,601,336)
Loss on conversion of notes into common stock	-	(642,542)
Gain / (loss) on extinguishment of debt and other liabilities	243,364	(113,148)
Other income	317	-
Exchange rate loss	(6,778)	(996)
Total other income (expenses)	(461,034)	(2,481,583)

Loss before income tax	$(1,620,499)	$(3,708,341)

Income tax expense	-	2,832

Net loss	$(1,620,499)	$(3,711,173)

Net loss per common share - basic & diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic & diluted	525,534,409	423,709,805

Comprehensive income / (loss):
Net loss	$(1,620,499)	$(3,711,173)
Unrealized fair value gain on available for sale marketable securities	-	1,181,675
Gain on foreign currency translation	13,472	120
Comprehensive loss	$(1,607,027)	$(2,529,378)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

‘Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the years ended December 31, 2018 and 2017

	Series “B”		Series “C”				Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance - December 31, 2016	45,000,000	$45,000	-	$-	374,475,775	$374,476	$8,197,449	$(7,203,218)	$-	$1,413,707

Series “C” convertible preferred stock issued as partial conversion of accrued salaries	-	-	2,400,000	2,400	-	-	669,600	-	-	672,000

Common stock issued as partial conversion of loan notes	-	-	-	-	151,058,634	151,058	953,059	-	-	1,104,117

Beneficial conversion feature recorded on loan notes	-	-	-	-	-	-	48,754	-	-	48,754

Net loss	-	-	-	-	-	-	-	(3,711,173)	-	(3,711,173)

Unrealized fair value gain on available for sale marketable securities	-	-	-	-	-	-	-	-	1,181,675	1,181,675

Gain on foreign currency translation	-	-	-	-	-	-	-	-	120	120

Balance - December 31, 2017	45,000,000	$45,000	2,400,000	$2,400	525,534,409	$525,534	$9,868,862	$(10,914,391)	$1,181,795	$709,200

Series “C” convertible preferred stock issued as partial conversion of accrued salaries	-	-	800,000	800	-	-	319,200	-	-	320,000

Net loss	-	-	-	-	-	-	-	(1,620,499)	-	(1,620,499)

Cumulative effect adjustment	-	-	-	-	-	-	-	1,181,675	(1,181,675)	-

Gain on foreign currency translation	-	-	-	-	-	-	-	-	13,472	13,472

Balance - December 31, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(11,353,215)	$13,592	$(577,827)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Consolidated Statements of Cash Flows

	December 31, 2018	December 31, 2017

Cash flows from operating activities
Net loss	$(1,620,499)	$(3,711,173)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,282	9,349
Amortization of intangibles	9,505	-
Stock compensation	160,000	432,000
Amortization of debt discount	120,505	125,512
Loss / (gain) on available for sale marketable securities, net	501,334	(18,851)
(Gain) / loss on extinguishment of debt and other liabilities	(243,364)	113,148
Other income	(317)	-
Loss on conversion of notes into common stock	-	642,541
Gain on sale of subsidiary	-	(23,052)
Impairment loss on investments at cost	-	1,601,336
Bad debt expense	30,000	30,000
Premium on stock settled debt	-	28,538

Changes in operating assets and liabilities:
Accounts receivable	(6,236)	(39,088)
Prepaids	1,061	30,532
Other current assets	2,641	870
Accounts payable and accrued liabilities	(43,594)	146,717
Accrued contingencies and penalties	(5,000)	(1,361)
Accounts payable and accrued liabilities - related parties	91,251	425,217
Income tax payable	(2,832)	2,832
Deferred revenue	-	(100,000)
Accrued interest	42,346	11,414

Net cash used in operating activities:	$(960,917)	$(293,519)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	(4,798)	(1,201)
Payment for business acquisition	(175,710)	-
Cash acquired in acquisition	4,743	-
Proceeds from sale of marketable securities	69,294	52,036

Net cash (used in) / provided by investing activities	$(106,471)	$50,835

Cash flows from financing activities:
Proceeds from loans - related parties	12,663	49,130
Repayment of loans - related parties	(12,663)	(49,130)
Proceeds from notes payable, net of debt issue cost	1,642,501	181,125
Repayment of notes payable	(399,087)	-

Net cash provided by financing activities	$1,243,414	$181,125

Net increase / (decrease) in cash	$176,026	$(61,559)

Effect of Exchange Rates on Cash	12,697	120

Cash at Beginning of Period	$5,084	$66,523

Cash at End of Period	$193,807	$5,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,191	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and interest converted into common stock	$-	$461,576
Debt discount and issuance costs recorded on notes payable	$-	$58,254
Accounts payable and accrued salaries settled in series “C” preferred stock	$160,000	$240,000
Transfer of investment from long term to short term	$136	$-
Liabilities transferred, net of assets sold in subsidiary sale	$-	$23,052
Non-cash assets acquired in acquisition	$7,169	$-
Non-cash portion allocated to intangibles acquired	$314,151	$-
Contingent consideration related to acquisition	$284,298	$-
Non-cash liabilities assumed in acquisition	$37,022	$-

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

On March 18, 2019, the Board of Directors of GEP Equity Holdings Limited decided to commence the process to formally and legally liquidate GE Professionals DMCC with an effective date of March 31, 2019.

The Company´s consolidated revenues are generated from business consulting services, employment placement services and by acting as broker for sale of Lump Sum or Single Premium Insurance Policies and/or the sale of Regular Premium Investment or Insurance Policies that are issued by third party insurance companies.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,620,499 and net cash used in operations of $960,917 for the year ended December 31, 2018; working capital deficit, stockholder’s deficit and accumulated deficit of $774,888, $577,827 and $11,353,215 as of December 31, 2018. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The ability for the Company to continue its operations is primarily dependent on management’s plans as follows:

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

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). Up to June 5, 2017, ARG also owned 100% shareholding of a subsidiary called Global Equity Partners Plc., which was sold on June 5, 2017 pursuant to a stock purchase and debt assumption agreement. GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (UK) from August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include accounts receivable and related revenues for our subsidiary, Cheshire Trafford, allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation period of fixed assets, valuation of fair value of assets acquired and liabilities assumed of acquired businesses, fair value of business purchase consideration, valuation allowance on deferred tax assets, derivative valuations and equity valuations for non-cash equity grants.

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

December 31, 2018 and 2017

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and 2017, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at December 31, 2018 and 2017. However, there were direct write offs of $30,000 and $30,000 during the year ended December 31, 2018 and 2017, respectively.

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

December 31, 2018 and 2017

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

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company recorded a permanent impairment of $1,601,336 during the year ended December 31, 2017. The Company did not record any such impairment during the year ended December 31, 2018.

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

The measurement period is the period from the date of acquisition to the date the group obtains complete information about facts and circumstances that existed as of the acquisition date, resulting in a final valuation, and is subject to a maximum of one year from acquisition date.

Goodwill and Other Intangible Assets

In accordance with ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. For the purpose of impairment testing, goodwill is allocated to each of the group’s reporting units expected to benefit from the synergies of the combination. Reporting units to which goodwill has been allocated are tested for impairment annually, or more frequently when there is an indication that the unit may be impaired. If the fair value of a reporting unit is less than its carrying amount, an impairment loss calculated as the amount by which the carrying value exceeds the fair value is recorded to goodwill but cannot exceed the goodwill amount. An impairment loss recognized for goodwill is not reversed in a subsequent period. On disposal of a subsidiary or the relevant reporting unit, the attributable amount of goodwill is included in the determination of the profit or loss on disposal.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The Company has generated its revenue by providing following services:

a)	Business consulting services including advisory services to various clients.
b)	Employment placement services.
c)	Earning commissions from insurance companies on insurance policy sales and renewals, which are based on a percentage of the insurance products sold.

Most of the Company´s business consultancy and advisory services contracts are based on a combination of both fixed fee arrangements and performance based or contingent arrangement. Our employment placement contracts are based on fixed fee arrangements only. In addition, the Company generates initial and trail commissions by acting as a broker of third party lump sum or single premium insurance policies and regular premium investment or insurance policies. Fees from clients for advisory and consulting services are dependent on the extent and value of the services provided. The Company recognizes revenue when the promised services are rendered to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services.

In fixed-fee billing arrangements, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. The Company sets the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenues under fixed fee billing arrangements using the input method, which is based on work completed to date versus the Company´s estimates of the total services to be provided under the engagement.

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

We receive consideration in the form of cash and/or securities. We measure securities received at fair value on the date of receipt. If securities are received in advance of completion of our services, the fair value will be recorded as deferred revenue and recognized as revenue as the services are completed.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

All revenues are generated from clients whose operations are based outside of the United States. For the years ended December 31, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	Location	December 31, 2018	December 31, 2017

SCL	United Kingdom	0%	4.45%
TLF	United Arab Emirates	0%	5.73%
VME	Oman	0%	1.92%
AGL	United Arab Emirates	0%	1.82%
SAC	United Kingdom / Norway	0%	44.54%
FAD	Saudi Arabia	0%	10.10%
FAT	United Arab Emirates	0%	1.89%
DUO	Sri Lanka	1.39%	1.69%
EEC	United Arab Emirates	20.35%	24.80%
OCS	Saudi Arabia / Thailand	11.15%	3.06%
GRL	United Kingdom	20.84%	0%
CT clients (see below)	United Kingdom	46.27%	0%
		100.00%	100.00%

For the post acquisition five months ended December 31, 2018, the Company had following concentrations of revenues regarding insurance brokerage business, which is 46.27% of the consolidated revenues of the Company:

Five months ended December 31, 2018

Initial advisory fees	30.06%
Ongoing advisory fees	10.57%
Renewal commissions	17.57%
Trail or recurring commissions	39.85%
Other revenue	1.95%
100.00%

At December 31, 2018 and 2017, the Company had the following concentrations of accounts receivables with customers:

Customer	December 31, 2018	December 31, 2017

EEC	0%	94.82%
DUO	0%	5.18%
OMI IRE	30.94%	0%
CLI	16.62%	0%
OMW	16.55%	0%
AJB	6.02%	0%
SW	5.41%	0%
OMI IOM	4.51%	0%
LIA	4.36%	0%
RL	3.36%	0%
Others	12.23%	0%
	100.00%	100.00%

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been completed. Following table illustrates the movement in deferred revenue during the year ended December 31, 2018 and 2017:

Balance, December 31, 2016	$200,000
New payments received during the year	-
Cash deferred revenue recognized as revenue during the year	(100,000)
Deferred revenue eliminated due to the stock purchase and debt assumption agreement (See Note 5)	(100,000)
Balance, December 31, 2017	$-
New payments received during the year	-
Cash deferred revenue recognized as revenue during the year	-
Balance, December 31, 2018	$-

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

December 31, 2018 and 2017

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

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill, which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent. The Act has caused the Company’s deferred income taxes to be revalued as of December 31, 2017. As changes in tax laws are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2018, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest related to income tax positions for the years ended December 31, 2018 and 2017. However, during the year ended December 31, 2017, we accrued $5,000 as a provision for late filing fee for 2014 IRS Form 5472 Tax Return. (See Note 9(B))

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for the 2016, 2017 and 2018 tax years.

The Company’s two subsidiaries, Global Equity Partners Plc. (sold and ceased to be a subsidiary on June 5, 2017) and GEP Equity Holdings Limited, were incorporated under the laws of the Republic of Seychelles (“Seychelles”). A company is only subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. None of these two subsidiaries did business in Seychelles for the years ended December 31, 2018 and 2017, and do not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2018 and 2017. All business activities were performed by GEP Equity Holdings Limited in Dubai for the years ended December 31, 2018 and 2017. Dubai does not have an income tax. Regarding UK subsidiaries, Argentum 47 Financial Management Limited, was incorporated under the laws of England and Wales on December 12, 2017. There was no business transacted from this subsidiary during the year ended December 31, 2018 and 2017 as it is just a holding company for UK subsidiaries, hence there is no income tax impact during the year ended December 31, 2018 and 2017. Cheshire Trafford UK Limited was acquired, through Argentum 47 Financial Management Limited, on August 1, 2018 and is subject to the laws of the United Kingdom. Under the Corporation Tax Act, 2010 as applicable in the United Kingdom, income tax is to be calculated based on 19% of the taxable income.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at December 31, 2018 and 2017, the Company had common stock equivalents of 94,401,975 and 45,828,807 common shares respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 9(F).

As at December 31, 2018 and 2017, the Company had common stock equivalents of 770,000,000 and 690,000,000 common shares respectively, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 11(A).

	Number of Common Shares
	December 31, 2018	December 31, 2017
Potential dilutive common stock
Convertible notes	94,401,975	45,828,807
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	320,000,000	240,000,000
Total potential dilutive common stock	864,401,475	735,828,807

Weighted average number of common shares – Basic	525,534,409
Weighted average number of common shares – Dilutive	1,389,936,384

As of December 31, 2018, diluted weighted average number of common shares exceeds total authorized common shares. However, 770,000,000 common shares would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock could not be any earlier than September 27, 2020.

Comprehensive Income / (Loss)

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from January 1, 2018 through December 31, 2018, includes only foreign currency translation gain, and is presented in the Company’s consolidated statements of operations and comprehensive income (loss). Pursuant to ASU 2016-01, the Company reclassified the opening balance of unrealized gain on available for sale marketable securities from other comprehensive income to retained earnings as a cumulative effect adjustment as at January 1, 2018.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the year ended December 31, 2018 and 2017 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain on available for sale marketable securities	Total
Balance, December 31, 2016	$-	$-	$-
Net current-period other comprehensive income	120	1,181,675	1,181,795
Balance, December 31, 2017	$120	$1,181,675	$1,181,795
Other comprehensive loss before reclassification	13,472	-	13,472
Amounts reclassified from accumulated other comprehensive income as a cumulative effect adjustment	-	(1,181,675)	(1,181,675)
Net current-period other comprehensive income	13,472	(1,181,675)	(1,168,203)
Balance, December 31, 2018	$13,592	$-	$13,592

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

The carrying amounts reported in the balance sheet for prepaid expenses, accounts receivable, accounts payable and accrued liabilities, accounts payable and accrued liabilities to related parties and loans payable to related parties, approximate fair value are based on the short-term nature of these instruments.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The following are the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2018	December 31, 2017
Level 1 – Marketable Securities – Recurring	$-	$2,029,340
Level 2 – Marketable Securities – Recurring	$1,458,848	$-
Level 3 – Non-Marketable Securities – Non-Recurring	$-	$136

Management analyzed the historical volume and also the variation in the price that the marketable securities were bought and sold at during the year 2018 and has concluded that the level 2 valuation regarding the fair value of the marketable securities should be $0.25 per share.

Marketable Securities — The Level 1 or Level 2 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on the defined parameters above.

Changes in Level 1 or Level 2 marketable securities measured at fair value for the years ended December 31, 2018 and 2017 were as follows:

Balance, December 31, 2016	$-
Securities transferred from long term investments valued at cost	880,850
Unrealized gains (losses) recorded during the year	1,181,675
Sales and settlements during the year	(33,185)
Balance, December 31, 2017	$2,029,340
Securities transferred from long term investments valued at cost	136
Sales and settlements during the year	(69,294)
Loss on available for sale marketable securities, net	(501,334)
Balance, December 31, 2018	$1,458,848

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Changes in Level 3 assets measured at fair value for the years ended December 31, 2018 and 2017 were as follows:

Balance, December 31, 2016	$3,085,322
Securities received for services during the year	-
Sales as part of stock purchase agreement (See Note 5)	(603,000)
Securities transferred to marketable securities	(880,850)
Impairment loss	(1,601,336)
Balance, December 31, 2017	136
Securities received for services during the period	-
Securities transferred to marketable securities	(136)
Impairment loss	-
Balance, December 31, 2018	$-

Recent Accounting Pronouncements

There are no new accounting pronouncements that we expect to have an impact on the Company’s financial statements except as follows:

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard must be applied using a modified retrospective approach for each period presented resulting potentially in a cumulative effect adjustment. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 5 – Sale of Subsidiary

On June 5, 2017, the Company completed a corporate divestiture by entering into a Stock Purchase and Debt Assumption Agreement with a non-affiliate individual, pursuant to which the Company sold 100% of the issued and outstanding common stock of its wholly-owned subsidiary, Global Equity Partners Plc. (“GEP”), to a citizen of the Republic of Thailand (acquirer). The consideration for the purchase of GEP by the acquirer was his assumption of all liabilities and indebtedness of GEP in the approximate amount of $626,052. No cash consideration was paid to the Company by the acquirer. Under the terms of the agreement, the acquirer also acquired portfolio of following investments in common shares of various companies owned by GEP:

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

Note 6 – Acquisition of Cheshire Trafford U.K. Limited

On August 1, 2018, the Company completed the acquisition of Cheshire Trafford (UK) Limited (“Cheshire Trafford”) pursuant to a Share Purchase Agreement dated as of August 1, 2018 and acquired 100% of the ordinary shares of Cheshire Trafford.

Cheshire Trafford acts as a broker for the sale of Lump Sum or Single Premium Insurance Policies and Regular Premium Investment or Insurance Policies that are issued by reputable third party insurance companies.

The Company acquired Cheshire Trafford to enter into the advisory business and meaningfully enhance the Company’s position in this industry. The Company has included the financial results of Cheshire Trafford in the consolidated financial statements from the date of acquisition. These results include approximately $66,613 in revenue and $30,242 in net loss.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The second and third installments could be reduced (but not increased) in the event that Cheshire Trafford’s trailing or recurring revenues are less than agreed recurring income target of GBP 144,185 during the 12 month period commencing on the Acquisition date, hence these two installments are treated as a contingent purchase consideration. Based on the historical data available regarding the recurring/trail revenues of Cheshire Trafford, Management believes that there is a 95% probability that Cheshire Trafford will achieve the recurring income target of GBP 144,185 during the 12 month period ending on July 31, 2019. Hence, the contingent purchase consideration is adjusted to take into account this probability factor.

In addition, to calculate the fair value of the contingent purchase consideration, our Management has discounted the remaining two installments of $341,084 to be paid, at a discount rate of 6% (our borrowing rate for the purpose of acquisitions) to arrive at the present value of $284,298 at the acquisition date. Total fair value of the purchase consideration is as follows:

Fair Value
Cash payment	$175,710
Fair value of contingent consideration	284,298
Total Fair Value of Purchase Consideration	$460,008

Below table depicts the allocation of fair value of the purchase consideration to the fair value of the net assets of Cheshire Trafford at the acquisition date:

Assets acquired	Fair Value
Cash	$4,743
Accounts receivable – net	6,555
Intangibles – customer list	342,194
Goodwill	142,924
Property and equipment, net	614
497,030
Liabilities assumed
Accounts payable and accrued liabilities	4,012
Due to director of Cheshire Trafford	33,010
(37,022)
Purchase consideration allocated	$460,008

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The excess of the purchase consideration over the fair value of assets acquired, net of liabilities assumed was initially recognized as the fair value of customer list intangible asset totaling to $485,118. Upon finalizing the fair value of customer list intangible based on the Multi Period Excess Earnings Model, Management believed that fair value of the customer list intangible asset amounted to $342,194 and the remaining $142,924 is recognized as goodwill as at December 31, 2018. This intangible asset will be amortized on a straight line basis over a life of 15 years which is the average service duration of a customer that has invested with Cheshire Trafford.

Estimated life of intangibles	15 years

Fair value of customer list intangible asset at date of acquisition	$485,118
Fair value adjustment at December 31, 2018	(142,924)
Adjusted fair value of customer list intangible asset at December 31, 2018	$342,194
Amortization charge for 5 months ended December 31, 2018	(9,505)
Net Book Value at December 31, 2018	$332,689

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the year ended December 31, 2018, acquisition and transaction related expenses primarily consisted of accountant fees of approximately $23,000 on account of acquisition audits and legal fees of $8,456 paid to attorneys in UK for finalization of share purchase agreements. These expenses are included in the Company’s consolidated statements of operations as professional services.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Cheshire Trafford had occurred as of the beginning of the following periods:

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
Net revenues	$240,153	$418,057
Net loss	$(1,633,243)	$(3,741,573)
Net loss per share	$(0.00)	$(0.01)

Unaudited pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Note 7 – Investments

A. Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value
Duo World Inc. (DUUO)	5,835,392	$1,458,848	3,382,233	$2,029,340
	5,835,392	$1,458,848	3,382,233	$2,029,340

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo World Inc. valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc. having the same cost basis of $136; no gain or loss was recorded on this conversion. (See Note 7(B))

On May 31, 2018, the Company received common stock dividend of 1,187,059 common shares of Duo World Inc. based on the stock split ratio of 4:5. There was no net accounting effect of the receipt of these shares.

On June 28, 2018, the Company sold 200 common shares of Duo World Inc. at $0.60 per share or $120.

During the quarter ended September 30, 2018, the Company sold 99,700 common shares of Duo World Inc. at various selling prices totaling to $69,174. At December 31, 2018, the Company revalued 5,835,392 common shares to their fair value of $0.25 per share, totaling $1,458,848. As a result of year end revaluation at December 31, 2018 and sale of common stock during the year ended December 31, 2018, the Company recorded a net loss on available for sale marketable securities of $501,334 into the consolidated statement of operations.

B. Investments at Cost

The Company, through its subsidiary GEP Equity Holdings Limited, holds following common equity securities in private and reporting companies as at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Primesite Developments Inc.	5,006,521	$-	5,006,521	$-	Private Company
Quartal Financial Solutions AG	2,271	-	2,271	-	Private Company
	5,008,792	$-	5,008,792	$-

The Company, through its subsidiary GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Company	No. of Shares	Book value	No. of Shares	Book value	Status
Duo World Inc.	-	$-	136,600	$136	Reporting Company – OTC
Primesite Developments Inc.	450,000	-	450,000	-	Private Company
	450,000	$-	586,600	$136

On June 5, 2017, the Company sold 10,700,000 common securities of different companies having a book value of $603,000 pursuant to the stock purchase and debt assumption agreement. (See Note 5). During the year ended December 31, 2017, the Company also reclassified one of its investments in common shares to marketable securities, a current asset, valued at fair value. (See Note 7 (A))

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

At December 31, 2017, out of prudence, management decided to fully impair the investment in common & preferred stock of Primesite Developments Inc. and common stock of Quartal Financial Solutions Inc. amounting to $1,181,971 and $419,365 respectively, because management of both companies has proven non-responsive during the entire third and fourth quarters of 2017.

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc., having the same cost basis of $136; no gain or loss was recorded on this conversion.

Note 8 – Fixed Assets

Following table reflects net book value of fixed assets as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017	Useful Life
Furniture and Equipment	$44,813	$40,016	3 to 5 years
Accumulated depreciation	(40,159)	(37,949)
Net book value of CT fixed assets (see below)	526	-	3 to 10 years
Net fixed assets	$5,180	$2,067

Depreciation expense for the years ended December 31, 2018 and 2017 was $2,282 and $9,349, respectively.

The following table reflects net book value of Cheshire Trafford’s fixed assets as of December 31, 2018:

	Furniture and fixtures	Computer equipment	Total
Cost
Balance as at August 1, 2018	$22,137	$16,107	$38,244
Translation rate differences	(607)	(441)	(1,048)
Balance as at December 31, 2018	$21,530	$15,666	$37,196

Accumulated depreciation
Balance as at August 1, 2018	$21,522	$16,107	$37,629
Depreciation charge for the period	72	-	72
Translation rate differences	(590)	(441)	(1,031)
Balance as at December 31, 2018	21,004	15,666	36,670
Net book value as at December 31, 2018	$526	$-	526

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 9 – Debt, Accounts Payable and Accrued Liabilities

(A) Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable and accrued liabilities as of December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Accrued salaries and benefits	$86,418	$113,770
Accounts payable and other accrued liabilities	62,851	64,082
	$149,269	$177,852

(B) Accrued Contingencies and Penalties

At December 31, 2017, the Company accrued $5,000 as a provision for late filing fee for 2014 IRS Form 5472 Tax Return. On January 19, 2018, the Company paid the entire outstanding penalty of $5,000 and the interest amounting to $390 to the IRS.

(C) Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Accrued salaries and benefits	$161,823	$233,869
Expenses payable	8,393	5,096
	$170,216	$238,965

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $240,000 to 2,400,000 series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.0028 per share or $672,000 at the date of issuance of preferred stock. Each of the preferred C preferred stock is convertible to 100 common shares, resulting in an equivalent 240,000,000 common stock having a fair value of $672,000, thereby recognizing additional stock based compensation of $432,000. (See Note 11 (A)). As a result of this conversion, the Company issued following series “C” preferred stock to its officers and directors:

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $160,000 to 800,000 Series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of preferred stock. Each share of the Series “C” preferred stock is convertible into 100 common shares, resulting in an equivalent 80,000,000 shares of common stock having a fair value of $320,000, thereby recognizing additional stock based compensation of $160,000. (See Note 11 (A)). As a result of this conversion, the Company issued following shares of Series “C” preferred stock to its officers and directors:

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

(D) Loans Payable – Related Parties

The Company received short-term loans from one of its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity as of December 31, 2018 and 2017:

Balance, December 31, 2016	$-
Proceeds from loans	49,130
Repayments	(49,130)
Balance, December 31, 2017	$-
Proceeds from loans	12,663
Repayments	(12,663)
Balance, December 31, 2018	$-

(E) Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Principal	Accrued Interest	Total
October 17, 2013 – EDEN	$319,598	$160,402	$480,000
November 26, 2013 – JSP	-	37,971	37,971
November 3, 2017 – MPD	21,075	5,269	26,344

Balance – December 31, 2017	$340,673	$203,642	$544,315

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2018:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	17,058	277,642

Balance – December 31, 2018	$260,584	$5,029	$315,613

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

●	On October 9, 2013, the Company secured a two-month loan for GBP 75,000 (equivalent to $120,420) with the understanding that the Company will issue 10,000 common restricted shares, issued to the lender on December 7, 2013, and also repay 35,000 GBP (equivalent to $56,196) in lieu of interest. As the principal and interest was not paid back to the lender on time, the Company compensated the lender with an additional 20,000 common restricted shares and for this the lender agreed to a five-month extension. This stock compensation was issued to the lender also on December 12, 2013. Total accrued interest as at December 31, 2016 was $106,196. The Company also accrued $184,656 provision for potential damages due to the litigation in the Dubai Courts as of December 31, 2016.

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

During the year ended December 31, 2018, the Company repaid three monthly payments totaling to $9,000 as per the addendum dated September 30, 2018 and the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $17,058 as of December 31, 2018.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

On February 23, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC for $167,500 dated August 25, 2016. See Note 9 (F).

During the year ended December 31, 2017, $1,667 of the debt issuance costs and $12,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Balance at December 31, 2016	$153,333
Amortization of OID and issuance costs during the year	14,167
Exchange of Note dated February 23, 2017 (See Note 9 (F))	(167,500)
Balance at December 31, 2017	$-

●	On October 13, 2016, the Company secured a six-month non-convertible loan for $135,000 carrying an original issue discount of $30,000. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

On April 13, 2017, after receipt of $135,000 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in a promissory note, initially issued by the Company to St. George Investments LLC amounting to $135,000 on October 13, 2016. See Note 9 (F)

During the year ended December 31, 2017, $2,917 of the debt issuance costs and $17,500 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Balance at December 31, 2016	$114,584
Amortization of OID and issuance costs during the year	20,416
Exchange of Note dated April 13, 2017 (See Note 9 (F))	(135,000)
Balance at December 31, 2017	$-

●	On December 6, 2016, the Company secured a six-month non-convertible loan for $167,500 carrying an original issue discount of $37,500. In addition, the company agreed to pay $5,000 to the note holder to cover their legal costs and the interest will not be accrued on the outstanding principal balance unless an event of default occurs.

On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC for $167,500 dated December 6, 2016. See Note 9 (F).

During the year ended December 31, 2017, $4,167 of the debt issuance costs and $31,250 of the debt discount balance was amortized to income statement, leaving an unamortized issue cost and discount balance of $0.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Balance at December 31, 2016	$132,083
Amortization of OID and issuance costs during the year	35,417
Exchange of Note dated June 5, 2017 (See Note 9 (F))	(167,500)
Balance at December 31, 2017	$-

●	On November 3, 2017, the Company secured from a private individual, a two-month non-convertible loan amounting to $16,000 GBP (equivalent to $21,075). The Company agreed to pay one-off interest amounting to GBP 4,000 (equivalent to $5,269) upon maturity of the loan.

During the year ended December 31, 2017, the Company recorded $5,269 as interest expense. Due to default in payment on due date, the Company recorded additional interest of $1,689 during the year ended December 31, 2018, making the total accrued interest balance of $6,958.

On January 19, 2018, the Company fully repaid principal loan amount of $21,075 and accrued interest of $6,958.

(F) Fixed Price Convertible Notes Payable

Following is the summary of all fixed price convertible notes, net of debt discount, including the accrued interest as at December 31, 2017:

Date of Note	Principal and premium	Discount	Principal, net of discount and premium	Accrued Interest	Total
July 1, 2016 - Mammoth Corp.	$-	$-	$-	$-	$-
February 6, 2017 – MPD	-	-	-	-	-
February 23, 2017 - Mammoth Corp.	-	-	-	-	-
April 13, 2017 - Mammoth Corp.	-	-	-	-	-
June 5, 2017 - Mammoth Corp.	248,737	-	248,737	-	248,737
August 9, 2017 - Mammoth Corp.	76,275	2,889	73,386	-	73,386
November 15, 2017 – Power up Lending	81,538	2,500	79,038	819	79,857

Balance, December 31, 2017	$406,550	$5,389	401,161	$819	$401,980

Following is the summary of all fixed price convertible notes, net of debt discount and debt issue cost, including the accrued interest as at December 31, 2018:

Date of Note	Principal	Discount	Principal, net of discount	Accrued Interest	Total
January 17, 2018 - Xantis PE Fund	$400,000	$1,500	$398,500	$23,277	$421,777
January 23, 2018 - William Marshal Plc.	100,000	-	100,000	5,819	105,819
June 8, 2018 - Xantis AION Sec Fund	735,000	50,824	684,176	25,010	709,186
October 10, 2018 - Xantis AION Sec Fund	653,040	78,099	574,941	3,328	578,269

Balance, December 31, 2018	$1,888,040	$130,423	$1,757,617	$57,434	$1,815,051

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

●	On July 1, 2016, after receipt of $148,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC for $148,500 dated April 28, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9-month convertible promissory note amounting to $163,350 dated July 1, 2016. The terms of this exchanged note were a one-time 10% increase in the principal loan of $14,850, increasing the principal sum from $148,500 to $163,350. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. The fair value of stock as on the date of exchange was $0.0197. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of the Company´s stock as on July 1, 2016. The Company accounted for the difference arising due to BCF amounting to $25,944 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated April 28, 2016 and $14,850 was further recognized as loss on debt extinguishment.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

●	On February 23, 2017, St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC in the amount of $167,500 dated August 25, 2016. See Note 9 (E). The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated February 23, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.017. Fair value of the Company stock as on the date of the note was $0.0179. This indicated a beneficial conversion feature (BCF) of the Note as the conversion price is lower than the fair value of the Company stock as on February 23, 2017. The Company accounted for the difference arising due to BCF amounting to $9,754 as a debt discount with a corresponding effect to additional paid in capital. Interest on unpaid principal balance shall not accrue during the term of the note unless an event of default occurs. The Company accounted for this exchange as a debt extinguishment of previous note dated August 25, 2016 and $16,750 was recognized as loss on debt extinguishment.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

●	On April 13, 2017, after receipt of $135,000 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC for $135,000 dated October 13, 2016. See Note 9 (E). The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $162,000 dated April 13, 2017. The terms of this exchanged note were a one-time 20% increase in the principal loan of $27,000, increasing the principal sum from $135,000 to $162,000. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of exchange was $0.0106. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on April 13, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated October 13, 2016 and $27,000 was recognized as loss on debt extinguishment.

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

●	On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC for $167,500 dated December 6, 2016. See Note 9 (E). The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated June 5, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of the note was $0.0071. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on June 5, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated December 6, 2016 and $16,750 was recognized as loss on debt extinguishment.

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

During the year ended December 31, 2018, the Company fully repaid the six installments of $54,168 each, thereby leaving an outstanding principal loan balance of $0 as on December 31, 2018.

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

During the year ended December 31, 2017, $3,611 of the debt discount balance was amortized to income statement. During the year ended December 31, 2018, $2,889 of the debt discount balance was amortized to income statement, leaving an unamortized discount balance of $0.

With the payments of all six installments of $54,168 each as per the amendment discussed in above paragraph, the Company first settled these payments against this convertible note in full amounting to $76,275, thereby leaving an outstanding principal loan balance of $0 as on December 31, 2018.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

On January 17, 2018, the Company received an initial tranche of funding from Xantis Private Equity Fund amounting to $400,000. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid a $36,000 cash commission, which is treated as debt issuance cost for this note. This particular Convertible Note issued to Xantis Private Equity Fund will mature on January 13, 2019, as January 12, 2018 was the date that the funds were effectively wired to the Company.

During the year ended December 31, 2018, $34,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $1,500. The Company further recorded $23,277 as interest expense during the year ended December 31, 2018 and the outstanding note balance amounted to $400,000 as of December 31, 2018.

Subsequent to the year ended December 31, 2018, on the maturity date of this note, $1,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $0. The company further recorded an interest expense of $723, making the total accrued interest balance to $24,000. On January 14, 2019, the Company issued 21,200,000 common shares to Xantis Private Equity at an agreed conversion price of $0.02 per share amounting to $424,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on January 14, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

On January 23, 2018, the Company received its first tranche of funding from William Marshal Plc. amounting to $100,000. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. This particular Convertible Note issued to William Marshal Plc. will mature on January 24, 2019.

During the year ended December 31, 2018, the company recorded $5,819 as interest expense and the outstanding note balance amounted to $100,000 as of December 31, 2018.

Subsequent to the year ended December 31, 2018, on the maturity date of this note, the company further recorded an interest expense of $181, making the total accrued interest balance to $6,000. On January 24, 2019, the Company issued 5,300,000 common shares to William Marshal Plc. at an agreed conversion price of $0.02 per share amounting to $106,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on January 24, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

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

On June 8, 2018, the Company received an initial tranche of funding from Xantis AION Securitization Fund amounting to $735,000. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid a $110,887 cash commission, which is treated as debt issuance costs for this note. This particular Convertible Note issued to Xantis AION Securitization Fund will mature on June 9, 2019.

During the year ended December 31, 2018, $60,064 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $50,824. The Company further recorded $25,010 as interest expense during the year ended December 31, 2018 and the outstanding note balance amounted to $735,000 as of December 31, 2018.

●	On October 10, 2018, the Company received second tranche of funding from Xantis AION Securitization Fund amounting to $653,040 pursuant to the funding agreement dated June 6, 2018. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid a $98,651 cash commission, which is treated as debt issuance costs for this note. This particular Convertible Note issued to Xantis AION Securitization Fund will mature on October 11, 2019.

During the year ended December 31, 2018, $20,552 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $78,099. The Company further recorded $3,328 as interest expense during the year ended December 31, 2018 and the outstanding note balance amounted to $653,040 as of December 31, 2018.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 10 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the US federal statutory rate of 35% in 2017 and 21% in 2018 as follows:

	2018	2017
Income Tax (benefit) provision at statutory rate:	$(338,309)	$(1,298,911)

Increase (decrease) in income tax due to:
Non-Taxable foreign earnings / losses	208,797	596,027
Amortization of debt discount	25,306	43,929
Impairment loss on investments at cost	-	560,468
Loss on conversion of notes	-	224,890
Gain on sale of subsidiary	-	(8,068)
Gain on sale of marketable securities	-	(6,598)
Unrealized loss on marketable securities	107,248	-
Other	(3,042)	-
Change in valuation allowance	-	(108,904)
Total	$-	$2,832

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Net deferred tax assets and liabilities are comprised of the following:

	2018	2017
Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss carry-forward	$-	$-
Valuation allowance	-	-
	$-	$-

Net deferred tax assets (liabilities)	$-	$-
Non-current assets (liabilities)	$-	$-
	$-	$-

The US parent entity´s expenses are funded by the foreign subsidiaries through a management fee, which is, included in the US parent´s unconsolidated US annual income tax return as taxable revenues.

The Company has not recorded deferred income taxes applicable to undistributed earnings of the foreign subsidiaries because there are cumulative losses in those subsidiaries through December 31, 2018. In the future, the Company does not intend to record deferred income taxes applicable to undistributed future earnings of the foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign subsidiaries.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

In assessing the realizability of deferred tax assets, management considers that whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2017, all of the valuation allowance provided as of December 31, 2016 amounting to $(108,904) was applied to the income tax computation for the year ended December 31, 2017 amounting to $111,736; thereby a provision for income tax of approximately $2,832 was provided in the accompanying consolidated financial statements as of December 31, 2017. There was no income tax liability for 2018 and no additional net operating loss carry-forwards.

At December 31, 2018, the Company had no net operating loss carry-forwards.

The Company has not incurred any foreign income taxes for the years ended December 31, 2018 and 2017. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for the 2016, 2017 and 2018 tax years.

Note 11 - Stockholders’ Equity

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

December 31, 2018 and 2017

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

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $240,000 to 2,400,000 series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.0028 per share or $672,000 at the date of issuance of preferred stock. (See Note 9(C))

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salary balances amounting to $160,000 into 800,000 shares of Series “C” Preferred Stock at par value of $0.001 per share, having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of such preferred stock. See Note 9(C).

(B) Common Stock

As at December 31, 2018 and 2017, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. As at December 31, 2018 and 2017, the Company had 525,534,409 shares of common stock issued and outstanding.

During the year ended December 31, 2018, the Company did not issue any new shares of common stock.

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

During the year ended December 31, 2017, the Company issued 151,058,634 common shares because of conversions of three convertible notes in following manner:

●	5,000,000 common shares were issued to Mammoth Corporation at a verbally agreed conversion price of $0.01 per share as a result of a partial conversion of a convertible note no. 1 amounting to $50,000 with the common shares valued at their fair value of $89,324 based on the quoted trading price. See Note 9(F)
●	6,178,560 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.0080925 per share as a result of a partial conversion of a convertible note no. 2 amounting to $50,000 with the common shares valued at their fair value of $90,305 based on the quoted trading price. See Note 9(F)
●	10,224,676 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.006565 per share as a result of a partial conversion of a convertible note no. 2 amounting to $67,125 with the common shares valued at their fair value of $133,652 based on the quoted trading price. See Note 9(F)
●	7,823,310 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00429 per share as a result of a partial conversion of a convertible note no. 2 amounting to $33,562 with the common shares valued at their fair value of $88,543 based on the quoted trading price. See Note 9(F)
●	9,388,252 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.003575 per share as a result of a partial conversion of a convertible note no. 2 amounting to $33,563 with the common shares valued at their fair value of $92,133 based on the quoted trading price. See Note 9(F)
●	10,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00234 per share as a result of a partial conversion of a convertible note no. 3 amounting to $23,400 with the common shares valued at their fair value of $54,795 based on the quoted trading price. See Note 9(F)
●	10,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00204 per share as a result of a partial conversion of a convertible note no. 3 amounting to $20,400 with the common shares valued at their fair value of $51,940 based on the quoted trading price. See Note 9(F)
●	20,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00169 per share as a result of a partial conversion of a convertible note no. 3 amounting to $33,800 with the common shares valued at their fair value of $102,533 based on the quoted trading price. See Note 9(F)
●	20,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.00108 per share as a result of a partial conversion of a convertible note no. 3 amounting to $21,600 with the common shares valued at their fair value of $59,820 based on the quoted trading price. See Note 9(F)
●	47,000,000 common shares were issued to Mammoth Corporation at an agreed conversion price of $0.0013362 per share as a result of a final conversion of a convertible note no. 3 amounting to $62,800 with the common shares valued at their fair value of $313,400 based on the quoted trading price. See Note 9(F)
●	5,443,836 common shares were issued to private lender at an agreed conversion price of $0.012 per share as a result of a conversion of a convertible note amounting to $65,326 with the common shares valued at their fair value of $27,764 based on the quoted trading price. See Note 9(F)

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 12 – Revenue

For the years ended December 31, 2018 and 2017, the Company recognized total revenues amounting to $143,947 and $224,526, respectively. After the implementation of the ASC 606, the Company´s management believes that the estimated transaction price has not changed based on a re-assessment of the expected probability of achieving the agreed-upon outcome for the Company´s performance based and contingent arrangements. Hence, during the year ended December 31, 2018, there were no revenues recorded related to the catch-up adjustment due to a change in the transaction price in the current period.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of December 31, 2018, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of December 31, 2018 and 2017.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of December 31, 2018 and 2017.

Note 13 – Pension Plan

The Company operates a defined “contribution pension plan” for its subsidiary in the United Kingdom, Cheshire Trafford UK Limited. Each participant need to complete a probation period before being included in the pension plan. The contributions payable to the company’s pension plan are charged to the consolidated statement of operations in the period to which they relate. We contributed a total of $2,069 to this pension plan during the post-acquisition five months’ period ended December 31, 2018.

Note 14 – Related Party Transactions

On September 26, 2017, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $240,000 to 2,400,000 series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.0028 per share or $672,000 at the date of issuance of preferred stock. This resulted in a stock based compensation expense of $432,000. (See Note 9(C))

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salary balances amounting to $160,000 into 800,000 shares of Series “C” Preferred Stock at par value of $0.001 per share, having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of such preferred stock. See Note 9(C).

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

At December 31, 2018 and 2017, there were accounts payable and accrued expenses due to related parties. (See Note 9(C & D)).

Note 15 – Commitments and contingencies

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

The plaintiff, the Able Foundation, was requesting a settlement of $411,272, which was the $226,616 owed by the Company at that time, and an additional $184,656 accrued in 2015 as a provision for potential damages (See Note 9(E)).

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

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of March 31, 2017, the Company was in dispute with a former client regarding certain payments that we made on behalf of this former client. On June 5, 2017, the underlying deferred revenue liability was transferred to the acquiring individual as part of the stock purchase and debt assumption agreement. See Note 5

Commitments

●	On August 1, 2018, the Company entered into a rent agreement for its UK office at Hull for a period of one year amounting to a rental of GBP 2,000 or $2,890 per month (from August 2018 until July 2019). Rent expense for the post acquisition five months ended December 31, 2018 was $14,448.

Total rent expense for the year ended December 31, 2018 for the Company including the above $14,448 was $37,041.

Note 16 – Segment information

During the year ended December 31, 2017, and for the period from January 1, 2018 to August 1, 2018, the Company operated in one reportable business segment consisting of management consultancy and employment placement services such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources and human resources placements. Since August 1, 2018, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. All goodwill in the accompanying consolidated balance sheets is assigned to the “Insurance Brokerage” segment.

Information with respect to these reportable business segments for the year ended December 31, 2018 and 2017 was as follows:

	For the year ended December 31,
	2018	2017
Revenues:
Consultancy	$77,334	$224,526
Insurance brokerage	66,613	-
	$143,947	$224,526
Depreciation and amortization:
Consultancy	$2,210	$9,349
Insurance brokerage	9,577	-
	$11,787	$9,349
Net loss:
Consultancy	$(1,590,257)	$(3,711,173)
Insurance brokerage	(30,242)	-
	$(1,620,499)	$(3,711,173)

	December 31, 2018	December 31, 2017
Identifiable long-lived tangible assets at December 31, 2018 and 2017 by segment:
Consultancy	$4,654	$2,067
Insurance brokerage	526	-
	$5,180	$2,067

Argentum 47, Inc. and Subsidiaries

(Formerly known as Global Equity International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 17 – Subsequent events

●	On January 14, 2019, the Company issued 21,200,000 common shares to Xantis Private Equity at an agreed conversion price of $0.02 per share amounting to $424,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on January 14, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

●	On January 24, 2019, the Company issued 5,300,000 common shares to William Marshal Plc. at an agreed conversion price of $0.02 per share amounting to $106,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on January 24, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

●	On March 6, 2019, the Company entered into agreement to appoint Global Alternative Administration SL (“GAA”) as an “Introducer Appointed Representative” of its subsidiary, Cheshire Trafford UK Limited (“CT”). The basic terms of the agreement were as follows: a) CT would be paid a standard fee of 1,200 GBP (1,531 USD) for all new clients introduced, b) CT would retain 50% of all net initial commissions, c) CT would retain 66.67% of all on-going trail or recurring commissions, d) GAA agreed to endeavor to write / introduce at least 2,000,000 GBP (2,552,042 USD) of new business per month and finally, e) the term of the agreement with GAA would be initially for 24 months and would be renewable.

●	On March 18, 2019, the Board of Directors of GEP Equity Holdings Limited decided to commence the process to formally and legally liquidate GE Professionals DMCC with an effective date of March 31, 2019. This decision was made due to the fact that our operations are now almost entirely based in the United Kingdom.

●	On March 18, 2019, as a result of deciding to liquidate GE Professionals DMCC, the Company also decided to discontinue its Human Resources and Placement business in Dubai.

Item 16.	Form 10-K Summary

The Company has opted out of including a summary of the information required by Form 10-K.

42

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

2*	Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc. (now known as Argentum 47, Inc.), Global Equity Partners Plc. and Stockholders of Global Equity Partners Plc.

3.1*	Articles of Incorporation

3.(i).2**	Certificate of Amendment to Articles of Incorporation, effective February 16, 2015.

3.(i).3***	Certificate of Amendment to Articles of Incorporation, effective August 14, 2015.

3.(i).4********	Certificate of Amendment to Articles of Incorporation, effective March 29, 2018.

3.2*	Bylaws

4.1****	Certificate of Designation of Series “B” Convertible Preferred Stock

4.2*****	Certificate of Designation of Series “C” Convertible Preferred Stock

10.1******	Employment Agreement dated September 1, 2016 between GEP Equity Holdings Limited and Peter J. Smith.

10.2******	Employment Agreement dated September 1, 2016 between GEP Equity Holdings Limited and Enzo Taddei.

14*	Code of Business Conduct and Ethics adopted on September 2, 2011

21*******	Subsidiaries

31.1*******	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*******	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*******	906 Certification of Principal Executive Officer

32.2*******	906 Certification of Principal Financial Officer

*	Incorporated by reference to the Company’s Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2015.

***	Incorporated by reference to the Company’s Form 8-K filed with the Commission on August 25, 2015.

****	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 14, 2016.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 20, 2017.

******	Incorporated by reference to the company’s Form 10-K filed with the Commission on March 23, 2017.

*******	Filed herewith.

********	Incorporated by reference to the Company´s Form 8-K filed with the Commission on March 30, 2018.

43

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Argentum 47, Inc.

Dated: April 1, 2019	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 1, 2019	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 1, 2019	By:	/s/ Enzo Taddei
Enzo Taddei
	Its:	Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

44