Form 10-Q
period 2019-03-31
ARGENTUM 47, INC.
filed 2019-05-10
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-54557

ARGENTUM 47, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Capital House, Main Street, Lelley, HU12 8SN Hull, United Kingdom.
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: +(44) 1482 891 591/ +1 (321) 200-0142

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2019, there were 552,034,409 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2019

(Unaudited)

Argentum 47, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash & cash equivalents	$12,272	$183,588
Accounts receivable	7,330	13,679
Marketable securities at fair value	787,778	1,458,848
Prepaids	2,081	2,221
	809,461	1,658,336
Assets of discontinued operations	5,282	16,925
Total current assets	814,743	1,675,261

Non-Current Assets
Intangibles, net	326,986	332,689
Goodwill	142,924	142,924
Fixed assets, net	5,044	5,180
Total non-current assets	474,954	480,793

Total assets	$1,289,697	$2,156,054

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$147,241	$69,735
Accounts payable and accrued liabilities - related parties	202,443	164,568
Loans payable - related parties	10,000	-
Accrued interest	97,903	112,463
Notes payable	260,584	260,584
Fixed price convertible notes payable - net of discount of $76,538 and $130,423, respectively	1,311,502	1,757,617
	2,029,673	2,364,967
Liabilities relating to discontinued operations	-	85,182
Total current liabilities	2,029,673	2,450,149

Non-Current Liabilities
Payable for acquisition	294,439	283,732
Total non-current liabilities	294,439	283,732

Total liabilities	$2,324,112	$2,733,881

Commitments and contingencies (Note 14)

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,200,000 and 3,200,000 shares issued and outstanding, respectively.	3,200	3,200
Common stock: 950,000,000 shares authorized; $0.001 par value: 552,034,409 and 525,534,409 shares issued and outstanding, respectively.	552,034	525,534
Additional paid in capital	10,691,562	10,188,062
Accumulated deficit	(12,328,702)	(11,353,215)
Accumulated other comprehensive income	2,491	13,592
Total stockholders’ deficit	(1,034,415)	(577,827)

Total liabilities and stockholders’ deficit	$1,289,697	$2,156,054

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2019 and March 31, 2018 (Unaudited)

	March 31, 2019	March 31, 2018

Revenue	$34,189	$30,800

General and administrative expenses	52,116	28,426
Compensation	121,191	117,000
Professional services	50,020	112,834
Depreciation	627	152
Amortization of intangibles	5,703	-
Total operating expenses	229,657	258,412

Loss from continuing operations	$(195,468)	$(227,612)

Other income (expenses):
Interest expense	$(25,863)	$(17,596)
Amortization of debt discount	(53,885)	(12,889)
(Loss) / gain on available for sale marketable securities, net	(671,070)	392,123
Gain on extinguishment of debt and other liabilities	-	28,538
Exchange rate gain / (loss)	4,437	(526)
Total other (expenses) / other income	(746,381)	389,650

Net (loss) / income from continuing operations	$(941,849)	$162,038

Discontinued operations (Note 6)
Net loss from operations of discontinued subsidiary (including loss due to fixed assets write off of $164 in the quarter ended March 31, 2019)	$(33,638)	$(40,089)

Net (loss) / income	$(975,487)	$121,949

Net (loss) / income per common share from continuing operations - basic	$(0.00)	$0.00
Net (loss) / income per common share from continuing operations - diluted	$(0.00)	$0.00

Net (loss) / income per common share from discontinued operations - basic	$(0.00)	$(0.00)
Net (loss) / income per common share from discontinued operations - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	547,323,298	525,534,409
Weighted average number of common shares outstanding - diluted	547,323,298	1,258,590,743

Comprehensive (loss) / income:
Net (loss) / income	$(975,487)	$121,949
(Loss) / gain on foreign currency translation	(11,101)	527
Comprehensive (loss) / income	$(986,588)	$122,476

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the three months ended March 31, 2019 and March 31, 2018 (Unaudited)

For the Three Months Ended March 31, 2018:

									Accumulated
	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2017	45,000,000	$45,000	2,400,000	$2,400	525,534,409	$525,534	$9,868,862	$(10,914,391)	$1,181,795	$709,200

Net income	-	-	-	-	-	-	-	121,949	-	121,949

Cumulative effect adjustment	-	-	-	-	-	-	-	1,181,675	(1,181,675)	-

Gain on foreign currency translation	-	-	-	-	-	-	-	-	527	527

Balance - March 31, 2018	45,000,000	$45,000	2,400,000	$2,400	525,534,409	$525,534	$9,868,862	$(9,610,767)	$647	$831,676

For the Three Months Ended March 31, 2019:

									Accumulated	Total
	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance - December 31, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(11,353,215)	$13,592	$(577,827)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	26,500,000	26,500	503,500	-	-	530,000

Net loss	-	-	-	-	-	-	-	(975,487)	-	(975,487)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(11,101)	(11,101)

Balance - March 31, 2019	45,000,000	$45,000	3,200,000	$3,200	552,034,409	$552,034	$10,691,562	$(12,328,702)	$2,491	$(1,034,415)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and March 31, 2018 (Unaudited)

	March 31, 2019	March 31, 2018

Cash flows from operating activities
Net (loss) / income	$(975,487)	$121,949

Adjustments to reconcile net (loss) / income from operations to net cash used in operating activities:
Depreciation	704	320
Amortization of intangibles	5,703	-
Amortization of debt discount	53,885	12,889
Loss / (gain) on available for sale marketable securities, net	671,070	(392,123)
Gain on extinguishment of debt and other liabilities	-	(33,823)
Loss due to fixed assets write off	164	-

Changes in operating assets and liabilities:
Accounts receivable	6,349	(9,340)
Prepaids	2,114	(18,436)
Other current assets	4,732	2,252
Assets of discontinued operations	(5,282)	-
Accounts payable and accrued liabilities	(2,028)	24,019
Accrued contingencies and penalties	-	(5,000)
Accounts payable and accrued liabilities - related parties	32,227	19,371
Accrued interest	25,863	405

Net cash used in operating activities:	$(179,986)	$(277,517)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	$(719)	$(3,949)

Net cash (used in) / provided by investing activities	$(719)	$(3,949)

Cash flows from financing activities:
Proceeds from loans - related parties	$40,000	$1,000
Repayment of loans - related parties	(30,000)	-
Proceeds from notes payable, net of debt issue cost	-	464,000
Repayment of notes payable	-	(182,411)

Net cash provided by financing activities	$10,000	$282,589

Net increase / (decrease) in cash	$(170,705)	$1,123

Effect of Exchange Rates on Cash	(10,830)	527

Cash at Beginning of Period	$193,807	$5,084

Cash at End of Period	$12,272	$6,734

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,000	$17,191

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted into common stock	$530,000	$-
Debt discount and issuance costs recorded on notes payable	$-	$36,000

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

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

On March 18, 2019, the Board of Directors of GEP Equity Holdings Limited decided to commence the process to formally and legally liquidate GE Professionals DMCC and its related employment placement services business with an effective date of March 31, 2019. This decision was made so to allow management of Argentum 47, Inc. to fully concentrate on the Company´s core businesses, Independent Financial Advisory and Business Consulting. Accordingly, GE Professionals DMCC has been presented as a discontinued operation for all periods presented in the accompanying unaudited consolidated financial statements and footnotes. (See Note 6)

The Company´s consolidated revenues from continuing operations, core businesses, are generated from business consulting services and by acting as broker for sale of Lump Sum or Single Premium Insurance Policies and/or the sale of Regular Premium Investment or Insurance Policies that are issued by third party insurance companies.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2018. The interim results for the period ended March 31, 2019 are not necessarily indicative of results for the full fiscal year.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $975,487 and net cash used in operations of $179,986 for the three months ended March 31, 2019; working capital deficit, stockholder’s deficit and accumulated deficit of $1,214,930, $1,034,415 and $12,328,702 as of March 31, 2019. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Consummating and executing all current engagements related to the business consulting division.
b)	Continually engaging with new clients via our business consulting division.
c)	Maximizing the already acquired Independent Financial Advisory firm´s revenues by way of servicing the current client base in the most professional manner possible.
d)	Organically growing the amount of funds under administration of the already acquired Independent Financial Advisory firm to new and higher levels.
e)	Continuing to receive fixed funding, via equity or debt, for acquisition, growth and working capital from parties that have already executed funding agreement with the Company.
f)	Continuing to negotiate new fixed funding via equity or debt, for further acquisitions, growth and working capital.
g)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). GE Professionals DMCC has been presented as a discontinued operation as of March 31, 2019 as the liquidation proceedings are currently under process. Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (U.K.) from August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include accounts receivable and related revenues for our subsidiary, Cheshire Trafford, allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation period of fixed assets, valuation of fair value of assets acquired and liabilities assumed of acquired businesses, fair value of business purchase consideration, valuation allowance on deferred tax assets, derivative valuations and equity valuations for non-cash equity grants.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at March 31, 2019 and December 31, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s discontinued Dubai subsidiary is the Arab Emirates Dirham (“AED”) and the functional currency of the Company’s U.K. subsidiaries is Great Britain Pounds (“GBP”). All foreign currency balances and transactions are translated into United States dollars (“$” and/or “USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the non-operating income or expenses of the statement of operations.

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

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any such impairment during the three months ended March 31, 2019 or March 31, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

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

Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. We adopted this standard by applying the optional transition method on the adoption date and did not adjust comparative periods. In addition, the Company elected the practical expedient to not reassess whether any expired contracts contained leases. Furthermore, the Company has elected to not apply the recognition standards of ASU 2016-02 to operating leases with effective terms of twelve months or less (“Short-Term Leases”). For Short-Term Leases, the Company recognizes lease payments on a straight-line basis over the lease term in the period in which the obligation for those payments is incurred. On the adoption date, all of the Company’s contracts containing leases were expired or were Short Term Leases. Accordingly, upon the adoption of ASU 2016-02, there was no cumulative effect adjustment.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Where applicable, the consideration for the acquisition includes amounts resulting from a contingent consideration arrangement, measured at its acquisition-date fair value. Subsequent changes in such fair values are adjusted against the cost of acquisition where they qualify as measurement period adjustments (see below). The subsequent accounting for changes in the fair value of the contingent consideration that do not qualify as measurement period adjustments depends on how the contingent consideration is classified. Contingent consideration that is classified as equity is not re-measured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is re-measured at subsequent reporting dates at fair value, with changes in fair value recognized in statement of operations.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Discontinued operations

Components of an entity divested or discontinued are recognized in the consolidated statements of operations until the date of divestment or discontinuation. For periods prior to the designation as discontinued operations, we reclassify the results of operations to discontinued operations. Gains or losses on divestment or winding up of subsidiaries are stated as the difference between the sales or disposal amount and the carrying amount of the net assets at the time of sale or winding up plus sales or winding up costs.

The assets and liabilities for business components meeting the criteria for discontinued operations are reclassified and presented separately as assets of discontinued operations and liabilities relating to discontinued operations in the accompanying consolidated balance sheet. The change in presentation for discontinued operations does not have any impact on our financial condition or results of operations. We combine the cash flows and assets and liabilities attributable to discontinued operations with the respective cash flows and assets and liabilities from continuing operations in the accompanying consolidated statement of cash flows.

Revenue Recognition

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), that affects the timing of when certain types of revenue will be recognized.

Revenue is recognized when the Company satisfies a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company´s overall pricing objectives, taking into consideration market conditions and other factors. Performance obligations in the Company´s contracts generally include general due diligence, assistance in designing client’s capitalization strategy, introductions to potential capital funding sources and arranging third party insurance policies.

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to separate performance obligations; and
5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates its revenue from continuing operations by providing following services:

a)	Business consulting services including advisory services to various clients.
b)	Earning commissions from insurance companies on insurance policy sales and renewals, which are based on a percentage of the insurance products sold.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

All revenues are generated from clients whose operations are based outside of the United States. For the three months ended March 31, 2019 and 2018, the Company had following concentrations of revenues regarding insurance brokerage business:

Customer	March 31, 2019	March 31, 2018
DUO	0%	2.01%
GRL	0%	75.42%
OCS	0%	22.57%
CT clients (see below)	100.00%	0%
	100.00%	100.00%

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

During the three months ended March 31, 2019, the Company had following concentrations of revenues regarding insurance brokerage business, which was 100% of the consolidated revenues of the Company:

March 31, 2019

Initial advisory fees	11.36%
Ongoing advisory fees	30.78%
Initial commissions	49.77%
Renewal commissions	0.58%
Trail or recurring commissions	6.58%
Other revenue	0.93%
100.00%

At March 31, 2019 and December 31, 2018, the Company had the following concentrations of accounts receivables with customers:

Customer	March 31, 2019	December 31, 2018
OMI IRE	0%	30.94%
CLI	31.79%	16.62%
OMW	11.95%	16.55%
Others having a concentration of less than 10%	56.26%	35.89%
	100.00%	100.00%

Share-based payments

Under ASC 718 “Compensation – Stock Compensation”, the Company recognizes all forms of share-based payments to employees, including stock option grants, warrants and restricted stock grants at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

On January 1, 2019, the Company adopted ASU 2018-07 “Compensation – Stock Compensation” whereby share based payment awards issued to non-employees will be treated the same as for employees. The guidance has been applied using the modified prospective method which may result in a cumulative effect adjustment to retained earnings on the adoption date. The adoption of ASU 2018-07 did not result in a cumulative effect adjustment.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at March 31, 2019 and December 31, 2018, the Company had common stock equivalents of 69,401,975 and 94,401,975 common shares respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 9(E).

As at March 31, 2019 and December 31, 2018, the Company had common stock equivalents of 770,000,000 common shares, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 10(A).

	Number of Common Shares
	March 31, 2019	December 31, 2018
Potential dilutive common stock
Convertible notes	69,401,975	94,401,975
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	320,000,000	320,000,000
Total potential dilutive common stock	839,401,975	864,401,475

Weighted average number of common shares – Basic	547,323,298	525,534,409
Weighted average number of common shares – Dilutive	1,386,725,273	1,389,936,384

As of March 31, 2019 and December 31, 2018, diluted weighted average number of common shares exceeds total authorized common shares. However, 770,000,000 common shares would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock could not be any earlier than September 27, 2020.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from January 1, 2018 through March 31, 2018 and from January 1, 2019 through March 31, 2019, includes only foreign currency translation gain / (loss), and is presented in the Company’s consolidated statements of comprehensive income. Pursuant to ASU 2016-01, the Company reclassified the opening balance of unrealized gain on available for sale marketable securities from other comprehensive income to retained earnings as a cumulative effect adjustment as at January 1, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended March 31, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain on available for sale marketable securities	Total
Balance, December 31, 2017	$120	$1,181,675	$1,181,795
Other comprehensive income before reclassification	527	-	527
Amounts reclassified from accumulated other comprehensive income as a cumulative effect adjustment	-	(1,181,675)	(1,181,675)
Net current-period other comprehensive income	527	(1,181,675)	(1,181,148)
Balance, March 31, 2018	$647	$-	$647

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended March 31, 2019 were as follows:

Balance, December 31, 2018	$13,592
Foreign currency translation adjustment for the period	(11,101)
Balance, March 31, 2019	$2,491

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

The Company measures its derivative liabilities and marketable securities at fair market value on a recurring basis and measures its non-marketable securities at fair value on a non-recurring basis. Consequently, the Company may have gains and losses reported in the statement of operations.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2019	December 31, 2018
Level 1 – Marketable Securities – Recurring	$787,778	$-
Level 2 – Marketable Securities – Recurring	$-	$1,458,848

Management analyzed the historical volume and the variation in the price that the marketable securities were bought and sold at during the year 2018 and three months ended March 31, 2019 and has concluded that the level 2 and level 1 valuation respectively, regarding the fair value of the marketable securities should be $0.25 per share as at December 31, 2018 and $0.135 per share as at March 31, 2019.

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 or Level 2 marketable securities measured at fair value for the three months ended March 31, 2019 were as follows:

Balance, December 31, 2018	$1,458,848
Sales and settlements during the period	-
Loss on available for sale marketable securities, net	(671,070)
Balance, March 31, 2018	$787,778

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Management believes that the fair value of its investment has been correctly measured, as the length of time that the stock has been less than cost is nominal.

Recent Accounting Pronouncements

There are no new accounting pronouncements that we expect to have an impact on the Company’s financial statements.

Note 5 – Acquisition of Cheshire Trafford (UK) Limited

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

The second and third installments could be reduced (but not increased) in the event that Cheshire Trafford’s trailing or recurring revenues are less than agreed recurring income target of GBP 144,185 during the 12-month period commencing on the Acquisition date, hence these two installments are treated as a contingent purchase consideration. Based on the historical data available regarding the recurring/trail revenues of Cheshire Trafford, Management believes that there is a 95% probability that Cheshire Trafford will achieve the recurring income target of GBP 144,185 during the 12-month period ending on July 31, 2019. Hence, the contingent purchase consideration is adjusted to take into account this probability factor.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Estimated life of intangibles	15 years

Fair value of customer list intangible asset at date of acquisition	$485,118
Fair value adjustment at December 31, 2018	(142,924)
Adjusted fair value of customer list intangible asset at December 31, 2018	$342,194
Amortization charge for 5 months ended December 31, 2018	(9,505)
Net Book Value at December 31, 2018	$332,689
Amortization charge for the period	(5,703)
Net Book Value at March 31, 2019	326,986

Note 6 – Discontinued Operations

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, in order to fully concentrate on its core business of Independent Financial Advisory services and consultancy business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” and discontinue the related employment placement services business. As a result, Dubai subsidiary operations for the three months ended March 31, 2019 and the comparative periods presented are treated as discontinued operations in the accompanying unaudited consolidated financial statements. The consolidated statements of operations only comprise the continuing operations. Net income from the discontinued operations is presented on a single line after the net income from the continuing operations.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Major classes of assets and liabilities from discontinued operations as at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Assets
Cash	$1,348	$10,219
Prepaids	-	1,974
Other current assets	3,934	4,732
Total Assets	$5,282	$16,925

Liabilities
Accounts payable and accrued liabilities	$-	$79,534
Accounts payable and accrued liabilities - related parties		5,648
Total Liabilities	$-	$85,182

Statement of Operations from discontinued operations for the three months ended March 31, 2019 and 2018 was as follows:

	March 31, 2019	March 31, 2018
Revenue	$-	$8,979
General and administrative expenses	$8,085	$18,406
Compensation expense	22,743	35,444
Professional services	2,382	-
Depreciation	77	168
Loss from discontinued operations	$(33,287)	$(45,039)
Other income (expenses)
Loss due to fixed assets write off	$(164)	$-
Gain on extinguishment of debt and other liabilities	-	5,285
Exchange rate loss	(187)	(335)
Total other (expenses) / income	$(351)	$4,950
Net loss from discontinued operations	$(33,638)	$(40,089)

Note 7 – Investments

A.	Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value
DUO	5,835,392	$787,778	5,835,392	$1,458,848
	5,835,392	$787,778	5,835,392	$1,458,848

At March 31, 2019, the Company revalued 5,835,392 common shares at their quoted market price of $0.135 per share, to $787,778; hence, recording a net loss on available for sale marketable securities of $671,070 into the statement of operations.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

B.	Investments at Cost

The Company, through its subsidiary GEP Equity Holdings Limited, holds following common equity securities in private and reporting companies as at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	5,006,521	$-	5,006,521	$-	Private Company
QFS	2,271	-	2,271	-	Private Company
	5,008,792	$-	5,008,792	$-

The Company, through its subsidiary GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	450,000	$-	450,000	$-	Private Company
	450,000	$-	450,000	$-

Note 8 – Fixed Assets

Following table reflects net book value of furniture and equipment as of March 31, 2019 and December 31, 2018:

Furniture and Equipment
Useful Life	3 to 10 years
Cost
Balance as at December 31, 2018	$82,010
Addition during the period	719
Cost write off – discontinued operations	(38,348)
Translation rate differences	824
Balance as at March 31, 2019	$45,205

Accumulated depreciation
Balance as at December 31, 2018	$76,830
Depreciation expense for the period – continuing operations	627
Depreciation expense for the period - discontinued operations	77
Accumulated depreciation write off – discontinued operations	(38,185)
Translation rate differences	812
Balance as at March 31, 2019	$40,161
Net book value as at March 31, 2019	$5,044
Net book value as at December 31, 2018	$5,180

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 9 – Debt, Accounts Payable and Accrued Liabilities

(A)	Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Accrued salaries and benefits	$72,826	$12,794
Accounts payable and other accrued liabilities	74,415	56,941
	$147,241	$69,735

(B)	Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Accrued salaries and benefits	$183,203	$156,175
Expenses payable	19,240	8,393
	$202,443	$164,568

(C)	Loans Payable – Related Parties

The Company received short-term loans from its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity during the three months ended March 31, 2019:

Balance, December 31, 2018	$-
Proceeds from loans	40,000
Repayments	(30,000)
Balance, March 31, 2019	$10,000

(D)	Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2018:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	17,058	277,642
Balance – December 31, 2018	$260,584	$55,029	$315,613

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at March 31, 2019:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	11,058	271,642
Balance – March 31, 2019	$260,584	$49,029	$309,613

●	On November 26, 2013, the Company secured from a private individual, a twelve-month fixed price convertible loan amounting to $450,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.5 per share. During the year ended December 31, 2014, the Company recorded a total accrued interest of $42,971 on this Note. On December 23, 2014, the Company fully repaid the principal note balance of $450,000 in cash and also paid $5,000 on account of accrued interest payment, thereby leaving an accrued and unchanged interest balance of $37,971 as of December 31, 2014.

●	On October 17, 2013, the Company secured a non-convertible three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of an investment we held then in a company called Direct Security Integration Inc. The shares used as a form of guarantee formed part of the assets of our Company at that time but are not considered an asset since the date we provided them to the lender as we were no longer in control of such shares.

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

During the year ended December 31, 2018, the Company repaid three monthly payments against accrued interest totaling to $9,000 as per the addendum dated September 30, 2018 and the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $17,058 as of December 31, 2018.

During the three months ended March 31, 2019, the Company repaid two monthly payments against accrued interest totaling to $6,000 as per the addendum dated September 30, 2018 and the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $11,058 as of March 31, 2019.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Following is the summary of all fixed price convertible notes, net of debt discount and debt issue cost, including the accrued interest as at March 31, 2019:

Date of Note	Principal	Discount	Principal, net of discount	Accrued Interest	Total
January 17, 2018 - Xantis PE Fund	$-	$-	$-	$-	$-
January 23, 2018 - William Marshal Plc.	-	-	-	-	-
June 8, 2018 - Xantis AION Sec Fund	735,000	23,102	711,898	35,884	747,882
October 10, 2018 - Xantis AION Sec Fund	653,040	53,436	599,604	12,990	612,594
Balance, March 31, 2019	$1,388,040	$76,538	$1,311,502	$48,874	$1,360,376

●	On January 12, 2018, the Company secured a 12-month fixed price convertible loan from Xantis Private Equity Fund (Luxembourg), for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note no earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days.

On January 17, 2018, the Company received an initial tranche of funding from Xantis Private Equity Fund amounting to $400,000. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid a $36,000 cash commission, which is treated as debt issuance cost for this note. This particular Convertible Note issued to Xantis Private Equity Fund matured on January 13, 2019, as January 12, 2018 was the date that the funds were effectively wired to the Company.

During the year ended December 31, 2018, $34,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $1,500. The Company further recorded $23,277 as interest expense during the year ended December 31, 2018 and the outstanding note balance amounted to $400,000 as of December 31, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

During the three months ended March 31, 2019, $1,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $0. The company further recorded an interest expense of $723, making the total accrued interest balance to $24,000. On January 14, 2019, the Company issued 21,200,000 common shares to the lender at an agreed conversion price of $0.02 per share amounting to $424,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on March 31, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

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

On January 23, 2018, the Company received its first tranche of funding from William Marshal Plc. amounting to $100,000. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. This particular Convertible Note issued to William Marshal Plc. matured on January 24, 2019.

During the year ended December 31, 2018, the Company recorded $5,819 as interest expense and the outstanding note balance amounted to $100,000 as of December 31, 2018.

During the three months ended March 31, 2019, the Company further recorded an interest expense of $181, making the total accrued interest balance to $6,000. On January 24, 2019, the Company issued 5,300,000 common shares to William Marshal Plc. at an agreed conversion price of $0.02 per share amounting to $106,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on March 31, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

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

During the three months ended March 31, 2019, $27,722 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $23,102. The Company further recorded $10,874 as interest expense during the three months ended March 31, 2019 and the outstanding note balance amounted to $735,000 as of March 31, 2019.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

During the three months ended March 31, 2019, $24,663 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of 53,436. The Company further recorded $9,662 as interest expense during the three months ended March 31, 2019 and the outstanding note balance amounted to $653,040 as of March 31, 2019.

Note 10 - Stockholders’ Equity (Deficit)

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

During the three months ended March 31, 2019, the Company did not issue any new preferred shares.

(B)	Common Stock

As at March 31, 2019 and December 31, 2018, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. As at March 31, 2019 and December 31, 2018, the Company had 552,034,409 and 525,534,409 shares of common stock issued and outstanding, respectively.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

During the three months ended March 31, 2019, the Company issued 26,500,000 common shares because of conversions of two convertible notes in following manner:

●	On January 14, 2019, the Company issued 21,200,000 common shares to Xantis Private Equity at an agreed contractual conversion price of $0.02 per share amounting to $424,000. See Note 9(E)
●	On January 24, 2019, the Company issued 5,300,000 common shares to William Marshal Plc. at an agreed contractual conversion price of $0.02 per share amounting to $106,000. See Note 9(E)

Note 11 – Revenue

For the three months ended March 31, 2019 and 2018, the Company recognized total revenues amounting to $34,189 and $39,779, respectively.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of March 31, 2019 and December 31, 2018, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2019 and December 31, 2018.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of March 31, 2019 and December 31, 2018.

Note 12 – Pension Plan

The Company operates a defined “contribution pension plan” for its subsidiary in the United Kingdom, Cheshire Trafford UK Limited. Each participant need to complete a probation period before being included in the pension plan. The contributions payable to the company’s pension plan are charged to the consolidated statement of operations in the period to which they relate. We contributed a total of $706 to this pension plan during the three months ended March 31, 2019.

Note 13 – Related Party Transactions

At March 31, 2019 and December 31, 2018, there were accounts payable, accrued liabilities and short-term loan due to related parties. (See Note 9(B & C)).

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 14 – Commitments and Contingencies

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

To date, the Dubai attorneys are in the process of transferring the entire court case to the new owner of Global Equity Partners Plc.

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. Other than as discussed above as of March 31, 2019, the Company is not involved in any such litigation or disputes

Commitments

●	On August 1, 2018, the Company entered into a rent agreement for its UK office at Hull for a period of one year amounting to a rental of GBP 2,000 or $2,890 per month (from August 2018 until July 2019). Rent expense for the three months ended March 31, 2019 was $8,670.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 15 – Segment Information

During the three months ended March 31, 2018, the Company operated in one reportable business segment consisting of management consultancy and employment placement services such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources and human resources placements. During the three months ended March 31, 2019 excluding discontinued operations, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. All goodwill in the accompanying unaudited consolidated balance sheets is assigned to the Insurance brokerage segment.

Information with respect to these reportable business segments for the three months ended March 31, 2019 and 2018 was as follows:

	For the three months ended March 31,
	2019	2018
Revenues from continuing operations:
Consultancy	$-	$30,800
Insurance brokerage	34,189	-
	$34,189	$30,800
Depreciation and amortization:
Consultancy	$585	$152
Insurance brokerage	5,745	-
	$6,330	$152
Net (loss) / income from continuing operations:
Consultancy	$(939,282)	$162,038
Insurance brokerage	(2,567)	-
	$(941,849)	$162,038

	March 31, 2019	December 31, 2018
Identifiable long-lived tangible assets at March 31, 2019 and December 31, 2018 by segment:
Consultancy	$4,549	$4,654
Insurance brokerage	495	526
	$5,044	$5,180

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

Our MD&A is comprised of the following sections:

A.	Critical accounting estimates and policies

B.	Business overview

C.	Results of operations for the three months ended March 31, 2019 and March 31, 2018

D.	Financial condition as at March 31, 2019 and December 31, 2018

E.	Liquidity and capital reserves

F.	Business development

A.	Critical Accounting Estimates and Policies:

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.

We believe that the critical accounting policies set forth in the accompanying consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting policies pertain to revenues recognition, valuation of investments, convertible notes and derivatives and stock based compensation.

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

On January 12, 2018, the Company secured a 12-month fixed price convertible loan from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately U.S. $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date, by issuing shares of common stock at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company received $100,000 under this loan which was converted to 5,300,000 common shares of the Company on January 24, 2019.

On March, 29, 2018, we changed our corporate name to Argentum 47, Inc.

On April 2, 2018, our trading symbol was changed from GEQU to ARGQ.

On May 30, 2018, the Isle of Man Financial Services Authority (FSA) approved the eventual change of control of an Isle of man based financial advisory firm albeit Management has decided not to acquire this Independent Financial Advisory firm as better and cheaper business propositions are currently in Management´s sights.

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

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, on March 18, 2019, in order to fully concentrate on its core business of Independent Financial Advisory services and Consultancy Business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” (with an effective date of March 31, 2019). As a result of this decision to liquidate the subsidiary, the Board of Directors also decided to discontinue its Human Resources and Placement business in Dubai.

Cheshire Trafford (UK) Limited (www.ctifa.com) was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company. Cheshire Trafford is a very well established and UK FCA regulated Independent Financial Advisory firm that offers a fully computerized investment management service, including advising on investments in Unit Trusts, Investment Bonds, Shares, Investment Trusts, Government Bonds and Individual Savings Accounts. In addition, Cheshire Trafford advises investors on various types of Pension contracts, including Personal Pensions, Executive Pensions, Small Self-Administered Plans, Pension Mortgages and many more.

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

C.	Results of operations for the three months ended March 31, 2019 and March 31, 2018:

The Company had revenues from continuing operations amounting to $34,189 and $30,800, for the three months ended March 31, 2019 and 2018, respectively.

	March 31, 2019	March 31, 2018	Changes

Revenue	$34,189	$30,800	$3,389
	$34,189	$30,800	$3,389

During the three months ended March 31, 2018, $30,800 was recognized as revenue from continuing operations for services rendered to different clients related to our consultancy business segment. During the three months ended March 31, 2019, we only generated our revenue from our insurance brokerage business segment amounting to $34,189.

For the three months ended March 31, 2019 and 2018, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2019	March 31, 2018

DUO	0%	2.01%
GRL	0%	75.42%
OCS	0%	22.57%
CT clients (see below)	100%	0%
	100%	100%

During the three months ended March 31, 2019, the Company had following concentrations of revenues regarding insurance brokerage business, which was 100% of the consolidated revenues of the Company:

March 31, 2019

Initial advisory fees	11.36%
Ongoing advisory fees	30.78%
Initial commissions	49.77%
Renewal commissions	0.58%
Trail or recurring commissions	6.58%
Other revenue	0.93%
100%

The total operating expenditures of continuing operations amounted to $229,657 and $258,412, for the three months ending on March 31, 2019 and 2018, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	March 31, 2019	March 31, 2018	Changes

General and administrative expenses	$52,116	$28,426	$23,690
Compensation	121,191	117,000	4,191
Professional services	50,020	112,834	(62,814)
Depreciation	627	152	475
Amortization of intangibles	5,703	-	5,703
Total operating expenses	$229,657	$258,412	$(28,755)

During the three months ended March 31, 2019, total operating expenses of continuing operations were reduced by $28,755 from the previous three months ending on March 31, 2018. The reason for this decrease is mainly due to the decrease in professional services during the current three months ending on March 31, 2019.

The loss from continuing operations for the three months ended March 31, 2019 and 2018, was $195,468 and $227,612, respectively.

The Company´s other income and (expenses) of continuing operations for the three months ended March 31, 2019 and 2018, were $(746,381) and $389,650, respectively.

	March 31, 2019	March 31, 2018	Changes
Interest expense	$(25,863)	$(17,596)	$(8,267)
Amortization of debt discount	(53,885)	(12,889)	(40,996)
(Loss) / gain on available for sale marketable securities, net	(671,070)	392,123	(1,063,193)
Gain on extinguishment of debt and other liabilities	-	28,538	(28,538)
Exchange rate gain / (loss)	4,437	(526)	4,963
Total other (expenses) / other income	$(746,381)	$389,650	$(1,136,031)

During the three months ended March 31, 2019, our total other expenses increased by $1,136,031 when compared to our total other income (expenses) for the three months ended March 31, 2018. This increase was mainly due to the fact that during first quarter of 2019, the Company recorded a net loss on available for sale marketable securities amounting to $671,070, but recorded a gain of $392,123 during the three months ended March 31, 2018.

The net (loss) / income from continuing operations for the three months ended March 31, 2019 and 2018 were $(941,849) and $162,038, respectively.

Net loss from discontinued operations for the three months ended March 31, 2019 and 2018 amounted to $33,638 and 40,089, respectively.

The comprehensive (loss) / income for the three months ended March 31, 2019 and 2018 amounted to $(986,588) and $122,476, respectively. The Company’s other comprehensive (loss) / income includes (loss) / gain recorded on foreign currency translation of $(11,101) and $527 for the three months ended March 31, 2019 and 2018, respectively.

	March 31, 2019	March 31, 2018
Comprehensive income (loss) / income:
Net (loss) / income	$(975,487)	$121,949
(Loss) / gain on foreign currency translation	(11,101)	527
Comprehensive (loss) / income	$(986,588)	$122,476

The Company had 552,034,409 and 525,534,409 common shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively. Basic weighted average number of common shares outstanding for the three months ended March 31, 2019 and 2018, was 547,323,298 and 525,534,409, respectively. Basic net (loss) / income per share for both periods was $(0.00) and $0.00, respectively. Diluted weighted average number of common shares outstanding for the three months ended March 31, 2018 was 1,258,590,743 and at March 31, 2019, there were 839,401,975 common stock equivalents that may dilute future earnings per share. Diluted net (loss) / income per share for both periods was $(0.00) and $0.00, respectively.

D.	Financial condition as at March 31, 2019 and December 31, 2018:

Assets:

The Company reported total assets of $1,289,697 and 2,156,054 as of March 31, 2019 and December 31, 2018, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $787,778 and $1,458,848 as at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, our non-current assets included fixed assets, intangibles and goodwill. Fixed assets were comprised of office equipment having a net book value of $5,044 and $5,180 as at March 31, 2019 and December 31, 2018, respectively. Intangibles of $326,986 included fair value of customer list that was recognized as part of the business combination. We also recorded goodwill of $142,924 as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired at the date of acquisition. Furthermore, our current assets at December 31, 2018 amounted to $1,675,261, and at March 31, 2019, these current assets amounted to $814,743 comprised of cash of $12,272, accounts receivable of $7,330, prepaid and other current assets of $2,081, assets of discontinued operations of $5,282 and marketable securities valued at fair value of $787,778.

Liabilities:

Our current liabilities at December 31, 2018 totaled $2,450,149. At March 31, 2019, the Company reported its current liabilities amounting to $2,029,673, which represents a decrease of 17%. This decrease was due to the fact that the Company converted two of its convertible debts into its common stock during the three months ended March 31, 2019. All of our current liabilities reported at March 31, 2019 mainly include third party debt which is due to various lenders, trade creditors and payables to related parties on account of accrued salaries and expenses.

Following is the summary of all third party notes, net of debt discount and debt issue costs, including the accrued interest as at December 31, 2018:

Date of Note	Total Debt	Remarks
October 17, 2013	$277,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
January 17, 2018	421,777	Fixed price convertible and non-collateralized
January 23, 2018	105,819	Fixed price convertible and non-collateralized
June 8, 2018	709,186	Fixed price convertible and non-collateralized
October 10, 2018	578,269	Fixed price convertible and non-collateralized
Balance, December 31, 2018	$2,130,664

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at March 31, 2019:

Date of Note	Total Debt	Remarks
October 17, 2013	$271,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
June 8, 2018	747,782	Fixed price convertible and non-collateralized
October 10, 2018	612,594	Fixed price convertible and non-collateralized
Balance, March 31, 2019	$1,669,989

The Company reported a long term liability of $294,439 and $283,732 as at March 31, 2019 and December 31, 2018, respectively on account of fair value of the contingent purchase consideration for the acquisition of Cheshire Trafford.

Stockholders’ Deficit:

At December 31, 2018, the Company had Stockholders´ Deficit of $577,827. At March 31, 2019, the Company had Stockholders´ Deficit of $1,034,415. We reported accumulated other comprehensive income of $2,491 and $13,592 as at March 31, 2019 and December 31, 2018, respectively.

The Company had 552,034,409 and 525,534,409 shares of common stock issued and outstanding at March 31, 2019 and December 31, 2018, respectively. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as at March 31, 2019 and December 31, 2018. The Company further had issued and outstanding 3,200,000 shares of Series “C” Convertible Preferred Stock as at March 31, 2019 and December 31, 2018.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $975,487 and net cash used in operations of $179,986 for the three months ended March 31, 2019; working capital deficit, stockholder’s deficit and accumulated deficit of $1,214,930, $1,034,415 and $12,328,702 as of March 31, 2019. It is management’s opinion that these factors constitute a risk and raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Consummating and executing all current engagements related to the business consulting division.
b)	Continually engaging with new clients via our business consulting division.
c)	Maximizing the already acquired Independent Financial Advisory firm´s revenues by way of servicing the current client base in the most professional manner possible.
d)	Organically growing the amount of funds under administration of the already acquired Independent Financial Advisory firm to new and higher levels.
e)	Continuing to receive fixed funding, via equity or debt, for acquisition, growth and working capital from parties that have already executed funding agreement with the Company.
f)	Continuing to negotiate new fixed funding via equity or debt, for further acquisitions, growth and working capital.
g)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.

In January of 2018, the Company secured two funding agreements, one with Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (approximately $2.68 million at the time) and another with William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for up to a further 2,000,000 Great Britain Pounds (approximately $2.68 million at the time). The Company has a unilateral right to pay each Note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $500,000 from Xantis Private Equity Fund and William Marshal Plc. During the three months ended March 31, 2019, these loans and accrued interest were converted into 26,500,000 shares of the Company’s common stock ($0.02 per shares as contractually agreed).

In June of 2018, the Company secured another funding agreement with Xantis AION Securitisation Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately U.S. $1.94 million at the time). The Company has a unilateral right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $1,388,040 from this agreement.

This aggregate funding received from Xantis Aion Securitisation Fund, $1,388,040, represents 68.39% of the Company’s current liabilities and it is important to note that this debt will be converted to shares of the Company’s common stock in June and October of 2019 as per the contractual agreements at a minimum of $0.02 per share.

The accounts payable and accrued liabilities due to related parties currently amount to $202,443. This particular debt represents a further 9.97% of the Company’s current liabilities and is primarily due to management. It is important to note that this related party debt can or may be condoned by management at any time, if required.

These obligatory conversions of debt into equity and the possibility of condoning the related party debt are both factors that will help towards mitigating the risks of not being able to continue operating as a Going Concern.

During 2018, the Company´s management decided to implement its inorganic growth plan hence commenced to target the acquisition of various licensed financial advisory firms with millions of Dollars funds under administration.

On August 1, 2018, the Company acquired its first financial advisory firm that currently administrates circa U.S. $39,000,000 and it intends to continue growing by way of acquiring more financial advisory firms when the correct opportunities arise.

During the latter part of 2018 and early 2019, the Company´s IFA business, Cheshire Trafford (UK) Limited, commenced leveraging its licenses in order to put in motion an aggressive marketing strategy with a view to significantly increase the business (funds under administration) and, by defect, the revenues. This was implemented at very little extra cost and will improve, over time, our current recurring and non-recurring revenues. The Company also started to market its IFA business as a United Kingdom fully licensed entity for various Appointed Representatives (“AR”) and also Introducer Appointed Representatives (“IAR”); hence, in late 2018, Aurum Wealth Management Limited was approved by the UK Financial Authority (“FCA”) as an AR of Cheshire Trafford and in early 2019, Global Alternative Administration (The Pension Admin Team) was appointed as an IAR to Cheshire Trafford. The Company has also completely revamped the website of our IFA business (www.ctifa.com) and started a UK radio campaign as part of the IFA Business´ marketing strategy.

Finally, any short fall in our projected operating revenues will be covered by:

●	The cash fees and commissions received by our subsidiary Cheshire Trafford UK Limited.
●	Receiving short term loans from one or more of our directors even though at the present time, we do not have verbal or written commitments from any of our directors to lend us money.
●	Continuing to receive capital funding from any of the lenders that have a contractual agreement in place with the Company.
●	Liquidating (selling), when necessary, part or all of our investments and/or Marketable Securities.

F.	Business Development:

Our specific plan of operations and milestones from May 2019 through April 2020 are as follows:

1.	CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the company´s shares on a recognized European Stock Exchange.

2.	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH MONEY UNDER ADMINISTRATION:

The Company intends to acquire more advisory firms with funds under administration during the next 12 months. Management has already targeted several of these firms for acquisition in the United Kingdom and also in South East Asia and is currently analyzing the firms on an individual basis to identify the best possible value proposition for the Company. Twelve individual companies are being thoroughly examined as of May 2019.

As the Company acquires more Financial Advisory firms, each book of business will be analyzed to achieve the maximum return and revenue from the client bank without affecting the client offering. In addition, certain cost savings will be managed into the budgets by using technology for the administration, looking for duplication of services and by managing the client and the funds under administration in a more efficient way.

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

We intend to continue to seek further funding under similar or better terms than the funding that we secured during 2018. We are currently negotiating terms with a new European based Regulated Fund for long term funding in excess of U.S. $10 million to accelerate our inorganic growth and acquisition plan with a view to consolidate our Company in the market place. However, we do not currently have a written agreement for this additional funding, but we do expect to finalize terms in the near future.

4.	CONTINUE TO DEVELOP AND GROW ALREADY ACQUIRED IFA BUSINESSES

By leveraging the licenses that we now own, we can significantly increase our business and revenues at very little extra cost and improve profitability. We intend to market the Company as a United Kingdom licensed entity for various Appointed Representatives (“AR”) and also Introducer Appointed Representatives (“IAR”). In 2018, Aurum Wealth Management Limited was approved by the UK Financial Authority (“FCA”) as an AR of Cheshire Trafford (UK) Limited and in early 2019, Global Alternative Administration (The Pension Admin Team) was appointed as an IAR to Cheshire Trafford (UK) Limited.

5.	EXPLORE A FULLY COMPLIANT EUROPEAN UNION (EU) MIFID II LICENSE

Having a European Union (EU) license will allow the Company to act in a role similar to an Appointed Representative (AR) for European Union wide brokerages. On October 1, 2018, the rules regarding financial services changed in Europe. There are over 10,000 entities and also individuals offering advice in Europe who now require a new license and we, through our subsidiary, Cheshire Trafford (UK) Limited, intend to thoroughly explore these new business opportunities.

6.	COMMENCE A TARGETED MARKETING PLAN

In the second quarter of our 2019 fiscal year, our United Kingdom regulated business, Cheshire Trafford (UK) Limited, will commence a direct marketing campaign within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign, the website and marketing of the Company will be refocused with a complete new image based around “Over 40 years of serving the community”. Two days per month in our office in the United Kingdom, we will offer free consultation to prospective clients that come and visit us, thus enabling us to potentially recruit them as new clients.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

SECURITIES ISSUED IN 2019

On January 14, 2019, the Company issued 21,200,000 common shares valued at a contractually agreed value of $0.02 per share or $424,000 to Xantis Aion Securisation Fund (as formally requested by Xantis Private Equity  Fund the Holder of the Note) upon conversion of a convertible promissory note and related accrued interest.

On January 24, 2019, the Company issued 5,300,000 common shares valued at a contractually agreed value of $0.02 per share or $106,000 to William Marshal Plc. upon conversion of a convertible promissory note and related accrued interest.

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

ARGENTUM 47, INC.

Date: May 10, 2019	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

