Form 10-Q
period 2019-06-30
ARGENTUM 47, INC.
filed 2019-08-13
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2019, there were 590,989,409 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2019

(Unaudited)

Argentum 47, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets

Current Assets
Cash & cash equivalents	$7,203	$183,588
Accounts receivable	7,925	13,679
Marketable securities at fair value	466,831	1,458,848
Prepaids	833	2,221
	482,792	1,658,336
Assets of discontinued operations	2,103	16,925
Total current assets	484,895	1,675,261

Non-Current Assets
Intangibles, net	321,283	332,689
Goodwill	142,924	142,924
Fixed assets, net	4,383	5,180
Total non-current assets	468,590	480,793

Total assets	$953,485	$2,156,054

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$147,343	$69,735
Accounts payable and accrued liabilities - related parties	323,946	164,568
Loans payable - related parties	46,878	-
Accrued interest	68,787	112,463
Notes payable	260,584	260,584
Fixed price convertible notes payable - net of discount of $28,774 and $130,423, respectively	624,266	1,757,617
	1,471,804	2,364,967
Liabilities relating to discontinued operations	-	85,182
Total current liabilities	1,471,804	2,450,149

Non-Current Liabilities
Payable for acquisition	291,005	283,732
Total non-current liabilities	291,005	283,732

Total liabilities	$1,762,809	$2,733,881

Commitments and contingencies (Note 14)

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,200,000 and 3,200,000 shares issued and outstanding, respectively.	3,200	3,200
Common stock: 950,000,000 shares authorized; $0.001 par value: 590,989,409 and 525,534,409 shares issued and outstanding, respectively.	590,989	525,534
Additional paid in capital	11,431,707	10,188,062
Accumulated deficit	(12,896,614)	(11,353,215)
Accumulated other comprehensive income	16,394	13,592
Total stockholders’ deficit	(809,324)	(577,827)

Total liabilities and stockholders’ deficit	$953,485	$2,156,054

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2019 and June 30, 2018 (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$28,844	$1,200	$63,033	$32,000

General and administrative expenses	40,192	18,707	92,309	47,131
Compensation	132,513	265,000	253,704	382,000
Professional services	19,909	46,791	69,928	159,625
Depreciation	648	503	1,274	655
Amortization of intangibles	5,703	-	11,406	-
Total operating expenses	198,965	331,001	428,621	589,411

Loss from continuing operations	$(170,121)	$(329,801)	$(365,588)	$(557,411)

Other income (expenses):
Interest expense	$(22,351)	$(10,258)	$(48,214)	$(27,855)
Amortization of debt discount	(47,764)	(13,620)	(101,649)	(26,509)
(Loss) / gain on available for sale marketable securities, net	(320,947)	1,139,576	(992,017)	1,531,699
Gain on extinguishment of debt and other liabilities	-	-	-	28,538
Exchange rate gain / (loss)	(5,495)	829	(1,058)	303
Total other (expenses) / other income	(396,557)	1,116,527	(1,142,938)	1,506,176

Net (loss) / income from continuing operations	$(566,678)	$786,726	$(1,508,526)	$948,765

Discontinued operations (Note 6)
Net loss from operations of discontinued subsidiary (including loss due to fixed assets write off of $164 in the six months ended June 30, 2019)	$(1,235)	$(21,545)	$(34,873)	$(61,632)

Net (loss) / income	$(567,913)	$765,181	$(1,543,399)	$887,133

Net (loss) / income per common share from continuing operations - basic	$(0.00)	$0.00	$(0.00)	$0.00
Net (loss) / income per common share from continuing operations - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Net loss per common share from discontinued operations - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share from discontinued operations - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	562,736,333	525,534,409	555,072,393	525,534,409
Weighted average number of common shares outstanding - diluted	562,736,333	1,357,284,409	555,072,393	1,357,284,409

Comprehensive (loss) / income:
Net (loss) / income	$(567,913)	$765,181	$(1,543,399)	$887,133
Gain / (loss) on foreign currency translation	13,903	(829)	2,802	(302)
Comprehensive (loss) / income	$(554,010)	$764,352	$(1,540,597)	$886,831

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the three and six months ended June 30, 2019 and June 30, 2018 (Unaudited)

For the Three Months Ended June 30, 2018:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance - March 31, 2018	45,000,000	$45,000	2,400,000	$2,400	525,534,409	$525,534	$9,868,862	$(9,610,767)	$647	$831,676

Series “C” convertible preferred stock issued as partial conversion of accrued salaries	-	-	800,000	800	-	-	319,199	-	-	319,999

Net income	-	-	-	-	-	-	-	765,181	-	765,181

Gain on foreign currency translation	-	-	-	-	-	-	-	3	(829)	(826)

Balance - June 30, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,061	$(8,845,583)	$(182)	$1,916,030

For the Three Months Ended June 30, 2019:
	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance - March 31, 2019	45,000,000	$45,000	3,200,000	$3,200	552,034,409	$552,034	$10,691,562	$(12,328,701)	$2,491	$(1,034,414)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	38,955,000	38,955	740,145	-	-	779,100

Net loss	-	-	-	-	-	-	-	(567,913)	-	(567,913)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	13,903	13,903

Balance - June 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,896,614)	$16,394	$(809,324)

For the Six Months Ended June 30, 2018:
	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance - December 31, 2017	45,000,000	$45,000	2,400,000	$2,400	525,534,409	$525,534	$9,868,862	$(10,914,391)	$1,181,795	$709,200

Series “C” convertible preferred stock issued as partial conversion of accrued salaries	-	-	800,000	800	-	-	319,199	-	-	319,999

Net income	-	-	-	-	-	-	-	887,133	-	887,133

Cumulative effect adjustment	-	-	-	-	-	-	-	1,181,675	(1,181,675)	-

Gain on foreign currency translation	-	-	-	-	-	-	-	-	(302)	(302)

Balance - June 30, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,061	$(8,845,583)	$(182)	$1,916,030

For the Six Months Ended June 30, 2019:
	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	/(Deficit)

Balance - December 31, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(11,353,215)	$13,592	$(577,827)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	65,455,000	65,455	1,243,645	-	-	1,309,100

Net loss	-	-	-	-	-	-	-	(1,543,399)	-	(1,543,399)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	2,802	2,802

Balance - June 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,896,614)	$16,394	$(809,324)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and June 30, 2018 (Unaudited)

	June 30, 2019	June 30, 2018

Cash flows from operating activities
Net (loss) / income	$(1,543,399)	$887,133

Adjustments to reconcile net (loss) / income from operations to net cash used in operating activities:
Depreciation	1,351	918
Amortization of intangibles	11,406	-
Amortization of debt discount	101,649	26,509
Loss / (gain) on available for sale marketable securities, net	992,017	(1,531,699)
Gain on extinguishment of debt and other liabilities	-	(33,823)
Loss due to fixed assets write off	164	-

Changes in operating assets and liabilities:
Accounts receivable	5,754	(30,400)
Prepaids	3,362	(1,016)
Other current assets	4,732	879
Assets of discontinued operations	(2,103)	-
Accounts payable and accrued liabilities	(1,926)	345,166
Accrued contingencies and penalties	-	(5,000)
Accounts payable and accrued liabilities - related parties	153,730	(121,904)
Accrued interest	37,697	10,664

Net cash used in operating activities:	$(235,566)	$(452,572)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	$(719)	$(4,798)
Proceeds from sale of marketable securities	-	120

Net cash used in investing activities	$(719)	$(4,678)

Cash flows from financing activities:
Proceeds from loans - related parties	$76,878	$1,663
Repayment of loans - related parties	(30,000)	(1,663)
Proceeds from notes payable, net of debt issue cost	-	1,088,112
Repayment of notes payable	-	(399,087)

Net cash provided by financing activities	$46,878	$689,025

Net (decrease) / increase in cash	$(189,407)	$231,775

Effect of Exchange Rates on Cash	2,803	(302)

Cash at Beginning of Period	$193,807	$5,084

Cash at End of Period	$7,203	$236,557

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,000	$17,191

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount and issuance costs recorded on notes payable	$-	$146,888
Accounts payable and accrued salaries settled in series “C” preferred stock	-	160,000
Notes payable and accrued interest converted into common stock	$1,309,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2018. The interim results for the period ended June 30, 2019 are not necessarily indicative of results for the full fiscal year.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,543,399 and net cash used in operations of $235,566 for the six months ended June 30, 2019; working capital deficit, stockholder’s deficit and accumulated deficit of $986,909, $809,324 and $12,896,614 as of June 30, 2019. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). GE Professionals DMCC has been presented as a discontinued operation as of June 30, 2019 as the liquidation proceedings are currently under process. Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (U.K.) from August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

June 30, 2019

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at June 30, 2019 and December 31, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any such impairment during the three and six months ended June 30, 2019 or June 30, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

June 30, 2019

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

June 30, 2019

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

June 30, 2019

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

All revenues are generated from clients whose operations are based outside of the United States. For the six months ended June 30, 2019 and 2018, the Company had following concentrations of revenues from continuing operations:

Customer	June 30, 2019	June 30, 2018

DUO	0%	6.25%
GRL	0%	93.75%
CT clients (see below)	100%	0%
	100%	100%

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

During the six months ended June 30, 2019, the Company had following concentrations of revenues regarding insurance brokerage business, which was 100% of the consolidated revenues of the Company:

June 30, 2019

Initial advisory fees	6.87%
Ongoing advisory fees	31.70%
Renewal commissions	7.52%
Trail or recurring commissions	52.83%
Other revenue	1.08%
100%

At June 30, 2019 and December 31, 2018, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2019	December 31, 2018

OMI IRE	0%	30.94%
CLI	29.51%	16.62%
OMW	24.60%	16.55%
RL	11.80%	0.00%
Others having a concentration of less than 10%	34.09%	35.89%
	100%	100%

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

June 30, 2019

(Unaudited)

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at June 30, 2019 and December 31, 2018, the Company had common stock equivalents of 32,651,975 and 94,401,975 common shares, respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 9(E).

As at June 30, 2019 and December 31, 2018, the Company had common stock equivalents of 770,000,000 common shares, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 10(A).

	Number of Common Shares
	June 30, 2019	December 31, 2018
Potential dilutive common stock
Convertible notes	32,651,975	94,401,975
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	320,000,000	320,000,000
Total potential dilutive common stock	802,651,975	864,401,475

Weighted average number of common shares – Basic	550,072,393	525,534,409
Weighted average number of common shares – Dilutive	1,357,724,368	1,389,936,384

As of June 30, 2019 and December 31, 2018, diluted weighted average number of common shares exceeds total authorized common shares. However, 770,000,000 common shares would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock could not be any earlier than September 27, 2020.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from January 1, 2018 through June 30, 2018 and from January 1, 2019 through June 30, 2019, includes only foreign currency translation gain / (loss), and is presented in the Company’s consolidated statements of comprehensive income. Pursuant to ASU 2016-01, the Company reclassified the opening balance of unrealized gain on available for sale marketable securities from other comprehensive income to retained earnings as a cumulative effect adjustment as at January 1, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended June 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain on available for sale marketable securities	Total
Balance, December 31, 2017	$120	$1,181,675	$1,181,795
Other comprehensive loss before reclassification	(302)	-	(302)
Amounts reclassified from accumulated other comprehensive income as a cumulative effect adjustment	-	(1,181,675)	(1,181,675)
Net current-period other comprehensive loss	(302)	(1,181,675)	(1,181,977)
Balance, June 30, 2018	$(182)	$-	$(182)

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended June 30, 2019 were as follows:

Balance, December 31, 2018	$13,592
Foreign currency translation adjustment for the period	2,802
Balance, June 30, 2019	$16,394

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

June 30, 2019

(Unaudited)

The Company measures its derivative liabilities and marketable securities at fair market value on a recurring basis and measures its non-marketable securities at fair value on a non-recurring basis. Consequently, the Company may have gains and losses reported in the statement of operations.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2019	December 31, 2018
Level 1 – Marketable Securities – Recurring	$466,831	$-
Level 2 – Marketable Securities – Recurring	$-	$1,458,848

Management analyzed the historical volume and the variation in the price that the marketable securities were bought and sold at during the year 2018 and six months ended June 30, 2019 and has concluded that the level 2 and level 1 valuation respectively, regarding the fair value of the marketable securities should be $0.25 per share as at December 31, 2018 and $0.08 per share as at June 30, 2019.

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 or Level 2 marketable securities measured at fair value for the six months ended June 30, 2019 were as follows:

Balance, December 31, 2018	$1,458,848
Sales and settlements during the period	-
Loss on available for sale marketable securities, net	(992,017)
Balance, June 30, 2018	$466,831

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Recent Accounting Pronouncements

There are no new accounting pronouncements that we expect to have an impact on the Company’s financial statements.

Note 5 – Acquisition of Cheshire Trafford (U.K.) Limited

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

The second and third installments could be reduced (but not increased) in the event that Cheshire Trafford’s trailing or recurring revenues are less than agreed recurring income target of GBP 144,185 during the 12-month period commencing on the Acquisition date; hence these two installments are treated as contingent purchase consideration. Based on the historical data available regarding the recurring/trail revenues of Cheshire Trafford, Management believes that there is a 95% probability that Cheshire Trafford will achieve the recurring income target of GBP 144,185 during the 12-month period ending on July 31, 2019. Hence, the contingent purchase consideration is adjusted to take into account this probability factor.

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

June 30, 2019

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

Estimated life of intangibles	15 years

Fair value of customer list intangible asset at date of acquisition	$485,118
Fair value adjustment at December 31, 2018	(142,924)
Adjusted fair value of customer list intangible asset at December 31, 2018	$342,194
Amortization charge for 5 months ended December 31, 2018	(9,505)
Net Book Value at December 31, 2018	$332,689
Amortization charge for the period	(11,406)
Net Book Value at June 30, 2019	321,283

Note 6 – Discontinued Operations

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, in order to fully concentrate on its core business of Independent Financial Advisory services and consultancy business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” and discontinue the related employment placement services business. As a result, Dubai subsidiary operations for the three and six months ended June 30, 2019 and the comparative periods presented are treated as discontinued operations in the accompanying unaudited consolidated financial statements. The consolidated statements of operations only comprise the continuing operations. Net income from the discontinued operations is presented on a single line after the net income from the continuing operations.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Major classes of assets and liabilities from discontinued operations as at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Assets
Cash	$-	$10,219
Prepaids	-	1,974
Other current assets	2,103	4,732
Total Assets	$2,103	$16,925

Liabilities
Accounts payable and accrued liabilities	$-	$79,534
Accounts payable and accrued liabilities - related parties	-	5,648
Total Liabilities	$-	$85,182

Statement of Operations from discontinued operations for the three months ended June 30, 2019 and 2018 was as follows:

	June 30, 2019	June 30, 2018
Revenue	$-	$29,288

General and administrative expenses	$1,235	$18,580
Compensation expense	-	31,948
Depreciation	-	95
Loss from discontinued operations	$(1,235)	$(21,336)
Other income (expenses)
Exchange rate loss	$-	$(209)
Total other (expenses) / income	$-	$(209)
Net loss from discontinued operations	$(1,235)	$(21,545)

Statement of Operations from discontinued operations for the six months ended June 30, 2019 and 2018 was as follows:

	June 30, 2019	June 30, 2018
Revenue	$-	$38,267

General and administrative expenses	$9,320	$36,986
Compensation expense	22,743	67,391
Professional services	2,382	-
Depreciation	77	263
Loss from discontinued operations	$(34,522)	$(66,374)
Other income (expenses)
Loss due to fixed assets write off	$(164)	$-
Gain on extinguishment of debt and other liabilities	-	5,286
Exchange rate loss	(187)	(544)
Total other (expenses) / income	$(351)	$4,742
Net loss from discontinued operations	$(34,873)	$(61,632)

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 7 – Investments

A.	Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at June 30, 2019 and December 31, 2018:

Company	June 30, 2019		December 31, 2018
	No. of Shares	Book value	No. of Shares	Book value
DUO	5,835,392	$466,831	5,835,392	$1,458,848
	5,835,392	$466,831	5,835,392	$1,458,848

At June 30, 2019, the Company revalued 5,835,392 common shares at their quoted market price of $0.08 per share, to $466,831; hence, recording a net loss on available for sale marketable securities of $992,017 into the statement of operations for the six months ended June 30, 2019.

B.	Investments at Cost

The Company, through its subsidiary GEP Equity Holdings Limited, holds the following common equity securities in private and reporting companies as at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	5,006,521	$-	5,006,521	$-	Private Company
QFS	2,271	-	2,271	-	Private Company
	5,008,792	$-	5,008,792	$-

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	450,000	$-	450,000	$-	Private Company
	450,000	$-	450,000	$-

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 8 – Fixed Assets

Following table reflects net book value of furniture and equipment as of June 30, 2019 and December 31, 2018:

Furniture and Equipment
Useful Life	3 to 10 years

Cost
Balance as at December 31, 2018	$82,010
Addition during the period	719
Cost write off – discontinued operations	(38,348)
Translation rate differences	(177)
Balance as at June 30, 2019	$44,204

Accumulated depreciation
Balance as at December 31, 2018	$76,830
Depreciation expense for the period – continuing operations	1,274
Depreciation expense for the period - discontinued operations	77
Accumulated depreciation write off – discontinued operations	(38,185)
Translation rate differences	(175)
Balance as at June 30, 2019	$39,821
Net book value as at June 30, 2019	$4,383
Net book value as at December 31, 2018	$5,180

Note 9 – Debt, Accounts Payable and Accrued Liabilities

(A)	Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31,2018
Accrued salaries and benefits	$73,087	$12,794
Accounts payable and other accrued liabilities	74,256	56,941
	$147,343	$69,735

(B)	Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Accrued salaries and benefits	$288,165	$156,175
Expenses payable	35,781	8,393
	$323,946	$164,568

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

(C)	Loans Payable – Related Parties

The Company received short-term loans from its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity during the six months ended June 30, 2019:

Balance, December 31, 2018	$-
Proceeds from loans	76,878
Repayments	(30,000)
Balance, June 30, 2019	$46,878

(D)	Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2018:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	17,058	277,642

Balance – December 31, 2018	$260,584	$55,029	$315,613

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at June 30, 2019:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	8,058	268,642

Balance – June 30, 2019	$260,584	$46,029	$306,613

●	On November 26, 2013, the Company secured from a private individual, a twelve-month fixed price convertible loan amounting to $450,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.5 per share. During the year ended December 31, 2014, the Company recorded a total accrued interest of $42,971 on this Note. On December 23, 2014, the Company fully repaid the principal note balance of $450,000 in cash and also paid $5,000 on account of accrued interest payment, thereby leaving an accrued and unchanged interest balance of $37,971 as of December 31, 2014.

●	On October 17, 2013, the Company secured a non-convertible three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of an investment we held then in a company called Direct Security Integration Inc. The shares used as a form of guarantee formed part of the assets of our Company at that time but are not considered an asset since the date we provided them to the lender as we were no longer in control of such shares.

On September 18, 2015, the Company and the note holder agreed to amend the previous terms of the agreement and both parties agreed on the new terms whereby the Company was now liable to pay $500,000 as full and final payment of the October 17, 2013 loan principal, accrued interest, and all other related penalties. This repayment will not accrue any further interest or penalties.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

On December 21, 2015, the Company repaid the first installment of the accrued interest amounting to $20,000, leaving the accrued interest balance of $160,402 and principal loan balance of $319,598 as on December 31, 2015.

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

During the six months ended June 30, 2019, the Company repaid three monthly payments against accrued interest totaling to $9,000 as per the addendum dated September 30, 2018 and the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $8,058 as of June 30, 2019.

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

Following is the summary of all fixed price convertible notes, net of debt discount and debt issue cost, including the accrued interest as at June 30, 2019:

Date of Note	Principal	Discount	Principal, net of discount	Accrued Interest	Total
January 17, 2018 - Xantis PE Fund	$-	$-	$-	$-	$-
January 23, 2018 - William Marshal Plc.	-	-	-	-	-
June 8, 2018 - Xantis AION Sec Fund	-	-	-	-	-
October 10, 2018 - Xantis AION Sec Fund	653,040	28,774	624,266	22,758	647,024

Balance, June 30, 2019	$653,040	$28,774	$624,266	$22,758	$647,024

●	On January 12, 2018, the Company secured a 12-month fixed price convertible loan from Xantis Private Equity Fund (Luxembourg), for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note no earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

During the six months ended June 30, 2019, $1,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $0. The Company further recorded an interest expense of $723, making the total accrued interest balance to $24,000. On January 14, 2019, the Company issued 21,200,000 common shares to the lender at an agreed conversion price of $0.02 per share amounting to $424,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on June 30, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

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

During the six months ended June 30, 2019, the company further recorded an interest expense of $181, making the total accrued interest balance to $6,000. On January 24, 2019, the Company issued 5,300,000 common shares to William Marshal Plc. at an agreed conversion price of $0.02 per share amounting to $106,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on June 30, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

On June 8, 2018, the Company received an initial tranche of funding from Xantis AION Securitization Fund amounting to $735,000. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid $110,887 cash commission, which is treated as debt issuance costs for this note. This particular Convertible Note issued to Xantis AION Securitization Fund will mature on June 9, 2019.

During the year ended December 31, 2018, $60,064 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $50,824. The Company further recorded $25,010 as interest expense during the year ended December 31, 2018 and the outstanding note balance amounted to $735,000 as of December 31, 2018.

During the six months ended June 30, 2019, $50,824 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $0. The company further recorded an interest expense of $19,090, making the total accrued interest balance to $44,100. On June 5, 2019, the Company issued 38,955,000 common shares to the lender at an agreed conversion price of $0.02 per share amounting to $779,100, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on June 30, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

●	On October 10, 2018, the Company received second tranche of funding from Xantis AION Securitization Fund amounting to $653,040 pursuant to the funding agreement dated June 6, 2018. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid $98,651 cash commission, which is treated as debt issuance costs for this note. This particular Convertible Note issued to Xantis AION Securitization Fund will mature on October 11, 2019.

During the year ended December 31, 2018, $20,552 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $78,099. The Company further recorded $3,328 as interest expense during the year ended December 31, 2018 and the outstanding note balance amounted to $653,040 as of December 31, 2018.

During the six months ended June 30, 2019, $49,325 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $28,774. The Company further recorded $19,430 as interest expense during the six months ended June 30, 2019 and the outstanding note balance amounted to $653,040 as of June 30, 2019.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

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

During the six months ended June 30, 2019, the Company did not issue any new preferred shares.

(B)	Common Stock

As at June 30, 2019 and December 31, 2018, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. As at June 30, 2019 and December 31, 2018, the Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2019, the Company issued 65,455,000 common shares because of conversions of three convertible notes and related accrued interest in following manner:

●	On January 14, 2019, the Company issued 21,200,000 common shares to Xantis Private Equity at an agreed contractual conversion price of $0.02 per share amounting to $424,000. See Note 9(E)

●	On January 24, 2019, the Company issued 5,300,000 common shares to William Marshal Plc. at an agreed contractual conversion price of $0.02 per share amounting to $106,000. See Note 9(E)

●	On June 5, 2019, the Company issued 38,955,000 common shares to Xantis AION Securitization Fund at an agreed contractual conversion price of $0.02 per share amounting to $779,100. See Note 9(E)

Note 11 – Revenue

For the six months ended June 30, 2019 and 2018, the Company recognized total revenues amounting to $63,033 and $32,000, respectively.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of June 30, 2019 and December 31, 2018, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2019 and December 31, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of June 30, 2019 and December 31, 2018.

Note 12 – Pension Plan

The Company operates a defined “contribution pension plan” for its subsidiary in the United Kingdom, Cheshire Trafford UK Limited. Each participant need to complete a probation period before being included in the pension plan. The contributions payable to the company’s pension plan are charged to the consolidated statement of operations in the period to which they relate. We contributed a total of $1,405 to this pension plan during the six months ended June 30, 2019.

Note 13 – Related Party Transactions

At June 30, 2019 and December 31, 2018, there were accounts payable, accrued liabilities and short-term loan due to related parties. (See Note 9(B & C)).

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

To date, the Dubai attorneys are in the process of transferring the entire court case to the new owner of Global Equity Partners Plc.

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of June 30, 2019, the Company is not involved in any such litigation or disputes other than as discussed above.

Commitments

●	On August 1, 2018, the Company entered into a rent agreement for its UK office at Hull for a period of one year amounting to a rental of GBP 2,000 or $2,890 per month (from August 2018 until July 2019). Rent expense for the six months ended June 30, 2019 was $17,390. This rental agreement expired on July 31, 2019 and was not renewed. The Company has sourced a new office to rent in the city of Hull (United Kingdom).

Note 15 – Segment Information

During the three and six months ended June 30, 2018, the Company operated in one reportable business segment consisting of management consultancy and employment placement services such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources and human resources placements. During the three and six months ended June 30, 2019 excluding discontinued operations, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. All goodwill in the accompanying unaudited consolidated balance sheets is assigned to the Insurance brokerage segment.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Information with respect to these reportable business segments for the three and six months ended June 30, 2019 and 2018 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Consultancy	$-	$1,200	$-	$32,000
Insurance brokerage	28,844	-	63,033	-
	$28,844	$1,200	$63,033	$32,000
Depreciation and amortization:
Consultancy	$606	$503	$1,189	$655
Insurance brokerage	5,745	-	11,491	-
	$6,351	$503	$12,680	$655
Net (loss) / income:
Consultancy	$(552,619)	$786,726	$(1,491,900)	$948,765
Insurance brokerage	(14,059)	-	(16,626)	-
	$(566,678)	$786,726	$(1,508,526)	$948,765

	June 30, 2019	December 31, 2018
Identifiable long-lived tangible assets at June 30, 2019 and December 31, 2018 by segment:
Consultancy	$3,944	$4,654
Insurance brokerage	439	526
	$4,383	$5,180

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

Our MD&A is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended June 30, 2019 and June 30, 2018

D. Results of operations for the six months ended June 30, 2019 and June 30, 2018

E. Financial condition as at June 30, 2019 and December 31, 2018

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

On June 6, 2018, the Company secured a 12-month fixed price convertible loan, from Xantis Aion Securitization Fund (Luxembourg), for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately $1,940,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at a conversion price equal to the greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $1,388,040 under this loan, of which $735,000 and related accrued interest was converted into 38,955,000 shares of the Company’s common stock on June 5, 2019.

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

Cheshire Trafford (U.K.) Limited (www.cheshire-trafford.co.uk) was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company. Cheshire Trafford is a very well established and UK FCA regulated Independent Financial Advisory firm that offers a fully computerized investment management service, including advising on investments in Unit Trusts, Investment Bonds, Shares, Investment Trusts, Government Bonds and Individual Savings Accounts. In addition, Cheshire Trafford advises investors on various types of Pension contracts, including Personal Pensions, Executive Pensions, Small Self-Administered Plans, Pension Mortgages and many more.

Cheshire Trafford acts as a broker for the sale of Lump Sum or Single Premium Insurance Policies and Regular Premium Investment or “Insurance” Policies that are issued by reputable third party insurance companies.

Cheshire Trafford currently has three full time employees, in excess of 700 clients and administers funds of approximately U.S.$44 million.

The funds that Cheshire Trafford currently has under administration are invested with well-known and reputable Investment Houses such as:

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

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of December 31, 2018, we had 525,534,409 shares of common stock issued and outstanding. As of June 30, 2019, we had 590,989,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of December 31, 2018, and June 30, 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of December 31, 2018, and June 30, 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,200,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,800,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

We provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We had an office in Dubai until March 31, 2019. Our current offices are located in the United Kingdom. We have affiliations with firms located in some of the world’s leading financial centers such as London, New York, Frankfurt and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

C.	Results of operations for the three months ended June 30, 2019 and June 30, 2018:

The Company had revenues from continuing operations amounting to $28,844 and $1,200, for the three months ended June 30, 2019 and 2018, respectively.

	June 30, 2019	June 30, 2018	Changes

Revenue from continuing operations	$28,844	$1,200	$27,644
	$28,844	$1,200	$27,644

During the three months ended June 30, 2018, $1,200 was recognized as revenue from continuing operations for services rendered to a client related to our consultancy business segment. During the three months ended June 30, 2019, we only generated our revenue from our insurance brokerage business segment amounting to $28,844.

For the three months ended June 30, 2019 and 2018, the Company had the following concentrations of revenues with customers from continuing operations:

Customer	Location	June 30, 2019	June 30, 2018

DUO	Sri Lanka	0%	100%
CT clients (see below)	United Kingdom	100%	0%
		100%	100%

During the three months ended June 30, 2019, the Company had the following concentrations of revenues regarding insurance brokerage business, which was 100% of the consolidated revenues of the Company:

June 30, 2019

Initial advisory fees	1.62%
Ongoing advisory fees	32.80%
Initial commissions	0.48%
Renewal commissions	8.62%
Trail or recurring commissions	56.48%
100%

The total operating expenditures of continuing operations amounted to $198,965 and $331,101, for the three months ended June 30, 2019 and 2018, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2019	June 30, 2018	Changes

General and administrative expenses	$40,192	$18,707	$21,485
Salaries and compensation	132,513	265,000	(132,487)
Professional services	19,909	46,791	(26,882)
Depreciation	648	503	145
Amortization of intangibles	5,703	-	5,703
Total operating expenses of continuing operations	$198,965	$331,101	$(132,036)

During the three months ended June 30, 2019, total operating expenses of continuing operations were reduced by $132,036 from the previous three months ending on June 30, 2018. This decrease is mainly due to the decrease in the compensation expenses during the three months ended June 30, 2018, all of the officers and directors received additional stock based compensation of $160,000 in the form of shares of Series “C: Preferred Stock in lieu of accrued salaries. There was no such stock based compensation given during the comparative period ended June 30, 2019.

The loss from continuing operations for the three months ended June 30, 2019 and 2018, was $170,121 and $329,801, respectively.

The Company´s other income and (expenses) of continuing operations for the three months ended June 30, 2019 and 2018, were $(396,557) and $1,116,527, respectively.

	June 30, 2019	June 30, 2018	Changes
Interest expense	$(22,351)	$(10,258)	$(12,093)
Amortization of debt discount	(47,764)	(13,620)	(34,144)
(Loss) / gain on available for sale marketable securities, net	(320,947)	1,139,576	(1,460,523)
Exchange rate (loss) / gain	(5,495)	829	(6,324)
Total other (expenses) / other income of continuing operations	$(396,557)	$1,116,527	$(1,513,084)

During the three months ended June 30, 2019, our total other expenses increased by $1,513,084 when compared to our total other income (expenses) for the three months ended June 30, 2018. This increase was mainly due to the fact that during the second quarter of 2019, the Company recorded a net loss on available for sale marketable securities amounting to $320,947, but recorded a gain of $1,139,576 during the three months ended June 30, 2018.

The net (loss) / income from continuing operations for the three months ended June 30, 2019 and 2018 were $(566,678) and $786,726, respectively.

Net loss from discontinued operations for the three months ended June 30, 2019 and 2018 amounted to $1,235 and $21,545, respectively.

The comprehensive (loss) / income for the three months ended June 30, 2019 and 2018 amounted to $(554,010) and $764,352, respectively. The Company’s other comprehensive (loss) / income includes gain / (loss) recorded on foreign currency translation of $13,903 and $(829) for the three months ended June 30, 2019 and 2018, respectively.

	June 30, 2019	June 30, 2018
Comprehensive income (loss) / income:
Net (loss) / income	$(567,913)	$765,181
Gain/ (loss) on foreign currency translation	13,903	(829)
Comprehensive (loss) / income	$(554,010)	$764,352

The Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding at June 30, 2019 and June 30, 2018, respectively. Basic weighted average number of common shares outstanding for the three months ended June 30, 2019 and 2018, was 562,736,333 and 525,534,409, respectively. Basic net (loss) / income per share from continuing operations for both periods was $(0.00) and $0.00, respectively. Diluted weighted average number of common shares outstanding for the three months ended June 30, 2018 was 1,357,284,409 and at June 30, 2019, there were 802,651,975 common stock equivalents that may dilute future earnings per share. Diluted net (loss) / income per share from continuing operations for both periods was $(0.00) and $0.00, respectively. Basic and diluted net loss per share from discontinuing operations for both periods was $(0.00) and $(0.00), respectively.

D.	Results of operations for the six months ended June 30, 2019 and June 30, 2018:

The Company had revenues from continuing operations amounting to $63,033 and $32,000, for the six months ended June 30, 2019 and 2018, respectively.

	June 30, 2019	June 30, 2018	Changes

Revenue from continuing operations	$63,033	$32,000	$31,033
	$63,033	$32,000	$31,033

During the six months ended June 30, 2018, $32,000 was recognized as revenue from continuing operations for services rendered to various clients related to our consultancy business segment. During the six months ended June 30, 2019, we only generated our revenue from our insurance brokerage business segment amounting to $63,033.

For the six months ended June 30, 2019 and 2018, the Company had the following concentrations of revenues with customers from continuing operations:

Customer	Location	June 30, 2019	June 30, 2018

DUO	Sri Lanka	0%	6.25%
GRL	United Kingdom	0%	93.75%
CT clients (see below)	United Kingdom	100%	0%
		100%	100%

During the six months ended June 30, 2019, the Company had the following concentrations of revenues regarding insurance brokerage business, which was 100% of the consolidated revenues of the Company:

June 30, 2019

Initial advisory fees	6.87%
Ongoing advisory fees	31.70%
Renewal commissions	7.52%
Trail or recurring commissions	52.83%
Other revenue	1.08%
100%

The total operating expenditures of continuing operations amounted to $428,621 and $589,411, for the six months ending on June 30, 2019 and 2018, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2019	June 30, 2018	Changes

General and administrative expenses	$92,309	$47,131	$45,178
Salaries and compensation	253,704	382,000	(128,296)
Professional services	69,928	159,625	(89,697)
Depreciation	1,274	655	619
Amortization of intangibles	11,406	-	11,406
Total operating expenses of continuing operations	$428,621	$589,411	$(160,790)

During the six months ended June 30, 2019, total operating expenses from continuing operations decreased by $160,790 from the comparative period ended June 30, 2018. The decrease is mainly due to a decrease in the compensation expense during the six months ended June 30, 2018 as all of the officers and directors received additional stock based compensation of $160,000 in the form of shares of Series “C” Preferred Stock in lieu of accrued salaries. There was no such stock based compensation given during the current period ended June 30, 2019.

The loss from continuing operations for the six months ended June 30, 2019 and 2018, was $365,588 and $557,411, respectively.

The Company´s other (expenses) and other income of continuing operations for the six months ended June 30, 2019 and 2018, were $(1,142,938) and $1,506,176, respectively.

	June 30, 2019	June 30, 2018	Changes
Interest expense	$(48,214)	$(27,855)	$(20,359)
Amortization of debt discount	(101,649)	(26,509)	(75,140)
Gain on available for sale marketable securities, net	(992,017)	1,531,699	(2,523,716)
Gain on extinguishment of debt and other liabilities	-	28,538	(28,538)
Exchange rate (loss) / gain	(1,058)	303	(1,361)
Total other (expenses) / other income of continuing operations	$(1,142,938)	$1,506,176	$(2,649,114)

During the six months ended June 30, 2019, our total other expenses increased by $2,649,114 when compared to our total other income (expenses) for the six months ended June 30, 2018. This increase was mainly due to the fact that during the six months ended June 30, 2019, the Company recorded a net loss on available for sale marketable securities amounting to $992,017, but recorded a gain of $1.531.699 during the six months ended June 30, 2018.

The net (loss) / income from continuing operations for the six months ended June 30, 2019 and 2018 were $(1,508,526) and $948,765, respectively.

Net loss from discontinued operations for the six months ended June 30, 2019 and 2018 amounted to $34,873 and $61,632, respectively.

The comprehensive (loss) / income for the six months ended June 30, 2019 and 2018 amounted to $(1,540,597) and $886,831, respectively. The Company’s other comprehensive (loss) / income includes gain / (loss) recorded on foreign currency translation of $2,802 and $(302) for the six months ended June 30, 2019 and 2018, respectively.

	June 30, 2019	June 30, 2018
Comprehensive income (loss) / income:
Net (loss) / income	$(1,543,399)	$887,133
Gain/ (loss) on foreign currency translation	2,802	(302)
Comprehensive (loss) / income	$(1,540,597)	$886,831

The Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding at June 30, 2019 and June 30, 2018, respectively. Basic weighted average number of common shares outstanding for the six months ended June 30, 2019 and 2018, was 555,072,393 and 525,534,409, respectively. Basic net (loss) / income per share from continuing operations for both periods was $(0.00) and $0.00, respectively. Diluted weighted average number of common shares outstanding for the six months ended June 30, 2018 was 1,357,284,409 and at June 30, 2019, there were 802,651,975 common stock equivalents that may dilute future earnings per share. Diluted net (loss) / income per share from continuing operations for both periods was $(0.00) and $0.00, respectively. Basic and diluted net loss per share from discontinuing operations for both periods was $(0.00) and $(0.00), respectively.

E.	Financial condition as at June 30, 2019 and December 31, 2018:

Assets:

The Company reported total assets of $953,485 and $2,156,054 as of June 30, 2019 and December 31, 2018, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $466,831 and $1,458,848 as at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, our non-current assets included fixed assets, intangibles and goodwill. Fixed assets were comprised of office equipment having a net book value of $4,383 and $5,180 as at June 30, 2019 and December 31, 2018, respectively. Intangibles of $321,283 included fair value of customer list that was recognized as part of the business combination. We also recorded goodwill of $142,924 as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired at the date of acquisition. Furthermore, our current assets at December 31, 2018 amounted to $1,675,261, and at June 30, 2019, these current assets amounted to $484,895 comprised of cash of $7,203, accounts receivable of $7,925, prepaid and other current assets of $833, assets of discontinued operations of $2,103 and marketable securities valued at fair value of $466,831.

Liabilities:

Our current liabilities at December 31, 2018 totaled $2,450,149. At June 30, 2019, the Company reported its current liabilities amounting to $1,471,804, which represents a decrease of 40%. This decrease was due to the fact that the Company converted three of its convertible debts into its common stock during the six months ended June 30, 2019. All of our current liabilities reported at June 30, 2019 mainly include third party debt which is due to various lenders, trade creditors and payables to related parties on account of accrued salaries and expenses.

Following is the summary of all third party notes, net of debt discount and debt issue costs, including the accrued interest as at December 31, 2018:

Date of Note	Total Debt	Remarks
November 26, 2013	$37,971	Non-convertible and non-collateralized
January 17, 2018	421,777	Fixed price convertible and non-collateralized
January 23, 2018	105,819	Fixed price convertible and non-collateralized
June 8, 2018	709,186	Fixed price convertible and non-collateralized
September 30, 2018	277,642	Non-convertible and non-collateralized
October 10, 2018	578,269	Fixed price convertible and non-collateralized
Balance, December 31, 2018	$2,130,664

Following is the summary of all third party notes, net of debt discount, including the accrued interest as at June 30, 2019:

Date of Note	Total Debt	Remarks
November 26, 2013	$37,971	Non-convertible and non-collateralized
September 30, 2018	268,642	Non-convertible and non-collateralized
October 10, 2018	647,024	Fixed price convertible and non-collateralized
Balance, June 30, 2019	$953,637

The Company reported a long term liability of $291,005 and $283,732 as at June 30, 2019 and December 31, 2018, respectively, on account of fair value of the contingent purchase consideration for the acquisition of Cheshire Trafford.

Stockholders’ Deficit:

At December 31, 2018, the Company had Stockholders´ Deficit of $577,827. At June 30, 2019, the Company had Stockholders´ Deficit of $809,324. We reported accumulated other comprehensive income of $16,394 and $13,592 as at June 30, 2019 and December 31, 2018, respectively.

The Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding at June 30, 2019 and December 31, 2018, respectively. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as at June 30, 2019 and December 31, 2018. The Company further had issued and outstanding 3,200,000 shares of Series “C” Convertible Preferred Stock as at June 30, 2019 and December 31, 2018.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,543,399 and net cash used in operations of $235,566 for the six months ended June 30, 2019; working capital deficit, stockholder’s deficit and accumulated deficit of $986,909, $809,324 and $12,896,614, respectively, as of June 30, 2019. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

In January of 2018, the Company secured two funding agreements, one with Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (approximately $2.68 million at the time) and another with William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for up to a further 2,000,000 Great Britain Pounds (approximately $2.68 million at the time). The Company has a unilateral right to pay each Note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $500,000 from Xantis Private Equity Fund and William Marshal Plc. During the six months ended June 30, 2019, these loans and accrued interest were converted into 26,500,000 shares of the Company’s common stock ($0.02 per shares as contractually agreed).

In June of 2018, the Company secured another funding agreement with Xantis AION Securitisation Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately U.S. $1.94 million at the time). The Company has a unilateral right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $1,388,040 under this loan, of which $735,000 and related accrued interest was converted into 38,955,000 shares of the Company’s common stock during the six months ended June 30, 2019.

The remaining funding received from Xantis Aion Securitisation Fund, $653,040, represents 44% of the Company’s current liabilities and it is important to note that this debt will be converted to shares of the Company’s common stock in October of 2019 as per the contractual agreements at a minimum of $0.02 per share.

The accounts payable and accrued liabilities due to related parties currently amount to $323,946. This particular debt represents a further 22% of the Company’s current liabilities and is primarily due to management. It is important to note that this related party debt can or may be condoned by management at any time, if required.

These obligatory conversions of debt into equity and the possibility of condoning the related party debt are both factors that will help towards mitigating the risks of not being able to continue operating as a Going Concern.

During 2018, the Company´s management decided to implement its inorganic growth plan hence commenced to target the acquisition of various licensed financial advisory firms with millions of U.S. Dollars of funds under administration.

On August 1, 2018, the Company acquired its first financial advisory firm that currently administrates approximately U.S. $44,000,000 and it intends to continue growing by way of acquiring more financial advisory firms when the correct opportunities arise.

During the latter part of 2018 and early 2019, the Company´s IFA business, Cheshire Trafford (U.K.) Limited, commenced leveraging its licenses in order to put in motion an aggressive marketing strategy with a view to significantly increase the business (funds under administration) and, by defect, the revenues. This was implemented at very little extra cost and will improve, over time, our current recurring and non-recurring revenues. The Company also started to market its IFA business as a United Kingdom fully licensed entity for various Appointed Representatives (“AR”) and also Introducer Appointed Representatives (“IAR”); hence, in late 2018, Aurum Wealth Management Limited was approved by the UK Financial Authority (“FCA”) as an AR of Cheshire Trafford and in early 2019, Global Alternative Administration (The Pension Admin Team) was appointed as an IAR to Cheshire Trafford. The Company has also completely revamped the website of our IFA business (www.ctifa.com) and started a UK radio campaign as part of the IFA Business´ marketing strategy.

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

Our specific plan of operations and milestones from August 2019 through July 2020 are as follows:

1.	CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the Creditum Limited´s shares on the London Stock Exchange (“LSE”). Management believes that this particular public listing should be fully executed and finalized by the end of Q3 2019 or early Q4 of 2019.

2.	SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION

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

3.	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH FUNDS UNDER ADMINISTRATION:

During the second quarter of 2019, management commenced certain negotiations to acquire 100% of an Independent Financial Advisory (IFA) firm based in London (United Kingdom). This particular targeted IFA currently has 136 Million GBP (approximately U.S.$169 Million) of Funds Under Administration and historical recurring revenues of a little more than One Million GBP (approximately U.S. $1.2 million). However, we do not currently have any written agreements as management is still in verbal negotiations with the owners of this IFA.

The Company intends to target and acquire more Independent Financial Advisory firms with funds under administration during the next 12 to 24 months.

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

By leveraging the licenses that we now own, we can significantly increase our business and revenues at very little extra cost and improve profitability. We intend to market the Company as a United Kingdom licensed entity for various Appointed Representatives (“AR”) and also Introducer Appointed Representatives (“IAR”). In 2018, Aurum Wealth Management Limited was approved by the U.K. Financial Authority (“FCA”) as an AR of Cheshire Trafford (U.K.) Limited and in early 2019, Global Alternative Administration (The Pension Admin Team) was appointed as an IAR to Cheshire Trafford (U.K.) Limited.

5.	EXPLORE A FULLY COMPLIANT EUROPEAN UNION (EU) MIFID II LICENSE

Having a European Union (EU) license will allow the Company to act in a role similar to an Appointed Representative (AR) for European Union wide brokerages. On October 1, 2018, the rules regarding financial services changed in Europe. There are over 10,000 entities and also individuals offering advice in Europe who now require a new license and we, through our subsidiary, Cheshire Trafford (U.K.) Limited, intend to thoroughly explore these new business opportunities.

6.	COMMENCE A TARGETED MARKETING PLAN

During the third quarter of our 2019 fiscal year, our United Kingdom regulated business, Cheshire Trafford (U.K.) Limited, will continue with the direct marketing campaign that commenced in the second quarter of 2019, within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign, the website and marketing of the Company will be refocused with a complete new image based around “Over 40 years of serving the community”. Two days per month in our office in the United Kingdom, we will offer free consultation to prospective clients that come and visit us, thus enabling us to potentially recruit them as new clients.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective June 9, 2019, the Company issued 38,955,000 shares of common stock to a lender at a conversion price of $0.02 per share to pay off $735,000 of principal and $44,100 in accrued interest due to the lender.

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

ARGENTUM 47, INC.

Date: August 13, 2019	/s/ Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

