Form 10-Q
period 2019-09-30
ARGENTUM 47, INC.
filed 2019-11-13
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-54557

ARGENTUM 47, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

34 St. Augustine´s Gate, Hedon, HU12 8EX, Hull, United Kingdom.
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
Emerging growth company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2019, there were 590,989,409 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2019

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – September 30, 2019 (unaudited) and December 31, 2018	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and September 30, 2018 (unaudited)	F-3

Consolidated Statements of Changes in Equity / (Deficit) for the three and nine months ended September 30, 2019 and September 30, 2018 (unaudited)	F-4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 (unaudited)	F-5

Notes to the Consolidated Financial Statements (unaudited)	F-6 – F-33

Argentum 47, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets

Current Assets
Cash & cash equivalents	$2,703	$183,588
Accounts receivable	7,278	13,679
Marketable securities at fair value	933,663	1,458,848
Prepaids	5,216	2,221
	948,860	1,658,336
Assets of discontinued operations	1,972	16,925
Total current assets	950,832	1,675,261

Non-Current Assets
Intangibles, net	315,579	332,689
Goodwill	142,924	142,924
Right-of-use leased asset	73,365	-
Fixed assets, net	4,256	5,180
Total non-current assets	536,124	480,793

Total assets	$1,486,956	$2,156,054

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$172,647	$69,735
Accounts payable and accrued liabilities - related parties	417,598	164,568
Loans payable - related parties	66,678	-
Short term payable for acquisition	149,041	-
Current portion of operating lease liability	12,400	-
Accrued interest	78,663	112,463
Notes payable	260,584	260,584
Fixed price convertible notes payable - net of discount of $4,111 and $130,423, respectively	648,929	1,757,617
	1,806,540	2,364,967
Liabilities relating to discontinued operations	-	85,182
Total current liabilities	1,806,540	2,450,149

Non-Current Liabilities
Long term payable for acquisition	137,018	283,732
Long term operating lease liability	60,965	-
Total non-current liabilities	197,983	283,732

Total liabilities	$2,004,523	$2,733,881

Commitments and contingencies (Note 14)

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,200,000 and 3,200,000 shares issued and outstanding, respectively.	3,200	3,200
Common stock: 950,000,000 shares authorized; $0.001 par value: 590,989,409 and 525,534,409 shares issued and outstanding, respectively.	590,989	525,534
Additional paid in capital	11,431,707	10,188,062
Accumulated deficit	(12,621,450)	(11,353,215)
Accumulated other comprehensive income	32,987	13,592
Total stockholders’ deficit	(517,567)	(577,827)

Total liabilities and stockholders’ deficit	$1,486,956	$2,156,054

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2019 and September 30, 2018 (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$23,549	$29,531	$86,582	$61,531

General and administrative expenses	60,946	38,053	153,255	85,185
Compensation	93,834	126,458	347,538	508,458
Professional services	8,071	94,833	77,999	254,458
Depreciation	656	579	1,930	1,234
Amortization of intangibles	5,704	5,390	17,110	5,390
Bad debt expense	-	30,000	-	30,000
Total operating expenses	169,211	295,313	597,832	884,725

Loss from continuing operations	$(145,662)	$(265,782)	$(511,250)	$(823,194)

Other income (expenses):
Interest expense	$(13,886)	$(18,677)	$(62,100)	$(46,532)
Amortization of debt discount	(24,663)	(36,722)	(126,312)	(63,231)
(Loss) / gain on available for sale marketable securities, net	466,832	884,663	(525,185)	2,416,362
Gain on extinguishment of debt and other liabilities	-	193,858	-	222,396
Exchange rate gain / (loss)	(7,325)	(1,303)	(8,383)	(1,000)
Total other (expenses) / other income	420,958	1,021,819	(721,980)	2,527,995

Net (loss) / income from continuing operations	$275,296	$756,037	$(1,233,230)	$1,704,801

Discontinued operations (Note 6)
Net loss from operations of discontinued subsidiary (including loss due to fixed assets write off of $164 in the nine months ended September 30, 2019)	$(132)	$(13,336)	$(35,005)	$(74,967)

Net (loss) / income	$275,164	$742,701	$(1,268,235)	$1,629,834

Net (loss) / income per common share from continuing operations - basic	$0.00	$0.00	$(0.00)	$0.00
Net (loss) / income per common share from continuing operations - diluted	$0.00	$0.00	$(0.00)	$0.00

Net loss per common share from discontinued operations - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share from discontinued operations - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	590,989,409	525,534,409	567,176,296	525,534,409
Weighted average number of common shares outstanding - diluted	1,393,641,384	1,357,284,409	567,176,296	1,357,284,409

Comprehensive (loss) / income:
Net (loss) / income	$275,164	$742,701	$(1,268,235)	$1,629,834
Gain on foreign currency translation	16,593	3,189	19,395	2,887
Comprehensive (loss) / income	$291,757	$745,890	$(1,248,840)	$1,632,721

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the three and nine months ended September 30, 2019 and September 30, 2018 (Unaudited)

For the Three Months Ended September 30, 2018:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity

Balance - June 30, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,061	$(8,845,583)	$(182)	$1,916,030

Net income	-	-	-	-	-	-	-	742,701	-	742,701

Gain on foreign currency translation	-	-	-	-	-	-	1	-	3,189	3,190

Balance - September 30, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(8,102,882)	$3,007	$2,661,921

For the Three Months Ended September 30, 2019:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity

Balance - June 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,896,614)	$16,394	$(809,324)

Net loss	-	-	-	-	-	-	-	275,164	-	275,164

(Loss) / gain on foreign currency translation	-	-	-	-	-	-	-	-	16,593	16,593

Balance - September 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,621,450)	$32,987	$(517,567)

For the Nine Months Ended September 30, 2018:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity

Balance - December 31, 2017	45,000,000	$45,000	2,400,000	$2,400	525,534,409	$525,534	$9,868,862	$(10,914,391)	$1,181,795	$709,200

Series “C” convertible preferred stock issued as partial conversion of accrued salaries	-	-	800,000	800	-	-	319,200	-	-	320,000

Net income	-	-	-	-	-	-	-	1,629,834	-	1,629,834

Cumulative effect adjustment	-	-	-	-	-	-	-	1,181,675	(1,181,675)	-

Gain on foreign currency translation	-	-	-	-	-	-	-	-	2,887	2,887

Balance - September 30, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(8,102,882)	$3,007	$2,661,921

For the Nine Months Ended September 30, 2019:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity / (Deficit)

Balance - December 31, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(11,353,215)	$13,592	$(577,827)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	65,455,000	65,455	1,243,645	-	-	1,309,100

Net loss	-	-	-	-	-	-	-	(1,268,235)	-	(1,268,235)

(Loss) / gain on foreign currency translation	-	-	-	-	-	-	-	-	19,395	19,395

Balance - September 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,621,450)	$32,987	$(517,567)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and September 30, 2018 (Unaudited)

	September 30, 2019	September 30, 2018

Cash flows from operating activities
Net (loss) / income	$(1,268,235)	$1,629,834

Adjustments to reconcile net (loss) / income from operations to net cash used in operating activities:
Depreciation	2,007	1,593
Amortization of intangibles	17,110	5,390
Amortization of debt discount	126,312	63,231
Loss / (gain) on available for sale marketable securities, net	525,185	(2,416,362)
Gain on extinguishment of debt and other liabilities	-	(241,713)
Loss due to fixed assets write off	164	-
Bad debt expense	-	30,000

Changes in operating assets and liabilities:
Accounts receivable	6,401	(10,328)
Prepaids	(1,021)	183
Other current assets	4,732	1,049
Assets of discontinued operations	(1,972)	-
Accounts payable and accrued liabilities	23,378	36,396
Accrued contingencies and penalties	-	(5,000)
Accounts payable and accrued liabilities - related parties	247,382	294,255
Accrued interest	42,627	29,341

Net cash used in operating activities:	$(275,930)	$(582,131)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	$(1,282)	$(4,798)
Payment for business acquisition	-	(175,710)
Cash acquired in acquisition	-	4,743
Proceeds from sale of marketable securities	-	69,294

Net cash used in investing activities	$(1,282)	$(106,471)

Cash flows from financing activities:
Proceeds from loans - related parties	$96,678	$12,663
Repayment of loans - related parties	(30,000)	(12,663)
Proceeds from notes payable, net of debt issue cost	-	1,088,112
Repayment of notes payable	-	(399,087)

Net cash provided by financing activities	$66,678	$689,025

Net (decrease) / increase in cash	$(210,534)	$423

Effect of Exchange Rates on Cash	19,430	703

Cash at Beginning of Period	$193,807	$5,084

Cash at End of Period	$2,703	$6,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,000	$17,191

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted into common stock	$1,309,100	$-
Debt discount and issuance costs recorded on notes payable	$-	$146,888
Accounts payable and accrued salaries settled in series “C” preferred stock	$-	$160,000
Liabilities assumed in acquisition	$-	$37,022
Less: Assets acquired in acquisition	-	11,912
Net liabilities assumed	-	25,110
Fair value of purchase price	-	460,008
Increase in intangible	$-	$485,118

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2018. The interim results for the period ended September 30, 2019 are not necessarily indicative of results for the full fiscal year.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,268,235 and net cash used in operations of $275,930 for the nine months ended September 30, 2019; working capital deficit, stockholder’s deficit and accumulated deficit of $855,708, $517,567 and $12,621,450 as of September 30, 2019. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). GE Professionals DMCC has been presented as a discontinued operation as of September 30, 2019 as the liquidation proceedings are currently under process. Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (U.K.) from August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

September 30, 2019

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at September 30, 2019 and December 31, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any such impairment during the three and nine months ended September 30, 2019 or September 30, 2018.

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

September 30, 2019

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

September 30, 2019

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

September 30, 2019

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

All revenues are generated from clients whose operations are based outside of the United States. For the nine months ended September 30, 2019 and 2018, the Company had following concentrations of revenues from continuing operations:

Customer	September 30, 2019	September 30, 2018

DUO	0%	1.87%
EEC	0%	27.41%
GRL	0%	28.08%
OCS	0%	15.01%
CT clients (see below)	100%	27.63%
	100%	100%

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

During the nine months ended September 30, 2019 and post-acquisition two months ended September 30, 2018, the Company had following concentrations of revenues regarding insurance brokerage business, which was 100% and 27.63% of the consolidated revenues of the Company, respectively:

	Nine months ended September 30, 2019	Two months ended September 30, 2018

Initial advisory fees	4.87%	8.03%
Ongoing advisory fees	30.57%	29.73%
Renewal commissions	6.51%	25.24%
Trail or recurring commissions	57.30%	15.37%
Other revenue	0.75%	21.63%
	100%	100%

At September 30, 2019 and December 31, 2018, the Company had the following concentrations of accounts receivables with customers:

Customer	September 30, 2019	December 31, 2018

OMI IRE	0%	30.94%
CLI	25.35%	16.62%
OMW	19.70%	16.55%
RL	14.05%	0.00%
Others having a concentration of less than 10%	40.90%	35.89%
	100%	100%

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

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

As at September 30, 2019 and December 31, 2018, the Company had common stock equivalents of 32,651,975 and 94,401,975 common shares, respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 9(E).

As at September 30, 2019 and December 31, 2018, the Company had common stock equivalents of 770,000,000 common shares, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 10(A).

	Number of Common Shares
	September 30, 2019	December 31, 2018
Potential dilutive common stock
Convertible notes	32,651,975	94,401,975
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	320,000,000	320,000,000
Total potential dilutive common stock	802,651,975	864,401,475

Weighted average number of common shares – Basic	590,989,409	525,534,409
Weighted average number of common shares – Dilutive	1,393,641,384	1,389,936,384

As of September 30, 2019 and December 31, 2018, diluted weighted average number of common shares exceeds total authorized common shares. However, 770,000,000 common shares would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock could not be any earlier than September 27, 2020.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from January 1, 2018 through September 30, 2018 and from January 1, 2019 through September 30, 2019, includes only foreign currency translation gain / (loss), and is presented in the Company’s consolidated statements of comprehensive income. Pursuant to ASU 2016-01, the Company reclassified the opening balance of unrealized gain on available for sale marketable securities from other comprehensive income to retained earnings as a cumulative effect adjustment as at January 1, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended September 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain on available for sale marketable securities	Total
Balance, December 31, 2017	$120	$1,181,675	$1,181,795
Other comprehensive loss before reclassification	2,887	-	2,887
Amounts reclassified from accumulated other comprehensive income as a cumulative effect adjustment	-	(1,181,675)	(1,181,675)
Net current-period other comprehensive loss	2,887	(1,181,675)	(1,178,788)
Balance, September 30, 2018	$3,007	$-	$3,007

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended September 30, 2019 were as follows:

Balance, December 31, 2018	$13,592
Foreign currency translation adjustment for the period	19,395
Balance, September 30, 2019	$32,987

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2019	December 31, 2018
Level 1 – Marketable Securities – Recurring	$933,663	$-
Level 2 – Marketable Securities – Recurring	$-	$1,458,848

Management analyzed the historical volume and the variation in the price that the marketable securities were bought and sold at during the year 2018 and nine months ended September 30, 2019 and has concluded that the level 2 and level 1 valuation respectively, regarding the fair value of the marketable securities should be $0.25 per share as at December 31, 2018 and $0.16 per share as at September 30, 2019.

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 or Level 2 marketable securities measured at fair value for the nine months ended September 30, 2019 were as follows:

Balance, December 31, 2018	$1,458,848
Sales and settlements during the period	-
Loss on available for sale marketable securities, net	(525,185)
Balance, September 30, 2018	$933,663

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

September 30, 2019

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

September 30, 2019

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

Estimated life of intangibles	15 years

Fair value of customer list intangible asset at date of acquisition	$485,118
Fair value adjustment at December 31, 2018	(142,924)
Adjusted fair value of customer list intangible asset at December 31, 2018	$342,194
Amortization charge for 5 months ended December 31, 2018	(9,505)
Net Book Value at December 31, 2018	$332,689
Amortization charge for the period	(17,110)
Net Book Value at September 30, 2019	$315,579

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 6 – Discontinued Operations

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, in order to fully concentrate on its core business of Independent Financial Advisory services and consultancy business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” and discontinue the related employment placement services business. As a result, Dubai subsidiary operations for the three and nine months ended September 30, 2019 and the comparative periods presented are treated as discontinued operations in the accompanying unaudited consolidated financial statements. The consolidated statements of operations only comprise the continuing operations. Net income from the discontinued operations is presented on a single line after the net income from the continuing operations.

Major classes of assets and liabilities from discontinued operations as at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Assets
Cash	$-	$10,219
Prepaids	-	1,974
Other current assets	1,972	4,732
Total Assets	$1,972	$16,925

Liabilities
Accounts payable and accrued liabilities	$-	$79,534
Accounts payable and accrued liabilities - related parties	-	5,648
Total Liabilities	$-	$85,182

Statement of Operations from discontinued operations for the three months ended September 30, 2019 and 2018 was as follows:

	September 30, 2019	September 30, 2018
Revenue	$-	$7,067

General and administrative expenses	$132	$10,926
Compensation expense	-	23,327
Depreciation	-	97
Loss from discontinued operations	$(132)	$(27,283)
Other income (expenses)
Gain on extinguishment of debt and other liabilities	$-	$14,302
Exchange rate loss	-	(85)
Total other (expenses) / income	$-	$13,947
Net loss from discontinued operations	$(132)	$(13,336)

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Statement of Operations from discontinued operations for the nine months ended September 30, 2019 and 2018 was as follows:

	September 30, 2019	September 30, 2018
Revenue	$-	$45,334

General and administrative expenses	$9,452	$47,911
Compensation expense	22,743	90,719
Professional services	2,382	-
Depreciation	77	359
Loss from discontinued operations	$(34,654)	$(93,655)
Other income (expenses)
Loss due to fixed assets write off	$(164)	$-
Gain on extinguishment of debt and other liabilities	-	19,317
Exchange rate loss	(187)	(629)
Total other (expenses) / income	$(351)	$18,688
Net loss from discontinued operations	$(35,005)	$(74,967)

Note 7 – Investments

A. Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value
DUO	5,835,392	$933,663	5,835,392	$1,458,848
	5,835,392	$933,663	5,835,392	$1,458,848

At September 30, 2019, the Company revalued 5,835,392 common shares at their quoted market price of $0.16 per share, to $933,663; hence, recording a net loss on available for sale marketable securities of $525,185 into the statement of operations for the nine months ended September 30, 2019.

B. Investments at Cost

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following common equity securities in private and reporting companies as at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	5,006,521	$-	5,006,521	$-	Private Company
QFS	2,271	-	2,271	-	Private Company
	5,008,792	$-	5,008,792	$-

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	450,000	$-	450,000	$-	Private Company
	450,000	$-	450,000	$-

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 8 – Fixed Assets

Following table reflects net book value of furniture and equipment as of September 30, 2019 and December 31, 2018:

Furniture and Equipment
Useful Life	3 to 10 years

Cost
Balance as at December 31, 2018	$82,010
Addition during the period	1,282
Cost write off – discontinued operations	(38,348)
Translation rate differences	(1,358)
Balance as at September 30, 2019	$43,586

Accumulated depreciation
Balance as at December 31, 2018	$76,830
Depreciation expense for the period – continuing operations	1,930
Depreciation expense for the period - discontinued operations	77
Accumulated depreciation write off – discontinued operations	(38,185)
Translation rate differences	(1,322)
Balance as at September 30, 2019	$39,330
Net book value as at September 30, 2019	$4,256
Net book value as at December 31, 2018	$5,180

Note 9 – Debt, Accounts Payable and Accrued Liabilities

(A) Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Accrued salaries and benefits	$68,902	$12,794
Accounts payable and other accrued liabilities	103,745	56,941
	$172,647	$69,735

(B) Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Accrued salaries and benefits	$362,555	$156,175
Expenses payable	55,033	8,393
	$417,598	$164,568

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

(C) Loans Payable – Related Parties

The Company received short-term loans from its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity during the nine months ended September 30, 2019:

Balance, December 31, 2018	$-
Proceeds from loans	96,678
Repayments	(30,000)
Balance, September 30, 2019	$66,678

(D) Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2018:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	17,058	277,642

Balance – December 31, 2018	$260,584	$55,029	$315,613

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at September 30, 2019:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	8,058	268,642

Balance – September 30, 2019	$260,584	$46,029	$306,613

●	On November 26, 2013, the Company secured from a private individual, a twelve-month fixed price convertible loan amounting to $450,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.5 per share. During the year ended December 31, 2014, the Company recorded a total accrued interest of $42,971 on this Note. On December 23, 2014, the Company fully repaid the principal note balance of $450,000 in cash and also paid $5,000 on account of accrued interest payment, thereby leaving an accrued and unchanged interest balance of $37,971 as of December 31, 2014.

●	On October 17, 2013, the Company secured a non-convertible three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of an investment we held then in a company called Direct Security Integration Inc. The shares used as a form of guarantee formed part of the assets of our Company at that time but are not considered an asset since the date we provided them to the lender as we were no longer in control of such shares.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

During the nine months ended September 30, 2019, the Company repaid three monthly payments against accrued interest totaling to $9,000 as per the addendum dated September 30, 2018 and the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $8,058 as of September 30, 2019.

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

Following is the summary of all fixed price convertible notes, net of debt discount and debt issue cost, including the accrued interest as at September 30, 2019:

Date of Note	Principal	Discount	Principal, net of discount	Accrued Interest	Total
January 17, 2018 - Xantis PE Fund	$-	$-	$-	$-	$-
January 23, 2018 - William Marshal Plc.	-	-	-	-	-
June 8, 2018 - Xantis AION Sec Fund	-	-	-	-	-
October 10, 2018 - Xantis AION Sec Fund	653,040	4,111	648,929	32,634	681,563

Balance, September 30, 2019	$653,040	$4,111	$648,929	$32,634	$681,563

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

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

During the nine months ended September 30, 2019, $1,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $0. The company further recorded an interest expense of $723, making the total accrued interest balance to $24,000. On January 14, 2019, the Company issued 21,200,000 common shares to the lender at an agreed conversion price of $0.02 per share amounting to $424,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on September 30, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

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

During the nine months ended September 30, 2019, the company further recorded an interest expense of $181, making the total accrued interest balance to $6,000. On January 24, 2019, the Company issued 5,300,000 common shares to William Marshal Plc. at an agreed conversion price of $0.02 per share amounting to $106,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on September 30, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

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

During the nine months ended September 30, 2019, $50,824 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $0. The Company further recorded an interest expense of $19,090, making the total accrued interest balance to $44,100. On June 5, 2019, the Company issued 38,955,000 common shares to the lender at an agreed conversion price of $0.02 per share amounting to $779,100, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on September 30, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

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

During the nine months ended September 30, 2019, $73,988 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $4,111. The Company further recorded $29,306 as interest expense during the nine months ended September 30, 2019 and the outstanding note balance amounted to $653,040 as of September 30, 2019.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

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

During the nine months ended September 30, 2019, the Company did not issue any new preferred shares.

(B) Common Stock

As at September 30, 2019 and December 31, 2018, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. As at September 30, 2019 and December 31, 2018, the Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2019, the Company issued 65,455,000 common shares because of conversions of three convertible notes and related accrued interest in following manner:

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

Note 11 – Revenue

For the nine months ended September 30, 2019 and 2018, the Company recognized total revenues amounting to $86,582 and $61,531, respectively.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of September 30, 2019 and December 31, 2018, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2019 and December 31, 2018.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of September 30, 2019 and December 31, 2018.

Note 12 – Pension Plan

The Company operates a defined “contribution pension plan” for its subsidiary in the United Kingdom, Cheshire Trafford UK Limited. Each participant need to complete a probation period before being included in the pension plan. The contributions payable to the Company’s pension plan are charged to the consolidated statement of operations in the period to which they relate. We contributed a total of $2,076 to this pension plan during the nine months ended September 30, 2019.

Note 13 – Related Party Transactions

At September 30, 2019 and December 31, 2018, there were accounts payable, accrued liabilities and short-term loan due to related parties. (See Note 9(B & C)).

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

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

All prior appeals were rejected by the Dubai Courts; however a new appeal against the formal execution of this judgement was filed in September 2016. At March 31, 2017, the Company was in litigation, in the courts of Dubai, regarding the Able Foundation loan.

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

To date, the Dubai attorneys are in the process of transferring the entire court case to the new owner of Global Equity Partners Plc.

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of September 30, 2019, the Company is not involved in any such litigation or disputes other than as discussed above.

Commitments

●	Leases

On August 1, 2018, the Company entered into a rent agreement for its UK office at Hull for a period of one year amounting to a rental of GBP 2,000 or $2,890 per month (from August 2018 until July 2019). This rental agreement expired on July 31, 2019 and was not renewed.

The Company entered into a non-cancelable operating lease for its UK office in the city of Hull (United Kingdom) on August 29, 2019, for a period of six years amounting to a rental of GBP 1,000 or approximately $1,230 per month. In August 2019, the Company paid a deposit of GBP 3,000 or $3,690 that will be settled against 3 months of operating lease liability pertaining to fourth quarter of 2019.

In adopting ASC Topic 842, Leases, the Company has elected the package of practical expedients which permits it not to reassess its prior conclusions about lease identifications, lease classifications and initial direct costs under the new standard. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On September 30, 2019, the Company recorded right-of-use leased asset and operating lease liability of $73,365.

The significant assumptions used to determine the present value of the operating lease liability was a discount rate of 6% which was based on the Company’s estimated incremental borrowing rate.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

At September 30, 2019, the right-of-use leased asset (ROU) is summarized as follows:

September 30, 2019
Office lease right-of-use asset	$73,365
Less: Accumulated amortization into rent expense	-
Balance of ROU asset as at September 30, 2019	$73,365

At September 30, 2019, operating lease liability is summarized as follows:

September 30, 2019
Lease liability related to office lease right-of-use asset	$73,365
Less: Current portion of operating lease liability	(12,400)
Long term operating lease liability as at September 30, 2019	$60,965

The following is a schedule, by years, of the future minimum lease payments as of September 30, 2019 required under the non-cancelable operating lease;

Year ended September 30,	Operating Lease
2020	$14,760
2021	14,760
2022	14,760
2023	14,760
2024	14,760
Thereafter	13,530
Total minimum lease payments	$87,330
Less: Discount to fair value	(13,965)
Total Operating Lease Liability at September 30, 2019	$73,365

Total rent expense for the nine months ended September 30, 2019 was $21,375.

Note 15 – Segment Information

During the three and nine months ended September 30, 2019 and September 30, 2018, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) consisting of management consultancy and employment placement services such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources and human resources placements; and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. All goodwill in the accompanying unaudited consolidated balance sheets is assigned to the Insurance brokerage segment.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Information with respect to these reportable business segments for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Consultancy	$-	$-	$-	$32,000
Insurance brokerage	24,724	29,531	86,582	29,531
	$24,724	$29,531	$86,582	$61,531
Depreciation and amortization:
Consultancy	$612	$550	$1,801	$1,205
Insurance brokerage	5,749	5,419	17,239	5,419
	$6,361	$5,969	$19,040	$6,624
Net (loss) / income from continuing operations:
Consultancy	$289,470	$762,291	$(1,202,049)	$1,711,055
Insurance brokerage	(14,174)	(6,254)	(31,181)	(6,254)
	$275,296	$756,037	$(1,233,230)	$1,704,801

	September 30, 2019	December 31, 2018
Identifiable long-lived tangible assets at September 30, 2019 and December 31, 2018 by segment:
Consultancy	$3,333	$4,654
Insurance brokerage	923	526
	$4,256	$5,180

Note 16 – Subsequent events

On October 9, 2019, the Company executed an addendum to the June 6, 2018 Xantis Aion Securitisation Fund funding agreement. The Parties agreed to the following:

1.	Due to ongoing negotiations of a new funding agreement, the Company agrees to defer the conversion of the second tranche of the June 6, 2018 funding agreement for 30 calendar days from the date of execution of this addendum.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2.	If the Fund and the Company cannot reach a consensus regarding the terms and conditions of the new funding agreement that satisfies both parties, the Company will automatically convert the second tranche of the June 6, 2018 funding agreement 30 calendar days from the date of execution of this addendum. This conversion into equity of the Company will be at U.S.$0.02 per share as per the terms and conditions of the June 6, 2018 funding agreement.

3.	If the Fund and the Company are able to reach a consensus on the terms and conditions of the new funding agreement that satisfies both parties and a new agreement is effectively executed on or before the 30 day deadline, then the Company will defer the conversion of the second tranche of the June 6, 2018 funding agreement for a further two (2) years and one (1) day from the date of execution of this addendum. In this case, the conversion price of the second tranche of the June 6, 2018 funding agreement into equity of the Company will be equivalent to the closing market price two days prior the new conversion date.

4.	This executed addendum will be duly filed via a Form 8-K with the SEC.

On November 8, 2019, the Company and Xantis S.A. agreed and executed a second addendum to the June 6, 2018 funding agreement with the following clauses:

1.	Due to the ongoing negotiations of a new funding agreement, the Company agrees to once again defer the conversion of the second tranche of the June 6, 2018 funding agreement until Friday, December 13, 2019.

2.	If the Fund and the Company are able to reach a consensus on the terms and conditions of a new funding agreement that satisfies both parties and a new agreement is effectively executed on or before the December 13, 2019 deadline for funding amounting to a minimum of 250,000 GBP (approximately U.S.$321,000) to be funded on or before this date as per the terms of the new agreement, then the Company will defer the conversion of the second tranche of the June 6, 2018 funding agreement for a further two (2) years and one (1) day from the date that the new funding agreement is fully executed. In this case, the conversion price of the second tranche of the June 6, 2018 funding agreement into common shares of the Company will be equivalent to the closing market price two days prior the new conversion date.

3.	If the Fund and the Company cannot reach a consensus regarding the terms and conditions of the new funding agreement that satisfies both parties on or before December 13, 2019 and also the initial tranche amounting to a minimum of 250,000 GBP (approximately U.S.$321,000) is not effectively funded on or before this date, the Company will automatically convert the second tranche of the June 6, 2018 funding agreement on December 16, 2019. This conversion into common shares of the Company will be at a rate of U.S.$0.02 per share as per the terms and conditions of the June 6, 2018 funding agreement.

4.	This second addendum to the June 6, 2018 funding agreement will be duly filed via a Form 8-K with the SEC.

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

Our MD&A is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended September 30, 2019 and September 30, 2018

D. Results of operations for the nine months ended September 30, 2019 and September 30, 2018

E. Financial condition as at September 30, 2019 and December 31, 2018

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

We believe that the critical accounting policies set forth in the accompanying consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting policies pertain to revenues recognition, valuation of investments, convertible notes and derivatives and; stock-based compensation.

If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

B.	Business overview:

Argentum 47, Inc. (“Company” or “ARG”) was incorporated on October 1, 2010, as a Nevada corporation, for the express purpose of acquiring Global Equity Partners Plc., a corporation formed under the laws of the Republic of Seychelles (“GEP”) on September 2, 2009. On August 22, 2014, GE Professionals DMCC was incorporated in Dubai as a wholly owned subsidiary of Global Equity Partners Plc. On June 10, 2016, ARG incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited, under the laws of the Republic of Seychelles.

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

On December 12, 2017, we incorporated a United Kingdom company under the name of Argentum 47 Financial Management Limited (“Argentum FM”). Argentum FM is a wholly owned subsidiary of the Company. Argentum FM was formed to serve as a holding company for the acquisition of United Kingdom based advisory firms. During 2019, the Company intends to acquire more licensed financial advisory firms.

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

On March 29, 2018, we changed our corporate name to Argentum 47, Inc.

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

Cheshire Trafford acts as a broker for the sale of Lump Sum or Single Premium Insurance Policies and Regular Premium Investment or “Insurance” Policies that are issued by reputable third-party insurance companies.

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

The purchase consideration for the acquisition of Cheshire Trafford is based on a formula of 2.7 times Cheshire Trafford’s projected annualized recurring revenues for the calendar year ending December 31, 2018. We took the gross revenues of Cheshire Trafford for the five months ended May 31, 2018 and annualized those recurring revenues and multiplied those revenues by 2.7 times in arriving at the contractual purchase consideration of U.S.$516,795 (389,300 Great Britain Pounds or “GBP”).

The purchase consideration is payable in up to three tranches. The first tranche of U.S. $175,710 (132,362 GBP) was paid upon closing of the transaction. The second tranche of U.S. $170,542 (128,469 GBP) is due 18 months after the closing. The third tranche of U.S. $170,542 (128,469 GBP) is due 36 months after the closing. Both second and third tranches could be reduced (but not increased) in the event that Cheshire Trafford’s trail or recurring revenues are less than the 2018 annualized gross recurring revenues. To date, no adjustment was made to the third tranche.

The funds for the first tranche were obtained via a June 8, 2018 loan in the amount of U.S. $735,000 from the Xantis Aion Securitisation Fund, as previously reported in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on June 11, 2018.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of December 31, 2018, we had 525,534,409 shares of common stock issued and outstanding. As of September 30, 2019, we had 590,989,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of December 31, 2018, and September 30, 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of December 31, 2018, and September 30, 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,200,000 shares of which were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,800,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

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

C.	Results of operations for the three months ended September 30, 2019 and September 30, 2018:

The Company had revenues from continuing operations amounting to $23,549 and $29,531, for the three months ended September 30, 2019 and 2018, respectively.

	September 30, 2019	September 30, 2018	Changes

Revenue from continuing operations	$23,549	$29,531	$(5,982)
	$23,549	$29,531	$(5,982)

During the three months ended September 30, 2019 and September 30, 2018, all of our revenue from continuing operations was recognized by providing services to various clients of our insurance brokerage business segment.

For the three months ended September 30, 2019 and 2018, the Company had the following concentrations of revenues with customers from continuing operations:

Customer	Location	September 30, 2019	September 30, 2018

Initial advisory fees	United Kingdom	0%	8.38%
Ongoing advisory fees	United Kingdom	27.81%	21.05%
Renewal commissions	United Kingdom	4.04%	26.21%
Trail or recurring commissions	United Kingdom	68.08%	14.53%
Other revenue	United Kingdom	0.07%	29.83%
		100%	100%

The total operating expenditures of continuing operations amounted to $169,211 and $295,313, for the three months ended September 30, 2019 and 2018, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2019	September 30, 2018	Changes

General and administrative expenses	$60,946	$38,053	$22,893
Compensation	93,834	126,458	(32,624)
Professional services	8,071	94,833	(86,762)
Depreciation	656	579	77
Amortization of intangible asset	5,704	5,390	314
Bad debt expense	-	30,000	(30,000)
Total operating expenses of continuing operations	$169,211	$295,313	$(126,102)

During the three months ended September 30, 2019, total operating expenses of continuing operations were reduced by $126,102 from the previous three months ending on September 30, 2018. The reason for this decrease is mainly due to the decrease in the professional services received by the Company during the three months ended September 30, 2019. In addition, a bad debt expense of $30,000 was recorded during the three months ended September 30, 2018; however, no bad debt expense was recorded during the three months ended September 30, 2019.

The loss from continuing operations for the three months ended September 30, 2019 and 2018, was $145,662 and $265,782, respectively.

The Company´s other income and (expenses) of continuing operations for the three months ended September 30, 2019 and 2018, were $420,958 and $1,021,819, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2019	September 30, 2018	Changes
Interest expense	$(13,886)	$(18,677)	$4,791
Amortization of debt discount	(24,663)	(36,722)	12,059
Gain on available for sale marketable securities, net	466,832	884,663	(417,831)
Gain on extinguishment of debt and other liabilities	-	193,858	(193,858)
Exchange rate (loss) / gain	(7,325)	(1,303)	(6,022)
Total other (expenses) / other income of continuing operations	$420,958	$1,021,819	$(600,861)

During the three months ended September 30, 2019, our total other income decreased by $600,861 when compared to our total other income (expenses) for the three months ended September 30, 2018. This decrease was mainly due to the reduction in gain on available for sale marketable securities amounting to $417,831 and a reduction in gain on extinguishment of debt and other liabilities of $193,858 during the three months ended September 30, 2019.

The net income from continuing operations for the three months ended September 30, 2019 and 2018 amounted to $275,296 and $756,037, respectively.

Net loss from discontinued operations for the three months ended September 30, 2019 and 2018 amounted to $132 and $13,336, respectively.

Net income for the three months ended September 30, 2019 and 2018 amounted to $275,164 and $742,701, respectively.

The comprehensive income for the three months ended September 30, 2019 and 2018 amounted to $291,757 and $745,890, respectively. The Company’s other comprehensive (loss) / income includes gain recorded on foreign currency translation of $16,593 and $3,189 for the three months ended September 30, 2019 and 2018, respectively.

	September 30, 2019	September 30, 2018
Comprehensive income income:
Net income	$275,164	$742,701
Gain on foreign currency translation	16,593	3,189
Comprehensive income	$291,757	$745,890

The Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding at September 30, 2019 and September 30, 2018, respectively. Basic weighted average number of common shares outstanding for the three months ended September 30, 2019 and 2018, was 590,989,409 and 525,534,409, respectively. Basic net income per share from continuing operations for both periods was $0.00 and $0.00, respectively. Diluted weighted average number of common shares outstanding for the three months ended September 30, 2019 and 2018 was 1,393,641,384 and 1,357,284,409, respectively. Diluted net income per share from continuing operations for both periods was $0.00 and $0.00, respectively. Basic and diluted net loss per share from discontinuing operations for both periods was $(0.00) and $(0.00), respectively.

D.	Results of operations for the nine months ended September 30, 2019 and September 30, 2018:

The Company had revenues from continuing operations amounting to $86,582 and $61,531, for the nine months ended September 30, 2019 and 2018, respectively.

	September 30, 2019	September 30, 2018	Changes

Revenue from continuing operations	$86,582	$61,531	$25,051
	$86,582	$61,531	$25,051

During the nine months ended September 30, 2018, $32,000 was recognized as revenue from continuing operations for services rendered to various clients related to our consultancy business segment. During the nine months ended September 30, 2019, we generated all of our revenue from our insurance brokerage business segment. This revenue amounted to $86,582.

For the nine months ended September 30, 2019 and 2018, the Company had the following concentrations of revenues with customers from continuing operations:

Customer	Location	September 30, 2019	September 30, 2018

DUO	Sri Lanka	0%	3.25%
GRL	United Kingdom	0%	48.76%
CT clients (see below)	United Kingdom	100%	47.99%
		100%	100%

During the nine months ended September 30, 2019 and post-acquisition two months ended September 30, 2018, the Company had following concentrations of revenues regarding insurance brokerage business, which was 100% and 62.07% of the consolidated revenues of the Company, respectively:

	Nine months ended September 30, 2019	Two months ended September 30, 2018

Initial advisory fees	4.87%	8.03%
Ongoing advisory fees	30.57%	29.73%
Renewal commissions	6.51%	25.24%
Trail or recurring commissions	57.30%	15.37%
Other revenue	0.75%	21.63%
	100%	100%

The total operating expenditures of continuing operations amounted to $597,832 and $884,725, for the nine months ending on September 30, 2019 and 2018, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2019	September 30, 2018	Changes

General and administrative expenses	$153,255	$85,185	$68,070
Compensation	347,538	508,458	(160,920)
Professional services	77,999	254,458	(176,459)
Depreciation	1,930	1,234	696
Amortization of intangible asset	17,110	5,390	11,720
Bad debt expense	-	30,000	(30,000)
Total operating expenses of continuing operations	$597,832	$884,725	$(286,893)

During the nine months ended September 30, 2019, total operating expenses from continuing operations decreased by $286,893 from the comparative period ended September 30, 2018. The decrease is mainly due to a decrease in the compensation expense during the nine months ended September 30, 2018 as all of the officers and directors received additional stock-based compensation of $160,000 in the form of shares of Series “C” Preferred Stock in lieu of accrued salaries. There was no such stock-based compensation given during the current period ended September 30, 2019. Also, there was a decrease of $176,459 in the professional services because the Company received services related to introduction of new business and acquisition targets during the nine months ended September 30, 2018. There were no such professional services received during the nine months ended September 30, 2019.

The loss from continuing operations for the nine months ended September 30, 2019 and 2018, was $511,250 and $823,194, respectively.

The Company´s other (expenses) and other income of continuing operations for the nine months ended September 30, 2019 and 2018, were $(721,980) and $2,527,995, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2019	September 30, 2018	Changes
Interest expense	$(62,100)	$(46,352)	$(15,568)
Amortization of debt discount	(126,312)	(63,231)	(63,081)
Gain on available for sale marketable securities, net	(525,185)	2,416,362	(2,941,547)
Gain on extinguishment of debt and other liabilities	-	222,396	(222,396)
Exchange rate (loss) / gain	(8,383)	(1,000)	(7,383)
Total other (expenses) / other income of continuing operations	$(721,980)	$2,527,995	$(3,249,975)

During the nine months ended September 30, 2019, our total other expenses increased by $3,249,975 when compared to our total other income (expenses) for the nine months ended September 30, 2018. This increase was mainly due to the fact that during the nine months ended September 30, 2019, the Company recorded a net loss on available for sale marketable securities amounting to $525,185; however, the Company recorded a gain on available for sale marketable securities of $2,416,362 during the nine months ended September 30, 2018. This resulted in an increase in other expenses amounting to $2,941,547. In addition, the Company recorded a gain on extinguishment of debt and other liabilities of $222,396 during the nine months ended September 30, 2018. There was no such gain recorded during the nine months ended September 30, 2019.

The net (loss) / income from continuing operations for the nine months ended September 30, 2019 and 2018 were $(1,233,230) and $1,704,801, respectively.

Net loss from discontinued operations for the nine months ended September 30, 2019 and 2018 amounted to $35,005 and 74,967, respectively.

Net (loss) / income for the nine months ended September 30, 2019 and 2018 amounted to $(1,268,235) and 1,629,834, respectively.

The comprehensive (loss) / income for the nine months ended September 30, 2019 and 2018 amounted to $(1,248,840) and $1,632,721, respectively. The Company’s other comprehensive (loss) / income includes gain recorded on foreign currency translation of $19,395 and $2,887 for the nine months ended September 30, 2019 and 2018, respectively.

	September 30, 2019	September 30, 2018
Comprehensive income (loss) / income:
Net (loss) / income	$(1,268,235)	$1,629,834
Gain on foreign currency translation	19,395	2,887
Comprehensive (loss) / income	$(1,248,840)	$1,632,721

The Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding at September 30, 2019 and September 30, 2018, respectively. Basic weighted average number of common shares outstanding for the nine months ended September 30, 2019 and 2018, was 567,176,296 and 525,534,409, respectively. Basic net (loss) / income per share from continuing operations for both periods was $(0.00) and $0.00, respectively. Diluted weighted average number of common shares outstanding for the nine months ended September 30, 2018 was 1,357,284,409 and at September 30, 2019, there were 802,651,975 common stock equivalents that may dilute future earnings per share. Diluted net (loss) / income per share from continuing operations for both periods was $(0.00) and $0.00, respectively. Basic and diluted net loss per share from discontinuing operations for both periods was $(0.00) and $(0.00), respectively.

E.	Financial condition as at September 30, 2019 and December 31, 2018:

Assets:

The Company reported total assets of $1,486,956 and $2,156,054 as of September 30, 2019 and December 31, 2018, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $963,663 and $1,458,848 as at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, our non-current assets included fixed assets, right of use leased asset, intangibles and goodwill. Fixed assets were comprised of office equipment having a net book value of $4,256 and $5,180 as at September 30, 2019 and December 31, 2018, respectively. Right-of-use leased asset at September 30, 2019 amounting to $73,365 represents fair value of our UK office lease for a period of six years. Intangibles of $315,579 included fair value of customer list that was recognized as part of the business combination. We also recorded goodwill of $142,924 as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired at the date of acquisition. Furthermore, our current assets at December 31, 2018 amounted to $1,675,261, and at September 30, 2019, these current assets amounted to $950,832 comprised of cash of $2,703, accounts receivable of $7,278, prepaid and other current assets of $5,216, assets of discontinued operations of $1,972 and marketable securities valued at fair value of $933,663.

Liabilities:

Our current liabilities at December 31, 2018 totaled $2,450,149. At September 30, 2019, the Company reported its current liabilities amounting to $1,806,540, which represents a decrease of 26%. This decrease was due to the fact that the Company converted three of its convertible debts into its common stock during the nine months ended September 30, 2019. All of our current liabilities reported at September 30, 2019 mainly include third party debt which is due to various lenders, short term payable for acquisition, current portion of operating lease liability, trade creditors and payables to related parties on account of accrued salaries and expenses.

Following is the summary of all third-party notes, net of debt discount and debt issue costs, including the accrued interest as at December 31, 2018:

Date of Note	Total Debt	Remarks
October 17, 2013	$277,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
January 17, 2018	421,777	Fixed price convertible and non-collateralized
January 23, 2018	105,819	Fixed price convertible and non-collateralized
June 8, 2018	709,186	Fixed price convertible and non-collateralized
October 10, 2018	578,269	Fixed price convertible and non-collateralized
Balance, December 31, 2018	$2,130,664

Following is the summary of all third-party notes, net of debt discount, including the accrued interest as at September 30, 2019:

Date of Note	Total Debt	Remarks
October 17, 2013	$268,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
October 10, 2018	681,563	Fixed price convertible and non-collateralized
Balance, September 30, 2019	$988,176

The Company reported a couple of long term liabilities amounting to $197,983 as at September 30, 2019 relating to long term payable for acquisition and a long term lease liability for UK office, while at December 31, 2018, the Company reported a long term liability of $283,732 on account of fair value of the contingent purchase consideration for the acquisition of Cheshire Trafford.

Stockholders’ Deficit:

At December 31, 2018, the Company had Stockholders´ Deficit of $577,827. At September 30, 2019, the Company had Stockholders´ Deficit of $517,567. We reported accumulated other comprehensive income of $32,987 and $13,592 as at September 30, 2019 and December 31, 2018, respectively.

The Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding at September 30, 2019 and December 31, 2018, respectively. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as at September 30, 2019 and December 31, 2018. The Company further had issued and outstanding 3,200,000 shares of Series “C” Convertible Preferred Stock as at September 30, 2019 and December 31, 2018.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,268,235 and net cash used in operations of $275,930 for the nine months ended September 30, 2019; working capital deficit, stockholder’s deficit and accumulated deficit of $855,708, $517,567 and $12,621,450 as of September 30, 2019. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Consummating and executing all current engagements related to the business consulting division.
b)	Continually engaging with new clients via our business consulting division.
c)	Maximizing the already acquired Independent Financial Advisory firm´s revenues by way of servicing the current client base in the most professional manner possible.
d)	Organically growing the amount of funds under administration of the already acquired Independent Financial Advisory firm to new and higher levels.
e)	Continuing to receive fixed funding, via equity or debt, for acquisition, growth and working capital from parties that have already executed funding agreement with the Company.
f)	Continuing to negotiate new fixed funding via equity or debt, for further acquisitions, growth and working capital.
g)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.
h)	Sell the Company´s marketable securities if and when possible.

In January of 2018, the Company secured two funding agreements, one with Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (approximately $2.68 million at the time) and another with William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for up to a further 2,000,000 Great Britain Pounds (approximately $2.68 million at the time). The Company has a unilateral right to pay each Note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $500,000 from Xantis Private Equity Fund and William Marshal Plc. During the nine months ended September 30, 2019, these loans and accrued interest were converted into 26,500,000 shares of the Company’s common stock ($0.02 per shares as contractually agreed).

In June of 2018, the Company secured another funding agreement with Xantis AION Securitisation Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately U.S. $1.94 million at the time). The Company has a unilateral right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $1,388,040 under this loan, of which $735,000 and related accrued interest was converted into 38,955,000 shares of the Company’s common stock during the nine months ended September 30, 2019.

The remaining funding received from Xantis Aion Securitisation Fund, $653,040, represents 36% of the Company’s current liabilities and it is important to note that the management is currently negotiating revised terms for this funding and if there were to be no mutual consensus on or before November 8, 2019, then this debt plus the accrued interest will be converted to shares of the Company’s common stock at a price of $0.02 per share as contractual agreed in the June 6, 2018 funding agreement.

On November 8, 2019, the Company executed a second addendum to the June 6, 2018 Xantis Aion Securitisation Fund funding agreement whereby the Parties agreed to further defer the conversion of the of the second tranche of the June 6, 2018 funding agreement until December 13, 2019. The reason for this second extension was to give both Parties time to reach a consensus on the terms and conditions on a new funding agreement. If a consensus on the terms and conditions of the new funding agreement that satisfies both parties is met on or before December 13, 2019 then the Company will defer the conversion of the second tranche of the June 6, 2018 funding agreement for a further two (2) years and one (1) day from the date of execution of this addendum. In this case, the conversion price of the second tranche of the June 6, 2018 funding agreement into equity of the Company will be equivalent to the closing market price two days prior the new conversion date. On the other hand, if a consensus on the terms and conditions of the new funding agreement that satisfies both parties is not met on or before December13, 2019 then the Company will automatically convert the second tranche of the June 6, 2018 funding agreement on December 16, 2019. This conversion into equity of the Company will be at U.S.$0.02 per share as per the terms and conditions of the June 6, 2018 funding agreement.

The accounts payable and accrued liabilities due to related parties currently amount to $417,598. These accounts payable and accrued liabilities due to related parties represent a further 23% of the Company’s current liabilities and is primarily due to management. It is important to note that this related party debt can or may be condoned by management or alternatively converted into equity at any time, if required.

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

Our specific plan of operations and milestones from October 2019 through July 2020 are as follows:

1.	CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the Creditum Limited´s shares on the London Stock Exchange (“LSE”). Management believes that this public listing should be fully executed and finalized by sometime in the year 2020.

2.	SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION

We intend to continue to seek further funding under similar or better terms than the funding that we secured during 2018. We are currently negotiating terms with a new European based Regulated Fund for long term funding in excess of U.S. $10 million to accelerate our inorganic growth and acquisition plan with a view to consolidate our Company in the marketplace. However, we do not currently have a written agreement for this additional funding, but we do expect to finalize terms sometime in the near future.

3.	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH FUNDS UNDER ADMINISTRATION:

During this year 2019, management commenced certain negotiations to acquire 100% of an Independent Financial Advisory (IFA) firm based in London (United Kingdom). This targeted IFA currently has 136 Million GBP (approximately U.S. $169 Million) of Funds Under Administration and historical recurring revenues of a little more than One Million GBP (approximately U.S. $1.2 million). However, we do not currently have any written agreements as management is still in verbal negotiations with the owners of this IFA.

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

5.	COMMENCE A TARGETED MARKETING PLAN

During the fourth quarter of our 2019 fiscal year, our United Kingdom regulated business, Cheshire Trafford (U.K.) Limited, will continue with the direct marketing campaign that commenced in the second quarter of 2019, within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign, the website and marketing of the Company will be refocused with a completely new image based around “Over 40 years of serving the community.” Two days per month in our office in the United Kingdom, we will offer free consultation to prospective clients that come and visit us, thus enabling us to potentially recruit them as new clients.

6.	FURTHER EXPAND OUR RANGE OF SERVICES TO OUR FINANCIAL SERVICES CLIENTS

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

ARGENTUM 47, INC.

Date: November 13, 2019	/s/Peter J. Smith
Peter J. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

