Form 10-K
period 2019-12-31
ARGENTUM 47, INC.
filed 2020-03-25
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-54557

ARGENTUM 47, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State of Incorporation)	(I.R.S. Employer Identification No.)

34 St. Augustine’s Gate, Hedon, HU12 8EX Hull, United Kingdom.

(Address of principal executive offices)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day (June 28, 2019) of the Registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $1,524,110.

As of March 25, 2020, there were 590,989,409 shares of our common stock outstanding.

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

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. These statements are based on current expectations and the current economic environment. They involve several risks and uncertainties that are difficult to predict. These statements are not guaranteeing future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

●	the success or failure of management’s efforts to implement their business strategy;

●	the ability of the Company to raise sufficient capital to meet operating requirements;

●	the uncertainty of consumer demand for our products and services;

●	the ability of the Company to compete with major established companies;

●	heightened competition, including, with respect to pricing, entry of new competitors and the development of new products or services by new and existing competitors;

●	absolute and relative performance of our products or services;

●	the effect of changing economic conditions;

●	the ability of the Company to attract and retain quality employees and management;

●	the current global recession and financial uncertainty;

●	uncertainties due to the current pandemic COVID-19 virus on the global market and its possible impact on the Company’s business; and

●	other risks which may be described in our future filings with the U.S. Securities and Exchange Commission (“SEC”).

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

On December 12, 2017, we incorporated a United Kingdom company under the name of Argentum 47 Financial Management Limited (“Argentum FM”). Argentum FM is a wholly owned subsidiary of the Company. Argentum FM was formed to serve as a holding company for the acquisition of United Kingdom based advisory firms. During 2020, the Company intends to acquire more licensed financial advisory firms.

On January 12, 2018, the Company secured a 12-month fixed price convertible loan from Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately U.S. $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date by issuing shares of common stock at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company received $400,000 under this loan, which including the accrued interest of $24,000 was converted into 21,200,000 shares of the Company’s common stock on January 14, 2019.

On January 12, 2018, the Company secured a 12-month fixed price convertible loan from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately U.S. $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date, by issuing shares of common stock at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company received $100,000 under this loan, which including the accrued interest of $6,000 was converted to 5,300,000 common shares of the Company on January 24, 2019.

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

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, on March 18, 2019, in order to fully concentrate on its core business of Independent Financial Advisory services and Consultancy Business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” (with an effective date of March 31, 2019). As a result of this decision to liquidate the subsidiary, the Board of Directors also decided to discontinue its Human Resources and Placement business in Dubai. On February 11, 2020, the deregistration and liquidation process of our Dubai subsidiary was formally completed.

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

Cheshire Trafford currently has four full time employees and in excess of 430 clients.

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

The purchase consideration is payable in three tranches. The first and initial tranche of U.S. $175,710 (132,362 GBP) was paid upon closing of the transaction. The second tranche of U.S. $170,542 (128,469 GBP) would be due 18 months after the closing. The August 31, 2018 acquisition agreement contemplated that the third and final tranche payment of U.S. $170,542 (128,469 GBP) that is due 36 months after the closing could be adjusted down (but not increased). This adjustment would only happen if Cheshire Trafford’s trail or recurring revenues between August 1, 2018 and July 31, 2019 (agreed testing period) was less than the “Recurring Target” of 144,185 GBP or, at current exchange rates, $168,365. At December 31, 2019, management carried out this testing and determined that the fair value of third and final tranche payment will be reduced by approximately $100,000.

The funds for the first tranche were obtained via a June 8, 2018 loan in the amount of U.S. $735,000 from the Xantis Aion Securitisation Fund, as previously reported in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on June 11, 2018.

On December 18, 2019, the Company secured a 24-month convertible loan, from Aegeus Securitization Fund (Luxembourg), for 500,000 Great Britain Pounds (equivalent to approximately $658,200) carrying an interest at the rate of 6% per annum. The lender has an option to convert this note into common stock of the Company after (2) years and one (1) day from December 18, 2019 at a conversion price equivalent to the closing market price two days prior the new conversion date. Aegeus Securitization Fund and Xantis AION Securitization Fund both have the same fund administrators, Xantis S.A., hence Aegeus Securitization Fund is treated as a related party of the Company as at December 31, 2019. The Company simultaneously also entered into a Receivables Assignment Agreement whereby an amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired will be securitized to the lender. Pursuant to the terms of this Assignment Agreement, the Company assigned its receivables for the period from June 2020 to May 2025 to the lender. To date, the Company has received GBP 250,000 (equivalent to approximately $329,000) under this loan.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of December 31, 2018, we had 525,534,409 shares of common stock issued and outstanding. As of December 31, 2019, we had 590,989,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of December 31, 2018, and 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of December 31, 2018, and 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,200,000 shares of which were issued and outstanding. In March 2020, we issued an additional 100,000 shares of Series “C” Preferred Stock to Mr. Nicholas Tuke, our new Chief Executive Officer, so we currently have a total of 3,300,000 shares of Series “C” Preferred Stock issued and outstanding on the date of this report. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,700,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, if we have more than U.S.$700 million in market value of our stock held by non-affiliates, or if we issue more than U.S.$1 billion of non-convertible debt over a three-year period. We may take advantage of these exemptions until the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of our common equity securities in an effective registration statement under the Securities Act of 1933, as amended. Note: To date, we have not sold or issued any of our common equity securities under an effective Form S-1, Form S-3, Form S-4 or Form S-8 or other form of registration statement under the Securities Act of 1933, as amended. We may choose to take advantage of some but not all of these reduced burdens in the future. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant Section 107(b) of the JOBS Act.

FUND MANAGEMENT

In common with the overall financial services sector, the micro fund management market is undergoing significant changes. We intend to take advantage of these changes and acquire a significant selection of international and United Kingdom based financial advisory firms with funds under administration. These acquisitions will form part of Argentum 47 Financial Management Limited, which is under one efficient and cost-effective umbrella. Argentum 47 Financial Management Limited’s wholly owned subsidiary, Cheshire Trafford (U.K.) Limited currently has approximately 430 clients that have authorized our company to administrate between $8,000 and $650,000 of their money, the total representing tens of millions of dollars of funds under administration.

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

After the acquisition of Cheshire Trafford U.K. Limited on August 1, 2018, the Company also gained access to the Cheshire Trafford U.K. Limited’s client’s database, currently comprised of more than 430 individual clients, which are now part of our insurance brokerage business segment.

OUR BUSINESS IN 2019

Since August 1, 2018, the Company operated in two reportable business segments:

1)	Management Consultancy Services (the “Consultancy” segment); and

2)	A segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products.

Both business segments are managed separately based on the fundamental differences in their operations and locations.

Under the Consultancy segment, we have three distinct divisions (none of which will be treated as a segment for financial reporting purposes):

1.	Introducers Network. We have developed and continue to develop several finance professionals, accountants, attorneys and financial advisers who will introduce us to their clients. We will review businesses introduced to us through these introducers and we will compensate them in manners “to be determined” based on the event that we are engaged to assist the companies they introduce to us.

2.	Project Review. Our management team and advisors will carefully review and vet each business plan and opportunity submitted to us. Our management team and advisors will determine which services we can offer these clients and assess the potential propositions to best assist our clients in achieving their goals.

3.	Placing. Working with our business associates in Dubai, Europe and the United States, we will use our best efforts to assist our clients with listings on stock exchanges in these cities and countries in order to maximize their exposure to capital markets and to access funding via debt and equity offerings.

FUTURE PLANS

Our specific plan of operations and milestones from March 2020 through March 2021 are as follows:

1.	CONTINUE TO DEVELOP AND GROW ALREADY ACQUIRED IFA BUSINESSES – CHESHIRE TRAFFORD (U.K.) LIMITED.

In January 2020, we revised the Terms of Business that we send out to all current and new clients. This revision contemplates offering these clients two types of services packages, “Basic” and “Comprehensive,” at a fee rate of 0.75% per annum (a minimum annual fee of 750 GBP or $980) and 1% per annum (a minimum annual fee of 1,000 GBP or $1,300), respectively. The “Basic” service package is what we are legally obliged to offer under U.K. FCA guidelines and the “Comprehensive” service package is much more complete and contemplates additional added value for the client. Within the revised Terms of Business, we have also implemented an upfront 3% fee that is payable by each new client that is onboarded to our client base. Both the upfront fee and annual fee are based on the amount of Funds that legacy clients and new clients authorize our Company to Administrate and ultimately look after their financial affairs.

So far this year, we have 25 new business clients that have sent us signed letters of authority and wish to engage our Company. Most of these new clients have opted for the “Comprehensive” service package. It is important to note that the Funds that we currently administrate range from $8,000 to $650,000 per client (equivalent to 6,000 GBP to 500,000 GBP) and that we have calculated that the average amount of Funds that we administrate per client, taking into consideration our historical data, is approximately $72,500.

Our goal for 2020, is to attract at least 100 new business clients (25 of which already are in the process of being onboarded as new business clients) hence our intent is to raise the Funds that we currently administrate by between $7.25 million to up $10 million. Between the 3% initial upfront fee and the ongoing/recurring 1% or 0.75% administration fee, we are aiming to raise our gross income by at least $250,000 on the low side and up to $400,000 on the high side in 2020. This uplift in gross revenue would represent 2 to 3 times the currently gross income.

Finally, it is our intent in 2020 to continue to leverage the licenses that we now own as believe that we can significantly increase our business and revenues at very little extra cost and improve profitability.

2.	SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION

The Company is looking into entering a long-term funding agreement up to $10 million U.S. Dollars with a with a new European based Regulated Fund in order to accelerate our inorganic growth and acquisition plan with a view to consolidate our Company in the marketplace. Currently all negotiations are verbal negotiations.

3.	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH FUNDS UNDER ADMINISTRATION:

During the year ended December 31, 2019, management commenced certain negotiations to acquire 100% of an Independent Financial Advisory (IFA) firm based in London (United Kingdom). This targeted IFA currently has 136 Million GBP (approximately U.S. $179 Million) of Funds under Administration and historical recurring revenues of a little more than One Million GBP (approximately U.S. $1.32 million). However, we do not currently have any written agreements as management is still in verbal negotiations with the owners of this IFA.

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

The acquisition of these entities will open a new network for the services of:

o	New capital markets clients.
o	Distribution of new funds / products.
o	Maximizing the current books of business being bought.
o	Expand and thus increase business via more financial advisors.
o	Seek products that offer both a minimum of 1% trail (recurring) income and a secure risk averse home for clients’ funds.
o	Seek cost savings, where possible, due to elimination of duplicate services.
o	Implement rapid and efficient systems in order to allow information to flow to the clients and to management more effectively.
o	Acquiring smaller, active client banks into our licenses and procedures for cost effective growth.

4.	COMMENCE A TARGETED MARKETING PLAN

During 2020, our United Kingdom regulated business, Cheshire Trafford (U.K.) Limited, will continue with the direct marketing campaign that commenced in the second quarter of 2019, within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign, the website and marketing of the Company will be refocused with a completely new image based around “Over 40 years of serving the community.” Two days per month in our office in the United Kingdom, we will offer free consultation to prospective clients that come and visit us, thus enabling us to potentially recruit them as new clients.

5.	FURTHER EXPAND OUR RANGE OF SERVICES TO OUR FINANCIAL SERVICES CLIENTS

We will bring additional products to the client bank in order to maximize the potential returns per client with complementary products such as mortgages, trusts and more attractive funds.

6.	CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the Creditum Limited´s shares on the London Stock Exchange (“LSE”). Management believes that this public listing should be fully executed and finalized by sometime in the year 2020.

COMPETITION

We face intense competition in every aspect of our business, and particularly from other firms that offer management, compliance and other consulting services to private and public companies. We would prefer to accept a relatively low cash component as our fee for management consulting and regulatory compliance services and take a greater portion of our fee in the form of restricted shares of our private clients’ common stock. We also face competition from many consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other management consulting and regulatory compliance services firms similar to ours. Many of our competitors have greater financial and management resources and some have greater market recognition than we do. There are many institutions around the globe that are executing a roll-up strategy by acquiring Financial Advisory firms around the world; hence, we will face completion, but we believe that there is plenty of room for our Company to compete within the Financial Advisory world.

REGULATORY REQUIREMENTS.

Regarding the Corporate Consultancy Service segment of our business, we are not required to obtain any special licenses, nor meet any special regulatory requirements before establishing our business, other than a simple business license. If new government regulations, laws, or licensing requirements are passed that would restrict or eliminate delivery of any of our intended products, then our business may suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future that would reasonably be expected to have a material impact on our sales, revenues, or income from our business operations. Furthermore, we are not a broker-dealer. We are not an investment adviser or an investment company. We are not a hedge fund or a mutual fund or any similar type of fund.

Regarding the Independent Financial Advisory (IFA) segment of our business, our subsidiary Cheshire Trafford UK Limited is required to be fully registered and licensed by the United Kingdom Financial Conduct Authority (FCA).

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

DEPENDENCE ON KEY EMPLOYEES.

The Company is heavily dependent on the abilities of our newly appointed President and CEO, Mr. Nicholas Tuke, and our Chief Financial Officer, Enzo Taddei. The loss of the services of Mr. Tuke and/or Mr. Taddei would seriously undermine our ability to carry out our business plan.

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

AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARE TO BE PROFITABLE.

The corporate consulting and funds management businesses are intensely competitive and due to our small size and limited resources, we may be at a competitive disadvantage, especially as a public company. There are several firms offering similar services. Many of our competitors have proven track records and substantial human and financial resources, as opposed to our Company who has limited human resources and little cash. Also, the financial burden of being a public company, which will cost us approximately U.S.$65,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002, will strain our finances and stretch our human resources to the extent that we may have to price our consultancy service fees higher than our non-publicly held competitors just to cover the costs of being a public company.

WE ARE VULNERABLE TO THE CATASTROPHIC EVENTS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY AND ABILITY TO CARRY OUT OUR BUSINESS PLAN.

We are potentially vulnerable to catastrophic events that could affect our profitability and our ability to carry out our business plan. For example, sudden disruptions in business conditions may result from terrorist attacks similar to the events of September 11, 2001 in the United States, many other terrorist attacks in Europe and the United States in the past three years, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, chaotic immigration problems in Europe, adverse weather conditions or other natural disasters, such as hurricanes and tsunamis, pandemic situations such as the current COVID-19 virus spreading around the world, interruptions to the Internet or large scale power outages can have a short term or, sometimes, long term impact on spending.

BECAUSE OUR FORMER BUSINESS MODEL ANTICIPATED OUR RECEIVING EQUITY STAKES IN OUR CLIENTS, MOST OF WHOM WERE DEVELOPMENT STAGE COMPANIES, WE MAY NOT BE ABLE TO RESELL SUCH EQUITY AT SUITABLE PRICES, IF AT ALL, WHICH COULD MATERIALLY IMPACT OUR EARNINGS AND ABILITY TO REMAIN IN BUSINESS.

Our former business model anticipated that we would receive, as partial compensation for our consulting services, equity stakes in our clients, many of whom were development stage companies. We valued those equity stakes at the time we received them. Investments in development stage companies are risky because many of such companies’ securities are illiquid, thinly traded (if at all) and the value of such securities will be subject to adjustments should the value of such securities decline, should such securities be delisted from an exchange or cease being quoted on a stock quotation medium or should such businesses fail, which could cause us to write-down or write-off the value of such securities and result in a negative impact to our earnings and possibly cause us to cease or curtail our operations.

OUR SHAREHOLDERS MAY BE DILUTED THROUGH OUR EFFORTS TO OBTAIN FINANCING, FUND OUR OPERATIONS AND SATISFY OUR OBLIGATIONS THROUGH ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We will likely have to issue additional shares of our common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock issued in lieu of cash. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 359,010,591 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

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

We have 45,000,000 shares of Series “B” Preferred Stock outstanding at this time, which shares are owned by our management. We have 3,300,000 shares of Series “C” Preferred Stock outstanding at this time, 2,900.000 of which shares are owned by our management. All shares of our Series “B” and “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, such shares cannot be sold or converted into common stock on any prior date.

We have an additional 1,700,000 shares of Series “C” Preferred Stock authorized and designated, but not issued or outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any property. Our executive offices are located at 34 St. Augustine’s Gate, Hedon, HU12 8EX, Hull, United Kingdom; we pay a monthly rent of U.S. $1,230 (1,000 GBP) for this office. Mr. Nicholas Tuke, our President and Chief Executive Officer and Mr. Peter Smith, a member of the Board of Directors, are both based in the United Kingdom, and Mr. Enzo Taddei, our Chief Financial Officer, is based on mainland Europe.

ITEM 3. LEGAL PROCEEDINGS.

We are not subject to any other pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of December 31, 2019, the Company’s Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol ARGQ. The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2019	High	Low
First Quarter (1)	$0.0042	$0.0029
Second Quarter (1)	$0.0048	$0.0031
Third Quarter (1)	$0.0039	$0.0022
Fourth Quarter (1)	$0.0037	$0.0022

Fiscal 2018	High	Low
First Quarter(1)	$0.0071	$0.0035
Second Quarter (1)	$0.0070	$0.0038
Third Quarter (1)	$0.0084	$0.0040
Fourth Quarter (1)	$0.0061	$0.0022

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “Penny Stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

HOLDERS.

As of the date of this filing, there were 89 record holders of the shares of the Company’s issued and outstanding Common Stock.

DIVIDENDS.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

SECURITIES ISSUED IN 2020

In March 2020, the Company issued 100,000 shares of Series “C” Preferred Stock to Nicholas Tuke, our new Chief Executive Officer, as a signing bonus.

All of the foregoing stock was issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4.(a)(2) of the 33 Act and/or the exclusion from registration requirements of the 33 Act provided by Regulation S promulgated under the 33 Act.

SECURITIES ISSUED IN 2019

On January 14, 2019, the Company issued 21,200,000 common shares valued at a contractually agreed value of $0.02 per share or $424,000 (including $400,000 of principal and $24,000 of accrued interest) to Xantis Aion Securitisation Fund (at Xantis Private Equity Fund´s request) upon conversion of a convertible promissory note.

On January 24, 2019, the Company issued 5,300,000 common shares valued at a contractually agreed value of $0.02 per share or $106,000 (including $100,000 of principal and $6,000 of accrued interest) to William Marshal Plc. upon conversion of a convertible promissory note.

On June 9, 2019, the Company issued 38,955,000 common shares valued at a contractually agreed value of $0.02 per share or $779,100 (including $735,000 of principal and $44,100 of accrued interest) to Xantis Aion Securitisation Fund upon conversion of a convertible promissory note.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on our intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers,
●	uncertainties due to the current pandemic COVID-19 virus on the global market and its possible impact on the Company’s business, and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A.	Critical accounting estimates and policies.
B.	Business overview.
C.	Results of operations for the years ended December 31, 2019 and 2018.
D.	Financial condition as at December 31, 2019 and 2018.
E.	Liquidity and capital reserves.
F.	Business development.

A.	Critical Accounting Estimates and Policies:

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.

We believe that the critical accounting policies set forth in the accompanying consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting policies pertain to revenues recognition, valuation of investments, convertible notes and derivatives and stock-based compensation.

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

On January 12, 2018, the Company secured a 12-month fixed price convertible loan from Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (equivalent to approximately U.S. $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date by issuing shares of common stock at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company received $400,000 under this loan, which including the accrued interest of $24,000 was converted into 21,200,000 shares of the Company’s common stock on January 14, 2019.

On January 12, 2018, the Company secured a 12-month fixed price convertible loan from William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for a maximum of 2,000,000 Great Britain Pounds (equivalent to approximately U.S. $2,680,000) carrying an interest at the rate of 6% per annum. The Company has a right to pay this note on the maturity date, by issuing shares of common stock at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company received $100,000 under this loan, which including the accrued interest of $6,000 was converted to 5,300,000 common shares of the Company on January 24, 2019.

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

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, on March 18, 2019, in order to fully concentrate on its core business of Independent Financial Advisory services and Consultancy Business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” (with an effective date of March 31, 2019). As a result of this decision to liquidate the subsidiary, the Board of Directors also decided to discontinue its Human Resources and Placement business in Dubai. On February 11, 2020, the deregistration and liquidation process of our Dubai subsidiary was formally completed.

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

Cheshire Trafford currently has four full time employees and approximately 430 clients that have authorized our company to administrate between $8,000 and $650,000 of their money.

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

The purchase consideration is payable in three tranches. The first and initial tranche of U.S. $175,710 (132,362 GBP) was paid upon closing of the transaction. The second tranche of U.S. $170,542 (128,469 GBP) would be due 18 months after the closing. The August 31, 2018 acquisition agreement contemplated that the third and final tranche payment of U.S. $170,542 (128,469 GBP) that is due 36 months after the closing could be adjusted down (but not increased). This adjustment would only happen if Cheshire Trafford’s trail or recurring revenues between August 1, 2018 and July 31, 2019 (agreed testing period) was less than the “Recurring Target” of 144,185 GBP or, at current exchange rates, $168,365. At December 31, 2019, management carried out this testing and determined that the fair value of third and final tranche payment will be reduced by approximately $100,000.

The funds for the first tranche were obtained via a June 8, 2018 loan in the amount of U.S. $735,000 from the Xantis Aion Securitisation Fund, as previously reported in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on June 11, 2018.

On December 18, 2019, the Company secured a 24-month convertible loan, from Aegeus Securitization Fund (Luxembourg), for 500,000 Great Britain Pounds (equivalent to approximately $658,200) carrying an interest at the rate of 6% per annum. The lender has an option to convert this note into common stock of the Company after (2) years and one (1) day from December 18, 2019 at a conversion price equivalent to the closing market price two days prior the new conversion date. Aegeus Securitization Fund and Xantis AION Securitization Fund both have the same fund administrators, Xantis S.A., hence Aegeus Securitization Fund is treated as a related party of the Company as at December 31, 2019. The Company simultaneously also entered into a Receivables Assignment Agreement whereby an amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired will be securitized to the lender. Pursuant to the terms of this Assignment Agreement, the Company assigned its receivables for the period from June 2020 to May 2025 to the lender. To date, the Company has received GBP 250,000 (equivalent to approximately $329,000) under this loan.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of December 31, 2018, we had 525,534,409 shares of common stock issued and outstanding. As of December 31, 2019, we had 590,989,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of December 31, 2018, and 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of December 31, 2018, and 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,200,000 shares of which were issued and outstanding. In March 2020, we issued an additional 100,000 shares of Series “C” Preferred Stock to Mr. Nicholas Tuke, our new Chief Executive Officer, so we currently have a total of 3,300,000 shares of Series “C” Preferred Stock issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,700,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

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

C.	Results of operations for the years ended December 31, 2019 and 2018:

The Company had revenues from continuing operations amounting to $112,080 and $98,613, respectively, for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018	Changes

Revenue from continuing operations	$112,080	$98,613	$13,467
	$112,080	$98,613	$13,467

During the year ended December 31, 2019, we generated all our revenue from our insurance brokerage business segment amounting to $112,080, while during the comparative year ended December 31, 2018, we recognized a revenue from continuing operations from following business segments:

a)	$32,000 was recognized as revenue from continuing operations for services rendered to various clients related to our consultancy business segment.
b)	$66,613 was recognized as revenue from continuing operations for services rendered to various clients related to our insurance brokerage business segment.

For the years ended December 31, 2019 and 2018, the Company had the following concentrations of revenues with customers from continuing operations:

Customer	Location	December 31, 2019	December 31, 2018

DUO	Sri Lanka	0%	2.03%
GRL	United Kingdom	0%	30.42%
CT clients (see below)	United Kingdom	100%	67.55%
		100%	100%

During the year ended December 31, 2019 and post-acquisition five months ended December 31, 2018, the Company had following concentrations of revenues regarding insurance brokerage business, which was 100% and 67.55% of the consolidated revenues of the Company, respectively:

	Year ended December 31, 2019	Five months ended December 31, 2018

Initial advisory fees	3.81%	30.06%
Ongoing advisory fees	29.50%	10.57%
Renewal commissions	5.80%	17.57%
Trail or recurring commissions	60.28%	39.85%
Other revenue	0.61%	1.95%
	100%	100%

The total operating expenditures of continuing operations amounted to $730,902 and $1,130,190, respectively, for the years ended December 31, 2019 and 2018. The following table sets forth the Company’s operating expenditure analysis for both years:

	December 31, 2019	December 31, 2018	Change

General and administrative expenses	$162,655	$133,440	$29,215
Compensation	380,770	645,769	(264,999)
Professional services	162,078	309,648	(147,570)
Depreciation	2,586	1,828	758
Amortization of intangibles	22,813	9,505	13,308
Bad debt expense	-	30,000	(30,000)
Total operating expenses of continuing operations	$730,902	$1,130,190	$(399,288)

During the year ended December 31, 2019, total operating expenses from continuing operations decreased by $399,288 from the comparative year ended December 31, 2018. The decrease is mainly due to a decrease in the compensation expense in 2018 as all of the officers and directors received additional stock-based compensation of $160,000 in the form of shares of Series “C” Preferred Stock in lieu of accrued salaries. There was no such stock-based compensation given during the current year ended December 31, 2019. Furthermore, in September 2019, both of the officers and directors of the Company renewed their employment agreements at a reduced salary, resulting in a decrease in salaries expense during the year ended December 31, 2019 amounting to $100,000. Also, there was a decrease of $147,570 in the professional services because the Company received services related to introduction of new business and acquisition targets during the year ended December 31, 2018. There were no such professional services received during the year ended December 31, 2019.

The loss from continuing operations for the years ended December 31, 2019 and 2018, was $618,822 and $1,031,577, respectively.

The Company´s other income / (expenses) of continuing operations, net for the years ended December 31, 2019 and 2018, were $(1,216,146) and $(479,254), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2019	December 31, 2018	Changes
Interest expense	$(65,408)	$(68,537)	$3,129
Change in fair value of acquisition payable	(11,206)	(7,561)	(3,645)
Amortization of debt discount	(130,422)	(120,505)	(9,917)
Loss on available for sale securities, net	(1,084,168)	(501,334)	(582,834)
Gain on extinguishment of debt and other liabilities	2,500	224,046	(221,546)
Gain on revaluation of payable for acquisition	67,897	-	67,897
Other income	-	317	(317)
Exchange rate gain / (loss)	4,661	(5,680)	10,341
Total other (expenses) / other income of continuing operations	$(1,216,146)	$(479,254)	$(736,892)

During the year ended December 31, 2019, our total other expenses increased by $736,892 when compared to our total other income (expenses) for the year ended December 31, 2018. This increase was mainly due to the fact that during the year ended December 31, 2019 and 2018, the Company recorded a net loss on available for sale securities amounting to $1,084,168 and $501,334, respectively. This resulted in an increase in other expenses amounting to $582,834. In addition, the Company recorded a gain on extinguishment of debt and other liabilities of $224,046 during year ended December 31, 2018, while the Company only recorded a gain on debt extinguishment of $2,500 during the year ended December 31, 2019. This resulted in an increase in other expense of $221,546. The Company also revalued fair value of contingent acquisition payable as at December 31, 2019 which resulted in a gain on revaluation of payable for acquisition of $67,897 during the year ended December 31, 2019.

The net loss from continuing operations for the year ended December 31, 2019 and 2018, was $1,834,968 and $1,510,831, respectively.

Net loss from discontinued operations for the year ended December 31, 2019 and 2018 amounted to $35,005 and 109,668, respectively.

Net loss for the year ended December 31, 2019 and 2018 amounted to $1,869,973 and 1,620,499, respectively.

The comprehensive loss for the years ended December 31, 2019 and 2018 amounted to $1,889,113 and $1,607,027, respectively. The Company’s other comprehensive loss includes (loss) / gain recorded on foreign currency translation of $(19,140) and $13,472 for the years ended December 31, 2019 and 2018, respectively.

	December 31, 2019	December 31, 2018
Comprehensive income (loss):
Net loss	$(1,869,973)	$(1,620,499)
Gain on foreign currency translation	(19,140)	13,472
Comprehensive (loss) / income	$(1,889,113)	$(1,607,027)

At December 31, 2019 and December 31, 2018, the Company had 590,989,409 and 525,534,409 common shares issued and outstanding, respectively. The weighted average number of common shares outstanding for the years ended December 31, 2019 and 2018 was 573,178,505 and 525,534,409 common shares, respectively. Hence, the net loss per share at December 31, 2019 and 2018 was $(0.00) and $(0.00), respectively.

D.	Financial condition as at December 31, 2019 and 2018:

Assets:

The Company reported total assets of $1,079,648 and $2,156,054 as of December 31, 2019 and December 31, 2018, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $204,239 and $1,458,848 as at December 31, 2019 and December 31, 2018, respectively.

At December 31, 2019 and December 31, 2018, our non-current assets included fixed assets, right of use leased asset, intangibles and goodwill. Fixed assets were comprised of office equipment having a net book value of $3,672 and $5,180 as at December 31, 2019 and December 31, 2018, respectively. Right-of-use leased asset at December 31, 2019 amounting to $75,786 represents fair value of our UK office lease for a period of six years. Intangibles of $309,876 and $332,689 as at December 31, 2019 and 2018, respectively, included fair value of customer list that was recognized as part of the business combination. We also recorded goodwill of $142,924 as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired at the date of acquisition. Furthermore, our current assets at December 31, 2018 amounted to $1,675,261, and at December 31, 2019, these current assets amounted to $547,390 comprised of cash of $326,245, accounts receivable of $7,422, prepaid and other current assets of $9,484 and marketable securities valued at fair value of $204,239.

Liabilities:

Our current liabilities at December 31, 2018 totaled $2,450,149. At December 31, 2019, the Company reported its current liabilities amounting to $1,128,476, which represents a decrease of 54%. This decrease was due to the Company converting three of its convertible debts into its common stock during the year ended December 31, 2019. All our current liabilities reported at December 31, 2019 mainly include third party debt which is due to various lenders, short term payable for acquisition, current portion of operating lease liability, trade creditors and payables to related parties on account of accrued salaries and expenses and notes payable.

Following is the summary of all notes, net of debt discount and debt issue costs, including the accrued interest as at December 31, 2018:

Date of Note	Total Debt	Remarks
October 17, 2013	$277,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
January 17, 2018	421,777	Fixed price convertible and non-collateralized
January 23, 2018	105,819	Fixed price convertible and non-collateralized
June 8, 2018	709,186	Fixed price convertible and non-collateralized
October 10, 2018	578,269	Fixed price convertible and non-collateralized
Balance, December 31, 2018	$2,130,664

Following is the summary of all notes, net of debt discount, including the accrued interest as at December 31, 2019:

Date of Note	Total Debt	Remarks
October 17, 2013	$268,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
October 10, 2018 (Related party)	701,132	Convertible and non-collateralized
December 20, 2019 (Related party)	329,749	Convertible and collateralized from June 2020 to May 2025 to the amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired
Balance, December 31, 2019	$1,337,495

The Company’s long term liabilities amounted to $1,109,012 as at December 31, 2019 relating to long term payable for acquisition, long term convertible notes and a long term lease liability for UK office, while at December 31, 2018, the Company reported a long term liability of $283,732 on account of fair value of the contingent purchase consideration for the acquisition of Cheshire Trafford.

Stockholders’ Deficit:

At December 31, 2018, the Company had Stockholders´ Deficit of $577,827. At December 31, 2019, the Company had Stockholders´ Deficit of $1,157,840. We reported accumulated other comprehensive (loss) / income of $(5,548) and $13,592 as at December 31, 2019 and December 31, 2018, respectively.

The Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding at December 31, 2019 and December 31, 2018, respectively. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as at December 31, 2019 and December 31, 2018. The Company further had issued and outstanding 3,200,000 shares of Series “C” Convertible Preferred Stock as at December 31, 2019 and December 31, 2018, respectively.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,869,973 and net cash used in operations of $346,645 for the year ended December 31, 2019; working capital deficit, stockholder’s deficit and accumulated deficit of $581,086, $1,157,840 and $13,223,188 as of December 31, 2019. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Maximizing the revenues of Cheshire Trafford (U.K.) Limited, the Independent Financial Advisory firm we acquired on August 1, 2018, by way of servicing the current client base in the most professional and efficient manner possible.
b)	Organically growing the amount of Funds under Administration of Cheshire Trafford (U.K.) Limited to new and higher levels.
c)	Consummating and executing all current engagements related to the business consulting division.
d)	Continually engaging with new clients via our business consulting division.
e)	Continuing to source funding, via equity or debt, for acquisition, growth and working capital from one or various European Funds.
f)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.
g)	Sell the Company´s marketable securities, if and, when possible.

In January of 2018, the Company secured two funding agreements, one with Xantis Private Equity Fund (Luxembourg) for a minimum of 2,000,000 Great Britain Pounds (approximately $2.68 million at the time) and another with William Marshal Plc., a United Kingdom Public Limited Company listed on the Cyprus Public Exchange Emerging Companies Market, for up to a further 2,000,000 Great Britain Pounds (approximately $2.68 million at the time). The Company has a unilateral right to pay each Note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received an aggregate of $500,000 from Xantis Private Equity Fund and William Marshal Plc. During the year ended December 31, 2019, these loans and accrued interest were converted into 26,500,000 shares of the Company’s common stock ($0.02 per shares as contractually agreed).

In June of 2018, the Company secured another funding agreement with Xantis AION Securitisation Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately U.S. $1.94 million at the time). The Company has a unilateral right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $1,388,040 under this loan, of which $735,000 and related accrued interest was converted into 38,955,000 shares of the Company’s common stock during the year ended December 31, 2019.

The remaining funding received from Xantis Aion Securitisation Fund on October 10, 2018 amounting to $653,040, represents 29% of the Company’s total liabilities as of December 31, 2019. The management has recently negotiated revised terms for this funding with the lender whereby the Company has deferred the conversion of the second tranche of the June 6, 2018 funding agreement for a further two (2) years and one (1) day from December 13, 2019. The conversion price of the second tranche of the June 6, 2018 funding agreement into equity of the Company will be equivalent to the closing market price two days prior the new conversion date.

In December of 2019, the Company secured a two-year funding agreement with Aegeus Securitisation Fund (Luxembourg) for a minimum of 500,000 Great Britain Pounds (equivalent to approximately U.S. $658,200 at the time) carrying an interest at the rate of 6% per annum. The lender has a sole discretion to convert the loan into common shares of the Company, 2 years and 1 day from the execution date of funding agreement, at a conversion price equal to the closing market price of the Company’s common stock on the OTCBB 2 trading days prior to the conversion. To date, the Company has received $329,100 under this loan.

The accounts payable and accrued liabilities due to related parties currently amount to $458,518. These accounts payable and accrued liabilities due to related parties represent 41% of the Company’s current liabilities and is primarily due to management. It is important to note that this related party debt can or may be forgiven by management or alternatively converted into equity at any time, if required.

These obligatory conversions of debt into equity and the possibility of forgiveness of the related party debt are both factors that will help towards mitigating the risks of not being able to continue operating as a Going Concern.

During 2018, the Company´s management decided to implement its inorganic growth plan hence commenced to target the acquisition of various licensed financial advisory firms with millions of U.S. Dollars of funds under administration.

On August 1, 2018, the Company acquired its first financial advisory firm that administrated approximately U.S. $44,000,000 and its intent is to continue growing these funds under administration organically (internal growth of the business acquired) and inorganically (by way of acquiring more independent financial advisory firms when the correct opportunities arise).

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

Finally, any short fall in our projected operating revenues will be covered by:

●	The cash fees and commissions received by our subsidiary Cheshire Trafford UK Limited.
●	Receiving short term loans from one or more of our directors even though at the present time, we do not have verbal or written commitments from any of our directors to lend us money.
●	Continuing to receive capital funding from any of the lenders that have a contractual agreement in place with the Company.
●	Liquidating (selling), when necessary, part or all our investments and/or Marketable Securities.

F.	Business Development:

MILESTONES FOR 2020-2021:

Our specific plan of operations and milestones from March 2020 through March 2021 are as follows:

1)	CONTINUE TO DEVELOP AND GROW ALREADY ACQUIRED IFA BUSINESSES – CHESHIRE TRAFFORD (U.K.) LIMITED.

In January 2020, we revised the Terms of Business that we send out to all current and new clients. This revision contemplates offering these clients two types of services packages, “Basic” and “Comprehensive” at a fee rate of 0.75% per annum (a minimum annual fee of 750 GBP or $980) and 1% per annum (a minimum annual fee of 1,000 GBP or $1,300), respectively. The “Basic” service package is what we are legally obliged to offer under U.K. FCA guidelines and the “Comprehensive” service package is much more complete and contemplates additional added value for the client. Within the revised Terms of Business, we have also implemented an upfront 3% fee that is payable by each new client that is onboarded to our client base. Both the upfront fee and annual fee are based on the amount of Funds that legacy clients and new clients authorize our Company to Administrate and ultimately look after their financial affairs.

So far this year, we have 25 new business clients that have sent us signed letters of authority and wish to engage our Company. Most of these new clients have opted for the “Comprehensive” service package. It is important to note that the Funds that we currently administrate range from $8,000 to $650,000 per client (equivalent to 6,000 GBP to 500,000 GBP) and that we have calculated that the average amount of Funds that we administrate per client, taking into consideration our historical data, is approximately $72,500.

Our goal for 2020 is to attract at least 100 new business clients (25 of which already are in the process of being onboarded as new business clients); hence, our intent is to raise the Funds that we currently administrate by between $7.25 million to up $10 million. Between the 3% initial upfront fee and the ongoing/recurring 1% or 0.75% administration fee, we are aiming to raise our gross income by at least $250,000 on the low side and up to $400,000 on the high side in 2020. This uplift in gross revenue would represent 2 to 3 times the current gross income.

Finally, it is our intent in 2020 to continue to leverage the licenses that we now own as believe that we can significantly increase our business and revenues at very little extra cost and improve profitability.

2)	SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION

The Company is looking into entering a long-term funding agreement up to $10 million U.S. Dollars with a with a new European based Regulated Fund in order to accelerate our inorganic growth and acquisition plan with a view to consolidate our Company in the marketplace. Currently all negotiations are verbal negotiations.

3)	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH FUNDS UNDER ADMINISTRATION:

During the year ended December 31, 2019, management commenced certain negotiations to acquire 100% of an Independent Financial Advisory (IFA) firm based in London (United Kingdom). This targeted IFA currently has 136 Million GBP (approximately U.S. $179 Million) of Funds under Administration and historical recurring revenues of a little more than One Million GBP (approximately U.S. $1.32 million). However, we do not currently have any written agreements as management is still in verbal negotiations with the owners of this IFA.

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

The acquisition of these entities will open a new network for the services of:

o	New capital markets clients.
o	Distribution of new funds / products.
o	Maximizing the current books of business being bought.
o	Expand and thus increase business via more financial advisors.
o	Seek products that offer both a minimum of 1% trail (recurring) income and a secure risk averse home for clients’ funds.
o	Seek cost savings, where possible, due to elimination of duplicate services.
o	Implement rapid and efficient systems in order to allow information to flow to the clients and to management more effectively.
o	Acquiring smaller, active client banks into our licenses and procedures for cost effective growth.

4)	COMMENCE A TARGETED MARKETING PLAN

During 2020, our United Kingdom regulated business, Cheshire Trafford (U.K.) Limited, will continue with the direct marketing campaign that commenced in the second quarter of 2019, within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign, the website and marketing of the Company will be refocused with a completely new image based around “Over 40 years of serving the community.” Two days per month in our office in the United Kingdom, we will offer free consultation to prospective clients that come and visit us, thus enabling us to potentially recruit them as new clients.

5)	FURTHER EXPAND OUR RANGE OF SERVICES TO OUR FINANCIAL SERVICES CLIENTS

We will bring additional products to the client bank in order to maximize the potential returns per client with complementary products such as mortgages, trusts and more attractive funds.

6)	CAPITAL MARKETS

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. During our assessment of our internal control over financial reporting as of December 31, 2019, no material weaknesses were found.

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

The names, addresses, ages and positions of our current officers, directors and key employees are set forth below:

		First Year
Name	Age	as Director	Position

Peter James Smith	52	2010	Director

Enzo Taddei	47	2011	Chief Financial Officer, Secretary and Director

Nicholas Paul Tuke	51	2020	President and Chief Executive Officer

The persons named above were elected to hold their offices until the next annual meeting of our stockholders.

NICHOLAS PAUL TUKE - PRESIDENT, CHIEF EXECUTIVE OFFICER

Mr. Nicholas Paul Tuke was appointed as our President and Chief Executive Officer on February 1, 2020. He has more than 30 years’ experience within the financial services industry, both in retail and institutional sales. He started his career in 1986 as an assistant Gilt broker for Charles Fulton I.D.B. in London, England. In 1991, Nicholas moved into the retail financial services arena and was employed by the Woolwich Building Society, offering personal financial advice to individual clients, specifically regarding their investment portfolios. During this time, he studied and passed the Financial Planning Certificate and became an associate of the Charted Institute of Bankers. In 1997, Nicholas had the opportunity to join an international financial services company, Belgravia Group International, as an International Investment Broker, working in South America offering holistic and tax efficient financial solutions to expatriate clients, and in 2001, he became the Director for all of Latin America and the Caribbean within that company, managing a team of more than 15 brokers across the region. Returning to the United Kingdom in 2005, Nicholas joined Royal Bank of Scotland Group as a Senior Financial Planning Manager and was tasked with looking after the Bank’s clients’ savings and investments portfolios. As well as this role, he also acted as an area sales manager when required. From 2013 to 2018, Nicholas set up his own private consultancy practice and worked with various financial services companies helping these firms within the motor industry to develop their finance and insurance propositions. In September 2018, Nicholas was appointed as Managing Director of Cheshire Trafford (UK) Limited, a fully owned subsidiary of Argentum 47 Financial Management Limited.

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

PETER JAMES SMITH - DIRECTOR

Mr. Smith served as the President, Chief Executive Officer and Director of the Company since December 31, 2010 and until February 1, 2020 when he stepped down as President and CEO but remained a member of the Board of Directors. In 1993, he created an international financial services company in the Middle East and Asia, named Belgravia Financial Management, and served as the Chief Executive Officer of that firm until he resigned in May 2006. Between 1993 and May 2005, he built Belgravia Financial Management to 23 global offices, 5 country licenses, a Company with $2.2 billion under financial management. Mr. Smith has extensive experience with over 13 years dealing with financial advisory and financial management entities and has previously performed 11 acquisitions in this space and successfully amalgamated these acquisitions into one highly profitable company, ultimately vending into an OTCBB company called Tally Ho Ventures. In 2006, Mr. Smith resigned from his position as Chief Executive Officer of Tally Ho Ventures, Inc. Tally Ho Ventures, Inc. subsequently changed its name to Premier Wealth Management, Inc. on September 26, 2007. Mr. Smith first qualified as a stockbroker in London in 1986 with Rensburg and Co. He then moved on to the London Traded Options Market where he passed his LTOM open outcry examinations to become an options trader for a subsidiary of ABN Amro bank

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

DIRECTOR QUALIFICATIONS

We do not have a formal policy regarding director qualifications. In the opinion of Peter J. Smith, our majority shareholder, Mr. Taddei and he have sufficient business experience and integrity to carry out the Company’s plan of operations. Messrs. Smith and Taddei recognize that the Company will have to rely on professional advisors, such as attorneys and accountants with public company experience to assist with compliance with Exchange Act reporting and corporate governance matters.

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

DELINQUENT SECTION 16(a) REPORTS

One of the Company’s shareholders, Xantis Aion Securitization Fund, is delinquent in filing a Form 3 that was due in June 2019 following its acquisition of shares of the Company’s common stock that crossed the 10% ownership threshold for filing a Form 3.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiaries to our executive officers and directors of the Company for services rendered during the periods indicated below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus / Other compensation ($)	Note	Stock Awards ($)	Note	All other stock compensation (s)	Note	Total ($)
Peter J. Smith	2019	$160,000	(1)(7)	$-		$-		$-		$160,000
President, Chief	2018	$210,000	(2)	$-		$-		$80,000		$290,000
Executive Officer &	2017	$210,000	(3)	$-		$-		$180,000		$390,000
Director

Enzo Taddei	2019	$160,000	(4)(7)	$-		$-		$-		$160,000
Chief Financial	2018	$210,000	(5)	$-		$-		$80,000		$290,000
Officer, Secretary &	2017	$210,000	(6)	$-		$-		$180,000		$390,000
Director

(1)	Represents $41,750 paid in cash, $189,838 was accrued, but unpaid, at December 31, 2019

(2)	Represents $109,020 paid in cash, $71,588 was accrued, but unpaid, at December 31, 2018, and $29,392 of the 2018 salary and $50,608 of the 2017 accrued salary was converted into 400,000 shares of the Company’s series “C” preferred stock.

(3)	Represents $32,054 paid in cash, $96,497 was accrued, but unpaid, at December 31, 2017, and $81,449 of the 2017 salary and $18,551 of the 2016 accrued salary was converted into 1,000,000 shares of the Company’s series “C” preferred stock.

(4)	Represents $57,870 paid in cash, $173,717 was accrued, but unpaid, at December 31, 2019

(5)	Represents $109,020 paid in cash, $71,588 was accrued, but unpaid, at December 31, 2018, and $29,392 of the 2018 salary and $50,608 of the 2017 accrued salary was converted into 400,000 shares of the Company’s series “C” preferred stock.

(6)

Represents $29,197 paid in cash, $98,303 was accrued, but unpaid, at December 31, 2017, and $82,500 of the 2017 salary and $17,500 of the 2016 accrued salary was converted into 1,000,000 shares of the Company’s series “C” preferred stock.

(7)	During Q3 of 2019, both Mr. Smith and Mr. Taddei agreed to reduce their annual salary to $60,000 from September 1, 2019 onwards

EMPLOYMENT AGREEMENTS SUMMARY

PETER JAMES SMITH:

Mr. Smith’s employment agreement with the Company’s wholly owned subsidiary, GEP Equity Holdings Limited, was renewed on September 1, 2019, and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Executive Officer (CEO) and Director on Board of Directors.

2.	COMPENSATION:

$60,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

3.	EMPLOYMENT:

(a)	Employment will continue for 24 months.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to twelve months salary.

ENZO TADDEI:

Mr. Taddei’s employment agreement with the Company’s wholly owned subsidiary, GEP Equity Holdings Limited, was renewed on September 1, 2019 and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Financial Officer (“CFO”) and Director on Board of Directors

2.	COMPENSATION:

$60,000 per annum, subject to annual review and adjustment of no less than a 5% percentage increase. The salary will be paid on a monthly basis.

3.	EMPLOYMENT:

(a)	Employment will continue for 24 months.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other than Disability, Death, Employee shall be entitled to receive, and Employer shall make, the following severance payments:

(i)	continue to pay a sum equivalent to twelve months.

NICHOLAS PAUL TUKE:

Mr. Tuke’s employment agreement with Argentum 47, Inc., was effective on February 1, 2020 and the basic terms were as follows:

1.	DUTIES - ASSIGNMENT: Chief Executive Officer (“CEO”)

2.	COMPENSATION:

$60,000 per annum. The salary will be paid on a monthly basis. In addition, Mr. Tuke was awarded 100,000 shares of the Company’s Series C Preferred stock as a signing bonus.

3.	EMPLOYMENT:

(a)	Employment will continue for 24 months.

4.	SEVERANCE PAYMENTS

(a)	If Employer terminates this Agreement for any reason other Cause Employee shall be entitled to receive, and Employer shall make, the following severance payments: Two months of salary for each year employed. If the Employee terminates this Agreement, he will not be eligible for any severance pay

STOCK OPTION AND OTHER COMPENSATION PLANS.

Aside from the employment agreements with Messrs., Smith, Taddei and Tuke, the Company currently does not have stock options, or any other compensation plan and we do not have any plans to adopt one in the foreseeable future.

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

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Notes	Percent of Class

Common Stock	Peter J. Smith,	419,380,145	1,2	46.82%
	London, United Kingdom.

Common Stock	Enzo Taddei,	375,325,000	1,3	38.85%
	Malaga, Spain.

Common Stock	Patrick V. Dolan	92,608,267	1,4	13.60%
	Liverpool, United Kingdom.

Common Stock	Xantis Aion Securitization Fund	60,155,000	—	10.17%
	Capellen, Luxembourg

(1)	The numbers and percentages set forth in these columns are based on 590,989,409 shares of Common Stock outstanding on December 31, 2019, and the shareholder’s respective beneficial ownership of 45,000,000 shares of Series “B” Preferred Stock and 3,200,000 shares of Series “C” Preferred Stock outstanding. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and any shares, which the security holder has the right to acquire within 60 days. On the date of this Annual Report, each share of Series B Preferred Stock has 10 votes on all matters brought before meetings of shareholders and each share of Series C Preferred Stock has 100 votes on all matters brought before meetings of shareholders.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive or voting power over, these shares. Mr. Smith is the direct beneficial owner of 114,705,145 shares of Common Stock. Mr. Smith owns 16,467,500 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Smith owns 1,400,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive or voting power over, these shares. Mr. Taddei owns 23,532,500 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Taddei owns 1,400,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders. Mr. Taddei does not own any shares of Common Stock.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan is the direct beneficial owner of 2,608,267 shares of Common Stock. Mr. Dolan owns 5,000,000 shares of Series “B” Preferred Stock, each share of which has 10 votes on all matters brought before meetings of shareholders. In addition, Mr. Dolan owns 400,000 shares of Series “C” Preferred Stock, each share of which has 100 votes on all matters brought before meetings of shareholders.

(b) Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Peter J. Smith	419,380,145	(1)	46.82%

Common Stock	Enzo Taddei	375,325,000	(2)	38.85%

(1)	See footnote 2 under table in (a), above.

(2)	See footnote 3 under table in (a), above.

Security ownership of certain beneficial owners of our Series “B” Preferred Stock by our named executive officers and all other persons who own our Series “B” Preferred Stock:

Name of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Peter J. Smith
(Director and 5% or more beneficial owner)	16,467,500	(2)	36.59%

Enzo Taddei	23,532,500	(3)	52.29%
(Chief Financial Officer, Director and 5% or more beneficial owner)

Patrick V. Dolan	5,000,000	(4)	11.12%

All officers and directors as a group (two persons)	40,000,000		88.88%

(1)	The numbers and percentages set forth in these columns are based on 45,000,000 shares of Series “B” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of shares of Series “B” Preferred Stock outstanding.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares. Mr. Dolan resigned his Directorship effective March 29, 2018.

Security ownership of certain beneficial owners of our Series “C” Preferred Stock by our named executive officers and all other persons who own our Series “C” Preferred Stock:

Name of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Peter J. Smith
(Director and 5% or more beneficial owner)	1,400,000	(2)	42.42%

Enzo Taddei	1,400,000	(3)	42.42%
(Chief Financial Officer, Director and 5% or more beneficial owner)

Patrick V. Dolan	400,000	(4)	12.12%

Nicholas Paul Tuke	100,000	(5)	3.03%
(Chief executive Officer)

All officers and directors as a group (three persons)	2,900,000		87.88%

(1)	The numbers and percentages set forth in these columns are based on 3,300,000 shares of Series “C” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of shares of Series “C” Preferred Stock outstanding.

(2)	Mr. Smith is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(3)	Mr. Taddei is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(4)	Mr. Dolan is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(5)	Mr. Tuke is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

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

INDEPENDENT PUBLIC ACCOUNTANTS

The following table sets forth the fees incurred by the Company for the year ended December 31, 2019 and 2018 for professional services rendered by the independent registered public accounting firm:

Fees	2019	2018
Audit Fees	$49,100	$42,000
Audit-Related Fees	-	73,000
Tax Fees	-	-
Other Fees	-	-
Total Fees	$49,100	$115,000

Audit Fees

Audit fees were professional services rendered for the audits of our financial statements and for review of our quarterly financial statements during the 2019 and 2018 fiscal years.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accounting firm did not provide any products and services not disclosed in the table above during the 2019 and 2018 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

During the 2019 and 2018 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

Consolidated Financial Statements

December 31, 2019 and 2018

F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Argentum 47, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Argentum 47, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity / (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss and cash used in operations of $1,869,973 and $346,645, respectively, in 2019 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $581,086, $1,157,840 and $13,223,188, respectively, at December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 25, 2020

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Argentum 47, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets

Current Assets
Cash & cash equivalents	$326,245	$183,588
Accounts receivable	7,422	13,679
Marketable securities at fair value	204,239	1,458,848
Prepaids	9,484	2,221
	547,390	1,658,336
Assets of discontinued operations	-	16,925
Total current assets	547,390	1,675,261

Non-Current Assets
Intangibles, net	309,876	332,689
Goodwill	142,924	142,924
Right-of-use leased asset	75,786	-
Fixed assets, net	3,672	5,180
Total non-current assets	532,258	480,793

Total assets	$1,079,648	$2,156,054

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$129,579	$69,735
Accounts payable and accrued liabilities - related parties	458,518	164,568
Short term payable for acquisition	171,650	-
Current portion of operating lease liability	13,374	-
Accrued interest	94,771	112,463
Notes payable	260,584	260,584
Fixed price convertible notes payable - net of discount of $0 and $130,423, respectively	-	1,757,617
	1,128,476	2,364,967
Liabilities relating to discontinued operations	-	85,182
Total current liabilities	1,128,476	2,450,149

Non-Current Liabilities
Long term payable for acquisition	64,460	283,732
Fixed price convertible notes payable, related party	982,140	-
Long term operating lease liability	62,412	-
Total non-current liabilities	1,109,012	283,732

Total liabilities	$2,237,488	$2,733,881

Commitments and contingencies (Note 15)

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,200,000 and 3,200,000 shares issued and outstanding, respectively.	3,200	3,200
Common stock: 950,000,000 shares authorized; $0.001 par value: 590,989,409 and 525,534,409 shares issued and outstanding, respectively.	590,989	525,534
Additional paid in capital	11,431,707	10,188,062
Accumulated deficit	(13,223,188)	(11,353,215)
Accumulated other comprehensive (loss) / income	(5,548)	13,592
Total stockholders’ deficit	(1,157,840)	(577,827)

Total liabilities and stockholders’ deficit	$1,079,648	$2,156,054

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended
	December 31, 2019	December 31, 2018

Revenue	$112,080	$98,613

General and administrative expenses	162,655	133,440
Compensation	380,770	645,769
Professional services	162,078	309,648
Depreciation	2,586	1,828
Amortization of intangibles	22,813	9,505
Bad debt expense	-	30,000
Total operating expenses	730,902	1,130,190

Loss from continuing operations	$(618,822)	$(1,031,577)

Other income (expenses):
Interest expense	$(65,408)	$(68,537)
Change in fair value of acquisition payable	(11,206)	(7,561)
Amortization of debt discount	(130,422)	(120,505)
Loss on available for sale securities, net	(1,084,168)	(501,334)
Gain on extinguishment of debt and other liabilities	2,500	224,046
Gain on revaluation of payable for acquisition	67,897	-
Other income	-	317
Exchange rate gain / (loss)	4,661	(5,680)
Total other income (expenses)	(1,216,146)	(479,254)

Net loss from continuing operations	$(1,834,968)	$(1,510,831)

Discontinued operations (Note 6)
Net loss from operations of discontinued subsidiary (including loss due to fixed assets write off of $164 during the year ended December 31, 2019)	$(35,005)	$(109,668)

Net loss	$(1,869,973)	$(1,620,499)

Net loss per common share from continuing operations - basic & diluted	$(0.00)	$(0.00)

Net loss per common share from discontinued operations - basic & diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic & diluted	573,178,505	525,534,409

Comprehensive (loss) / income:
Net loss	$(1,869,973)	$(1,620,499)
(Loss) / gain on foreign currency translation	(19,140)	13,472
Comprehensive loss	$(1,889,113)	$(1,607,027)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the years ended December 31, 2019 and 2018

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income / (Loss)	(Deficit)

Balance - December 31, 2017	45,000,000	$45,000	2,400,000	$2,400	525,534,409	$525,534	$9,868,862	$(10,914,391)	$1,181,795	$709,200

Series “C” convertible preferred stock issued as partial conversion of accrued salaries	-	-	800,000	800	-	-	319,200	-	-	320,000

Net loss	-	-	-	-	-	-	-	(1,620,499)	-	(1,620,499)

Cumulative effect adjustment	-	-	-	-	-	-	-	1,181,675	(1,181,675)	-

Gain on foreign currency translation	-	-	-	-	-	-	-	-	13,472	13,472

Balance - December 31, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(11,353,215)	$13,592	$(577,827)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	65,455,000	65,455	1,243,645	-	-	1,309,100

Net loss	-	-	-	-	-	-	-	(1,869,973)	-	(1,869,973)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(19,140)	(19,140)

Balance - December 31, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(13,223,188)	$(5,548)	$(1,157,840)

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

	December 31, 2019		December 31, 2018

Cash flows from operating activities
Net loss		$(1,869,973)	$(1,620,499)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation		2,663	2,282
Amortization of intangibles		22,813	9,505
Stock compensation		-	160,000
Amortization of debt discount		130,422	120,505
Loss on available for sale securities, net		1,084,168	501,334
Gain on extinguishment of debt and other liabilities		(2,500)	(243,364)
Gain on revaluation of payable for acquisition		(67,897)	-
Change in fair value of acquisition payable		20,275	-
Other income		-	(317)
Loss due to fixed assets write off		164	-
Bad debt expense		-	30,000

Changes in operating assets and liabilities:
Accounts receivable		6,257	(6,236)
Prepaids		(5,289)	1,061
Other current assets		4,732	2,641
Accounts payable and accrued liabilities		(17,190)	(43,594)
Accrued contingencies and penalties		-	(5,000)
Accounts payable and accrued liabilities - related parties		288,302	91,251
Income tax payable		-	(2,832)
Accrued interest		56,408	42,346

Net cash used in operating activities:		$(346,645)	$(960,917)

Cash Flows used in investing activities:
Purchase of office furniture and equipment		$(1,282)	$(4,798)
Payment for business acquisition		-	(175,710)
Cash acquired in acquisition		-	4,743
Proceeds from sale of investments		170,442	69,294

Net cash provided by / (used in) investing activities		$169,160	$(106,471)

Cash flows from financing activities:
Proceeds from loans - related parties		$109,178	$12,663
Repayment of loans - related parties		(109,178)	(12,663)
Proceeds from notes payable, net of debt issue cost		329,100	1,642,501
Repayment of notes payable		-	(399,087)

Net cash provided by financing activities		$329,100	$1,243,414

Net increase in cash		$151,615	$176,026

Effect of Exchange Rates on Cash		(19,177)	12,697

Cash at Beginning of Period		$193,807	$5,084

Cash at End of Period		$326,245	$193,807

Supplemental disclosure of cash flow information:
Cash paid for interest		$9,000	$26,191

Cash paid for income taxes		$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted into common stock		$1,309,100	$-
Accounts payable and accrued salaries settled in series “C” preferred stock		$-	$160,000
Transfer of investment from long term to short term	$		$136
Right of use asset and liability		$75,786	$-
Liabilities assumed in acquisition		$-	$37,022
Less: Assets acquired in acquisition		-	11,912
Net liabilities assumed		-	25,110
Fair value of purchase price		-	460,008
Increase in intangible		$-	$485,118

The accompanying notes are an integral part of these consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

On March 18, 2019, the Board of Directors of GEP Equity Holdings Limited decided to commence the process to formally and legally liquidate GE Professionals DMCC and its related employment placement services business with an effective date of March 31, 2019. This decision was made so to allow management of Argentum 47, Inc. to fully concentrate on the Company´s core businesses, Independent Financial Advisory and Business Consulting. Accordingly, GE Professionals DMCC has been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements and footnotes (See Note 6). On February 11, 2020, the liquidation proceedings of GE Professionals DMCC were completed and it is formally liquidated as of the filing of this report.

The Company´s consolidated revenues from continuing operations are generated from business consulting services and by acting as broker for sale of Lump Sum or Single Premium Insurance Policies and/or the sale of Regular Premium Investment or Insurance Policies that are issued by third party insurance companies.

Note 2 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All amounts in the consolidated financial statements are stated in U.S. dollars.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,869,973 and net cash used in operations of $346,645 for the year ended December 31, 2019; working capital deficit, stockholder’s deficit and accumulated deficit of $581,086, $1,157,840 and $13,223,188 as of December 31, 2019. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). GEP EH is the parent company of its 100% owned subsidiary, GE Professionals DMCC (Dubai). GE Professionals DMCC has been presented as a discontinued operation as of December 31, 2019 as it has completed the liquidation proceedings on February 11, 2020. Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (U.K.) from August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2018 consolidated statements of operations have been reclassified from Interest expense to Change in fair value of acquisition payable to conform to the 2019 presentation. This reclassification increased Change in fair value of acquisition payable, in Other expenses of the consolidated statements of operations by $7,561 and decreased Interest expense in Other expenses of the consolidated statements of operations by the same amount in 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include accounts receivable and related revenues for our subsidiary, Cheshire Trafford, allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation period of fixed assets, valuation of fair value of assets acquired and liabilities assumed of acquired businesses, fair value of business purchase consideration, fair value of the lease liabilities, valuation allowance on deferred tax assets and equity valuations for non-cash equity grants.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and 2018, the Company had no cash equivalents. At times balances may exceed federally insured limits of $250,000. We have not experienced any losses related to these balances. At December 31, 2019 and 2018, balance in one financial institution exceeded federally insured limits by $73,480 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at December 31, 2019 and 2018. However, there were direct write offs of $30,000 during the year ended December 31, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

All changes in the fair value of the securities are reported in the earnings as they occur in a single line item “Gain (loss) on available for sale securities, net.” Therefore, no gain/loss is recognized on the sale of securities.

Cost Method Investments

Securities that are not classified as marketable securities are accounted for under the cost method. These securities are recorded at their original cost basis and are subject to impairment testing.

(B)	Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any such impairment during the years ended December 31, 2019 and 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

When the Company records a BCF, intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

December 31, 2019 and 2018

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs related to the sale, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The Company generates its revenue from continuing operations by providing following services:

a)	Business consulting services including advisory services to various clients.
b)	Earning commissions from insurance companies on insurance policy sales and renewals, which are based on a percentage of the insurance products sold.

Most of the Company´s business consultancy and advisory services contracts are based on a combination of both fixed fee arrangements and performance based or contingent arrangement. In addition, the Company generates initial and trail commissions by acting as a broker of third-party lump sum or single premium insurance policies and regular premium investment or insurance policies. Fees from clients for advisory and consulting services are dependent on the extent and value of the services provided. The Company recognizes revenue when the promised services are rendered to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

All revenues are generated from clients whose operations are based outside of the United States. For the years ended December 31, 2019 and 2018, the Company had following concentrations of revenues from continuing operations:

Customer	Location	December 31, 2019	December 31, 2018

DUO	Sri Lanka	0%	2.03%
GRL	United Kingdom	0%	30.42%
CT clients (see below)	United Kingdom	100%	67.55%
		100%	100%

During the year ended December 31, 2019 and post-acquisition five months ended December 31, 2018, the Company had following concentrations of revenues regarding insurance brokerage business, which was 100% and 67.55% of the consolidated revenues of the Company, respectively:

	Year ended December 31, 2019	Five months ended December 31, 2018

Initial advisory fees	3.81%	30.06%
Ongoing advisory fees	29.50%	10.57%
Renewal commissions	5.80%	17.57%
Trail or recurring commissions	60.28%	39.85%
Other revenue	0.61%	1.95%
	100%	100%

At December 31, 2019 and 2018, the Company had the following concentrations of accounts receivables with customers:

Customer	December 31, 2019	December 31, 2018

OMI IRE	0%	30.94%
CLI	26.68%	16.62%
OMW	25.24%	16.55%
Others having a concentration of less than 10%	48.08%	35.89%
	100%	100%

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

When computing fair value, the Company considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the share-based payment in effect at the time of the grant.
●	The expected term is developed by management estimate.
●	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.
●	The expected volatility is based on management estimates which are based upon our historical volatility.
●	The forfeiture rate is based on historical experience.

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

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill, which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018 and is permanent. The Act has caused the Company’s deferred income taxes to be revalued as of December 31, 2017. As changes in tax laws are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2019 and 2018, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will record interest and penalties related to unrecognized tax benefits in income tax expense. There were no penalties or interest related to income tax positions for the years ended December 31, 2019 and 2018.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for the 2017, 2018 and 2019 tax years.

The Company’s two subsidiaries, Global Equity Partners Plc. (sold and ceased to be a subsidiary on June 5, 2017) and GEP Equity Holdings Limited, were incorporated under the laws of the Republic of Seychelles (“Seychelles”). A company is only subject to Seychelles income tax if it does business in Seychelles. A company that is incorporated in Seychelles, but that does not do business in Seychelles, is not subject to income tax there. None of these two subsidiaries did business in Seychelles for the years ended December 31, 2019 and 2018, and do not intend to do business in Seychelles in the future. Accordingly, the Company is not subject to income tax in Seychelles for the years ended December 31, 2019 and 2018. All business activities were performed by GEP Equity Holdings Limited in Dubai for the years ended December 31, 2019 and 2018. Dubai does not have an income tax. Regarding UK subsidiaries, Argentum 47 Financial Management Limited, was incorporated under the laws of England and Wales on December 12, 2017. There was no business transacted from this subsidiary during the year ended December 31, 2019 and 2018 as it is just a holding company for UK subsidiaries, hence there is no income tax impact during the year ended December 31, 2019 and 2018. Cheshire Trafford UK Limited was acquired, through Argentum 47 Financial Management Limited, on August 1, 2018 and is subject to the laws of the United Kingdom. Under the Corporation Tax Act, 2010 as applicable in the United Kingdom, income tax is to be calculated based on 19% of the taxable income.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

As at December 31, 2019 and 2018, the Company had common stock equivalents of 363,755,756 and 94,401,975 common shares, respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 9(E and F).

As at December 31, 2019 and 2018, the Company had common stock equivalents of 770,000,000 common shares, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 10(A).

	Number of Common Shares
	December 31, 2019	December 31, 2018
Potential dilutive common stock
Convertible notes	363,755,756	94,401,975
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	320,000,000	320,000,000
Total potential dilutive common stock	1,133,755,756	864,401,475

Weighted average number of common shares – Basic	573,178,505	525,534,409
Weighted average number of common shares – Dilutive	1,706,934,261	1,389,936,384

As of December 31, 2019 and 2018, diluted weighted average number of common shares exceeds total authorized common shares. However, 770,000,000 common shares would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock could not be any earlier than September 27, 2020.

Comprehensive Income / (Loss)

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from January 1, 2018 through December 31, 2019, includes only foreign currency translation gain / (loss), and is presented in the Company’s consolidated statements of comprehensive income / (loss). Pursuant to ASU 2016-01, the Company reclassified the opening balance of unrealized gain on available for sale marketable securities from other comprehensive income to retained earnings as a cumulative effect adjustment as at January 1, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the year ended December 31, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain on available for sale marketable securities	Total
Balance, December 31, 2017	$120	$1,181,675	$1,181,795
Other comprehensive loss before reclassification	13,472	-	13,472
Amounts reclassified from accumulated other comprehensive income as a cumulative effect adjustment	-	(1,181,675)	(1,181,675)
Net current-period other comprehensive loss	13,472	(1,181,675)	(1,168,203)
Balance, December 31, 2018	$13,592	$-	$13,592

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the year ended December 31, 2019 were as follows:

Balance, December 31, 2018	$13,592
Foreign currency translation adjustment for the period	(19,140)
Balance, December 31, 2019	$(5,548)

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

The carrying amounts reported in the balance sheet for prepaid expenses, accounts receivable, accounts payable, accounts payable to related parties, loans payable to related parties and notes payable, approximate fair value are based on the short-term nature of these instruments.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The Company measures its derivative liabilities and marketable securities at fair market value on a recurring basis and measures its non-marketable securities at fair value on a non-recurring basis. Consequently, the Company may have gains and losses reported in the statement of operations.

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	December 31, 2019	December 31, 2018
Level 1 – Marketable Securities – Recurring	$204,239	$-
Level 2 – Marketable Securities – Recurring	$-	$1,458,848

Management analyzed the historical volume and the variation in the price that the marketable securities were bought and sold at during the year 2018 and 2019 and has concluded that the level 2 and level 1 valuation respectively, regarding the fair value of the marketable securities should be $0.25 per share as at December 31, 2018 and $0.035 per share as at December 31, 2019.

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 or Level 2 marketable securities measured at fair value for the years ended December 31, 2019 and 2018 were as follows:

Balance, December 31, 2017	$2,029,340
Securities transferred from long term investments valued at cost	136
Sales and settlements during the year	(69,294)
Loss on available for sale marketable securities, net	(501,334)
Balance, December 31, 2018	$1,458,848
Sales and settlements during the period	-
Loss on available for sale marketable securities, net	(1,254,609)
Balance, December 31, 2019	$204,239

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

December 31, 2019 and 2018

Management believes that the fair value of its investment has been correctly measured, as the length of time that the stock has been less than cost is nominal.

Balance, December 31, 2017	$136
Securities received for services during the period	-
Securities transferred to marketable securities	(136)
Impairment loss	-
Balance, December 31, 2018	-
Securities received for services during the period	-
Impairment loss	-
Balance, December 31, 2019	$-

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

Cheshire Trafford acts as a broker for the sale of Lump Sum or Single Premium Insurance Policies and Regular Premium Investment or Insurance Policies that are issued by reputable third-party insurance companies.

The purchase consideration for the acquisition of Cheshire Trafford is based on a formula of 2.7 times Cheshire Trafford’s projected annual recurring revenues for the calendar year ending December 31, 2018. We took the gross revenues of Cheshire Trafford for the five months ended May 31, 2018 and annualized those recurring revenues and multiplied those revenues by 2.7 times in arriving at the contractual purchase consideration of $516,795. The purchase consideration is payable in following three installments:

●	The first installment of $175,710 has been paid upon closing of the transaction.
●	The second installment of $170,542 is due 18 months after the acquisition date which is February 1, 2020. Management is currently in negotiation with the seller about a possible reduction in the second instalment per the terms of the acquisition agreement.
●	|The third installment of $170,542 is due 36 months after the acquisition date.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

The excess of the purchase consideration over the fair value of assets acquired, net of liabilities assumed was initially recognized as the fair value of customer list intangible asset totaling to $485,118. Upon finalizing the fair value of customer list intangible based on the Multi Period Excess Earnings Model, Management believed that fair value of the customer list intangible asset amounted to $342,194 and the remaining $142,924 is recognized as goodwill as at December 31, 2018. This intangible asset is amortized on a straight line basis over a life of 15 years which is the average service duration of a customer that has invested with Cheshire Trafford.

Estimated life of intangibles	15 years

Fair value of customer list intangible asset at date of acquisition	$485,118
Fair value adjustment at December 31, 2018	(142,924)
Adjusted fair value of customer list intangible asset at December 31, 2018	$342,194
Amortization charge for 5 months ended December 31, 2018	(9,505)
Net Book Value at December 31, 2018	$332,689
Amortization charge for the period	(22,813)
Net Book Value at December 31, 2019	$309,876

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

As at December 31, 2019, the management recalculated the third installment of the purchase price consideration as the recurring income period of 12 months ended on July 31, 2019 based upon the terms of the purchase agreement. Accordingly, the fair value of contingent acquisition payable was reduced, and the Company recorded a gain on revaluation of payable for acquisition of $67,897 in the accompanying consolidated statement of operations during the year ended December 31, 2019.

Note 6 – Discontinued Operations

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, in order to fully concentrate on its core business of Independent Financial Advisory services and consultancy business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” and discontinue the related employment placement services business. As a result, Dubai subsidiary operations for the years ended December 31, 2019 and 2018 are treated as discontinued operations in the accompanying consolidated financial statements. The consolidated statements of operations only comprise the continuing operations. Net income from the discontinued operations is presented on a single line after the net income from the continuing operations.

Major classes of assets and liabilities from discontinued operations as at December 31, 2019 and December 31, 2018 were as follows:

Assets	December 31, 2019	December 31, 2018
Cash	$-	$10,219
Prepaids	-	1,974
Other current assets	-	4,732
Total Assets	$-	$16,925

Liabilities
Accounts payable and accrued liabilities	$-	$79,534
Accounts payable and accrued liabilities - related parties	-	5,648
Total Liabilities	$-	$85,182

Statement of Operations from discontinued operations for the years ended December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Revenue	$-	$45,334

General and administrative expenses	$9,452	$57,361
Compensation expense	22,743	114,046
Professional services	2,382	1,361
Depreciation	77	454
Loss from discontinued operations	$(34,654)	$(127,888)
Other income (expenses)
Loss due to fixed assets write off	$(164)	$-
Gain on extinguishment of debt and other liabilities	-	19,317
Exchange rate loss	(187)	(1,097)
Total other (expenses) / income	$(351)	$18,220
Net loss from discontinued operations	$(35,005)	$(109,668)

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 7 – Investments

A.     Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value
DUO	5,835,392	$204,239	5,835,392	$1,458,848
	5,835,392	$204,239	5,835,392	$1,458,848

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

On June 28, 2018, the Company sold 200 common shares of Duo World Inc. at $0.60 per share or $120.

During the quarter ended September 30, 2018, the Company sold 99,700 common shares of Duo World Inc. at various selling prices totaling to $69,174. At December 31, 2018, the Company revalued 5,835,392 common shares at their fair value of $0.25 per share, totaling $1,458,848. As a result of year end revaluation at December 31, 2018 and sale of common stock during the year ended December 31, 2018, the Company recorded a net loss on available for sale marketable securities of $501,334 into the consolidated statement of operations.

At December 31, 2019, the Company revalued 5,835,392 common shares at their quoted market price of $0.035 per share, to $204,239; hence, recording a net loss on available for sale securities of $1,254,609 into the statement of operations for the year ended December 31, 2019.

B.    Investments at Cost

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following common equity securities in private and reporting companies as at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	5,006,521	$-	5,006,521	$-	Private Company
QFS	-	-	2,271	-	Private Company
	5,006,521	$-	5,008,792	$-

On December 4, 2019, the Company sold its investment in QFS stock to Quartal Financial Solutions AG (QFS) at a mutually agreed price of $170,441, hence for the year ended December 31, 2019, the Company recorded a gain on sale of available for sale securities amounting to $170,441 into the consolidated statement of operations.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	450,000	$-	450,000	$-	Private Company
	450,000	$-	450,000	$-

On January 12, 2018, the Company converted its investment in 136,600 preferred shares of Duo World Inc. valued at cost of $0.001 per share or $136 to 1,366,000 common shares of Duo World Inc., having the same cost basis of $136; no gain or loss was recorded on this conversion.

Note 8 – Fixed Assets

Following table reflects net book value of furniture and equipment as of December 31, 2019 and 2018:

Furniture and Equipment
Useful Life	3 to 10 years

Cost
Balance as at December 31, 2018	$82,010
Addition during the period	1,284
Cost write off – discontinued operations	(38,348)
Translation rate differences	1,501
Balance as at December 31, 2019	$46,447

Accumulated depreciation
Balance as at December 31, 2018	$76,830
Depreciation expense for the period – continuing operations	2,586
Depreciation expense for the period - discontinued operations	77
Accumulated depreciation write off – discontinued operations	(38,185)
Translation rate differences	1,467
Balance as at December 31, 2019	$42,775
Net book value as at December 31, 2019	$3,672
Net book value as at December 31, 2018	$5,180

Note 9 – Debt, Accounts Payable and Accrued Liabilities

(A) Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Accrued salaries and benefits	$61,452	$12,794
Accounts payable and other accrued liabilities	68,127	56,941
	$129,579	$69,735

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(B) Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Accrued salaries and benefits	$382,165	$156,175
Expenses payable	76,353	8,393
	$458,518	$164,568

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salaries balance amounting to $160,000 to 800,000 Series “C” preferred stock at par value of $0.001 per share having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of preferred stock. Each share of the Series “C” preferred stock is convertible into 100 common shares, resulting in an equivalent 80,000,000 shares of common stock having a fair value of $320,000, thereby recognizing additional stock based compensation of $160,000. (See Note 10 (A)). As a result of this conversion, the Company issued following shares of Series “C” preferred stock to its officers and directors:

●	400,000 shares of Series “C” preferred stock to the Company´s CEO, having a par value of $0.001 per share or $400 for his accrued salary balance of $80,000. The equivalent common stock issued would be 40,000,000 having a fair value of $0.004 per share or $160,000 at the date of issuance of preferred stock, thereby recognizing a stock-based compensation of $80,000, and

●	400,000 shares of Series “C” preferred stock to the Company´s CFO, having a par value of $0.001 per share or $400 for his accrued salary balance of $80,000. The equivalent common stock issued would be 40,000,000 having a fair value of $0.004 per share or $160,000 at the date of issuance of preferred stock, thereby recognizing a stock-based compensation of $80,000.

(C) Loans Payable – Related Parties

The Company received short-term loans from its officers and directors. The loans were non-interest bearing, unsecured and due on demand. The following table represents the related parties’ loans payable activity during the years ended December 31, 2019 and 2018:

Balance, December 31, 2017	$-
Proceeds from loans	12,663
Repayments	(12,663)
Balance, December 31, 2018	$-
Proceeds from loans	109,178
Repayments	(109,178)
Balance, December 31, 2019	$-

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(D) Short Term Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2018:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	17,058	277,642
Balance – December 31, 2018	$260,584	$55,029	$315,613

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2019:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	8,058	268,642
Balance – December 31, 2019	$260,584	$46,029	$306,613

·	●	On November 26, 2013, the Company secured from a private individual, a twelve-month fixed price convertible loan amounting to $450,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.5 per share. During the year ended December 31, 2014, the Company recorded a total accrued interest of $42,971 on this Note. On December 23, 2014, the Company fully repaid the principal note balance of $450,000 in cash and also paid $5,000 on account of accrued interest payment, thereby leaving an accrued and unchanged interest balance of $37,971 as of December 31, 2019 and 2018.

·	●	On October 17, 2013, the Company secured a non-convertible three-month bridge loan for 200,000 GBP (equivalent to $319,598) with the agreement to repay the principal plus 5% per month interest on or before January 18, 2014. The note holder received, as a form of guarantee, 1,600,000 shares of an investment we held then in a company called Direct Security Integration Inc. The shares used as a form of guarantee formed part of the assets of our Company at that time but are not considered an asset since the date we provided them to the lender as we were no longer in control of such shares.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

During the year ended December 31, 2019, the Company repaid three monthly payments against accrued interest totaling to $9,000 as per the addendum dated September 30, 2018 and the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $8,058 as of December 31, 2019.

(E) Short Term Fixed Price Convertible Notes Payable

Following is the summary of all fixed price convertible notes, net of debt discounts including the accrued interest as at December 31, 2018:

Date of Note	Principal	Discount	Principal, net of discounts	Accrued Interest	Total
June 5, 2017 - Mammoth Corp.	$-	$-	$-	$-	$-
August 9, 2017 - Mammoth Corp.	-	-	-	-	-
November 15, 2017 – Power up Lending	-	-	-	-	-
January 17, 2018 - Xantis PE Fund	400,000	1,500	398,500	23,277	421,777
January 23, 2018 - William Marshal Plc.	100,000	-	100,000	5,819	105,819
June 8, 2018 - Xantis AION Sec Fund	735,000	50,824	684,176	25,010	709,186
October 10, 2018 - Xantis AION Sec Fund	653,040	78,099	574,941	3,328	578,269
Balance, December 31, 2018	$1,888,040	$130,423	$1,757,617	$57,434	$1,815,051

Following is the summary of all fixed price convertible notes, net of debt discounts including the accrued interest as at December 31, 2019:

Date of Note	Principal	Discount	Principal, net of discounts	Accrued Interest	Total
January 17, 2018 - Xantis PE Fund	$-	$-	$-	$-	$-
January 23, 2018 - William Marshal Plc.	-	-	-	-	-
June 8, 2018 - Xantis AION Sec Fund	-	-	-	-	-

Balance, December 31, 2019	$-	$-	$-	$-	$-

●	On June 5, 2017, after receipt of $167,500 from Mammoth Corporation (New Lender), St. George (Previous Lender) assigned and transferred to the Mammoth Corporation all of its rights, title and interest in and to the promissory note initially issued by the Company to St. George Investments LLC for $167,500 dated December 6, 2016. The Company re-negotiated the loan terms with new lender (Mammoth Corporation) after the above assignment and issued a restated 9 months fixed price convertible promissory note amounting to $184,250 dated June 5, 2017. The terms of this exchanged note were a one-time 10% increase in the principal loan of $16,750, increasing the principal sum from $167,500 to $184,250. The new lender also has a right, at any time after the issue date of the revised note until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into common shares of the Company at a fixed conversion price of $0.012. Fair value of the Company´s stock as on the date of the note was $0.0071. Hence, there was no beneficial conversion feature (BCF) of the Note, as the agreed conversion price is higher than the fair value of the Company´s stock as on June 5, 2017. The Company accounted for this exchange as a debt extinguishment of previous note dated December 6, 2016 and $16,750 was recognized as loss on debt extinguishment.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On December 4, 2017, the Company re-negotiated the loan terms and entered into a rider agreement with the noteholder. The terms of this rider agreement were a one-time 35% increase in the principal loan of $64,487, increasing the principal sum from $184,250 to $248,737. In addition, both parties also agreed to re-negotiate the loan terms of another note dated August 9, 2017 with a one-time 35% increase in the principal loan of $19,775, increasing the principal sum from $56,500 to $76,275. This rider agreement further consolidated the revised principal note balances of the two notes into a single payable of $325,012. The Company agreed a monthly repayment plan of six installments of $54,168 commencing from January 15, 2018 and ending on June 15, 2018. The noteholder agreed to suspend the conversion of the notes if the company continue to repay all six installments as per the revised payment plan. The Company accounted for this one-time increase on both notes amounting to $64,487 and $19,775 as a loss on debt extinguishment. As of December 31, 2017, the outstanding balance amounted to $248,737 and $73,386, net of $2,889 discount, against the two notes dated June 5, 2017 and August 9, 2017, respectively.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

During the year ended December 31, 2019, $1,500 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $0. The company further recorded an interest expense of $723, making the total accrued interest balance to $24,000. On January 14, 2019, the Company issued 21,200,000 common shares to the lender at an agreed conversion price of $0.02 per share amounting to $424,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on December 31, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

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

During the year ended December 31, 2019, the Company further recorded an interest expense of $181, making the total accrued interest balance to $6,000. On January 24, 2019, the Company issued 5,300,000 common shares to William Marshal Plc. at an agreed conversion price of $0.02 per share amounting to $106,000, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on December 31, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

During the year ended December 31, 2019, $50,824 of the debt issuance costs was amortized to income statement, leaving an unamortized debt issue cost balance of $0. The Company further recorded an interest expense of $19,090, making the total accrued interest balance to $44,100. On June 5, 2019, the Company issued 38,955,000 common shares to the lender at an agreed conversion price of $0.02 per share amounting to $779,100, thereby leaving an outstanding principal loan and accrued interest balance of $0 as on December 31, 2019. As the note was converted at the contractual rate, no gain on conversion was recorded upon conversion of this note and accrued interest. At December 31, 2019, the lender holds 10.17% beneficial ownership of the issued and outstanding common stock of the Company, hence the lender is deemed to be a related party of the company.

(F) Long Term Convertible Notes Payable

Following is the summary of all long-term convertible notes, net of debt discounts including the accrued interest as at December 31, 2019:

Date of Note	Principal	Discount	Principal, net of discounts	Accrued Interest	Total
October 10, 2018 - Xantis AION Sec Fund	$653,040	$-	$653,040	$48,092	$701,132
December 18, 2018 - Aegeus Sec Fund	329,100	-	329,100	649	329,749

Balance, December 31, 2019	$982,140	$-	$982,140	$48,742	$1,030,882

On October 10, 2018, the Company received second tranche of funding from Xantis AION Securitization Fund amounting to $653,040 pursuant to the funding agreement dated June 6, 2018. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid $98,651 cash commission, which is treated as debt issuance cost discount for this note. This particular Convertible Note issued to Xantis AION Securitization Fund was to mature on October 11, 2019.

During the year ended December 31, 2018, $20,552 of the debt issuance cost discount was amortized to income statement, leaving an unamortized debt issue cost balance of $78,099. The Company further recorded $3,328 as interest expense during the year ended December 31, 2018 and the outstanding note balance amounted to $653,040 as of December 31, 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On December 13, 2019, the Company and the lender mutually agreed to defer the conversion of the second tranche of the June 6, 2018 funding agreement for a further two (2) years and one (1) day from December 18, 2019. In this case, the agreed conversion price will be the closing market price two days prior the new conversion date. The Company will continue to accrue 6% interest on the outstanding principal until the note is fully converted to its common stock.

During the year ended December 31, 2019, $78,099 of the debt issuance cost discount was amortized to income statement, leaving an unamortized debt issuance cost discount balance of $0. The Company further recorded $44,764 as interest expense during the year ended December 31, 2019 and the outstanding note balance amounted to $653,040 as of December 31, 2019.

On December 18, 2019, the Company secured a 24-month convertible loan, from Aegeus Securitization Fund (Luxembourg), for 500,000 Great Britain Pounds (equivalent to approximately $658,200) carrying an interest at the rate of 6% per annum and received the first tranche amounting to GBP 250,000 (equivalent to approximately $329,000). The lender has an option to convert this note into common stock of the Company after (2) years and one (1) day from December 18, 2019 at a conversion price equivalent to the closing market price two days prior the new conversion date. Aegeus Securitization Fund and Xantis AION Securitization Fund both have the same fund administrators, Xantis S.A., hence Aegeus Securitization Fund is treated as a related party of the Company as at December 31, 2019. The Company simultaneously also entered into a Receivables Assignment Agreement whereby an amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired will be securitized to the lender. Pursuant to the terms of this Assignment Agreement, the Company assigned its receivables for the period from June 2020 to May 2025 to the lender.

During the year ended December 31, 2019, the Company recorded $649 as interest expense and the outstanding note balance amounted to $329,100 as of December 31, 2019.

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

December 31, 2019 and 2018

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

During the year ended December 31, 2019, the Company did not issue any new preferred shares.

After December 31, 2019, specifically on March 19, 2019, the Company issued 100,000 shares of Series “C” Preferred Stock to Nicholas Paul Tuke, our new President and Chief Executive Officer, as a signing bonus agreed in his February 1, 2020 employment agreement.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(B) Common Stock

As at December 31, 2019 and 2018, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. As at December 31, 2019 and 2018, the Company had 590,989,409 and 525,534,409 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2018, the Company did not issue any new shares of common stock.

During the year ended December 31, 2019, the Company issued 65,455,000 common shares because of conversions of three convertible notes and related accrued interest in following manner:

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

Note 11 – Revenue

For the year ended December 31, 2019 and 2018, the Company recognized total revenues amounting to $112,080 and $98,613, respectively.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of December 31, 2019 and, 2018, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of December 31, 2019 and 2018.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of December 31, 2019 and 2018.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 12 – Pension Plan

The Company operates a defined “contribution pension plan” for its subsidiary in the United Kingdom, Cheshire Trafford UK Limited. Each participant needs to complete a probation period before being included in the pension plan. The contributions payable to the company’s pension plan are charged to the consolidated statement of operations in the period to which they relate. We contributed a total of $2,776 and $2,069 to this pension plan during the year ended December 31, 2019 and post-acquisition five months’ period ended December 31, 2018, respectively.

Note 13 – Related Party Transactions

On June 5, 2018, all of the officers and directors of the Company decided to convert their partial accrued salary balances amounting to $160,000 into 800,000 shares of Series “C” Preferred Stock at par value of $0.001 per share, having an equivalent common stock fair value of $0.004 per share or $320,000 at the date of issuance of such preferred stock. See Note 9(B).

On January 14, 2019, the Company issued 21,200,000 common shares valued at a contractually agreed value of $0.02 per share or $424,000 (including $400,000 of principal and $24,000 of accrued interest) to Xantis Aion Securitisation Fund (at Xantis Private Equity Fund´s request) upon conversion of a convertible promissory note.

On June 9, 2019, the Company issued 38,955,000 common shares valued at a contractually agreed value of $0.02 per share or $779,100 (including $735,000 of principal and $44,100 of accrued interest) to Xantis Aion Securitisation Fund upon conversion of a convertible promissory note.

At December 31, 2019 and 2018, there were accounts payable, accrued liabilities and loans payable due to related parties. (See Note 9(B, E and F).

Note 14 - Income Taxes

The income tax provision differs from the amount of tax determined by applying the US federal statutory rate of 21% in 2018 and 2019 as follows:

	2019	2018
Income Tax (benefit) provision at statutory rate:	$(392,694)	$(338,309)

Increase (decrease) in income tax due to:
Non-Taxable foreign earnings / losses	86,900	208,797
Amortization of debt discount	27,389	25,306
Unrealized loss on marketable securities	263,468	107,248
Other	-	(3,042)
Change in valuation allowance	14,937	-
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Net deferred tax assets and liabilities are comprised of the following:

	2019	2018
Deferred tax assets (liabilities), current	$-	$-

Deferred tax assets (liabilities), non-current
Net operating loss carry-forward	$14,937	$-
Valuation allowance	(14,937)	-
	$-	$-

Net deferred tax assets (liabilities)	$-	$-
Non-current assets (liabilities)	$-	$-
	$-	$-

The US parent entity´s expenses are funded by the foreign subsidiaries through a management fee, which is, included in the US parent´s unconsolidated US annual income tax return as taxable revenues.

The Company has not recorded deferred income taxes applicable to undistributed earnings of the foreign subsidiaries because there are cumulative losses in those subsidiaries through December 31, 2019. In the future, the Company does not intend to record deferred income taxes applicable to undistributed future earnings of the foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers that whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. There was no income tax liability for 2018 and no additional net operating loss carryforwards. As of December 31, 2019, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $(14,937) has been provided in the accompanying consolidated financial statements as of December 31, 2019.

At December 31, 2019, the Company had $71,129 of U.S. net operating loss carryforwards that may be carried forward indefinitely.

The Company has not incurred any foreign income taxes for the years ended December 31, 2019 and 2018. The Company may be subject to enquiries by the U.K. Taxation authority regarding its U.K. subsidiaries for the 2018 and 2019 tax years. The Company may also be subject to examination by the U.S. Internal Revenue Service (“IRS”) and state taxing authorities for the 2017, 2018 and 2019 tax years.

Note 15 – Commitments and Contingencies

Contingencies

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of December 31, 2019, the Company is not involved in any such litigation or disputes other than as discussed above.

Commitments

●	Leases

On August 1, 2018, the Company entered into a rent agreement for its UK office at Hull for a period of one year amounting to a rental of GBP 2,000 or $2,890 per month (from August 2018 until July 2019). This rental agreement expired on July 31, 2019 and was not renewed.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The Company entered into a non-cancelable operating lease for its UK office in the city of Hull (United Kingdom) on August 29, 2019, for a period of six years amounting to a rental of GBP 1,000 or approximately $1,230 per month. In August 2019, the Company paid a deposit of GBP 3,000 or $3,690 that was settled against 3 months of operating lease liability pertaining to fourth quarter of 2019.

In adopting ASC Topic 842, Leases, the Company has elected the package of practical expedients which permits it not to reassess its prior conclusions about lease identifications, lease classifications and initial direct costs under the new standard. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon adoption of this ASC, the Company recorded right-of-use leased asset and operating lease liability of $79,129. On December 31, 2019, the balance of the right-of-use leased asset and operating lease liability was $75,786.

The significant assumptions used to determine the present value of the operating lease liability was a discount rate of 6% which was based on the Company’s estimated incremental borrowing rate.

At December 31, 2019, the right-of-use leased asset (ROU) is summarized as follows:

December 31, 2019
Office lease right-of-use asset	$79,129
Less: Accumulated amortization	(3,343)
Balance of ROU asset as at December 31, 2019	$75,786

At December 31, 2019, operating lease liability is summarized as follows:

December 31, 2019
Lease liability related to office lease right-of-use asset	$79,129
Less: Lease reduction	(3,343)
Less: Current portion of operating lease liability	(13,374)
Long term operating lease liability as at December 31, 2019	$62,412

The following is a schedule, by years, of the future minimum lease payments as of December 31, 2019 required under the non-cancelable operating lease:

Year ended December 31,	Operating Lease
2020	$15,921
2021	15,921
2022	15,921
2023	15,921
2024	15,921
Thereafter	10,614
Total minimum lease payments	$90,219
Less: Discount to fair value	(14,433)
Total Operating Lease Liability at December 31, 2019	$75,786

Total rent expense for the year ended December 31, 2019 and 2018 was $25,206 and $37,041, respectively.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 16 – Segment Information

During the years ended December 31, 2019 and 2018, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) consisting of management consultancy and employment placement services such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources and human resources placements; and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. All goodwill in the accompanying consolidated balance sheets is assigned to the Insurance brokerage segment.

Information with respect to these reportable business segments for the years ended December 31, 2019 and 2018 was as follows:

	For the year ended December 31,
	2019	2018
Revenues:
Consultancy	$-	$32,000
Insurance brokerage	112,080	66,613
	$112,080	$98,613
Depreciation and amortization:
Consultancy	$2,586	$1,756
Insurance brokerage	22,813	9,577
	$25,399	$11,333
Net loss from continuing operations:
Consultancy	$(1,798,480)	$(1,480,589)
Insurance brokerage	(36,488)	(30,242)
	$(1,834,968)	$(1,510,831)

	December 31, 2019	December 31, 2018
Identifiable long-lived tangible assets at December 31, 2019 and 2018 by segment:
Consultancy	$2,734	$4,654
Insurance brokerage	938	526
	$3,672	$5,180

Note 17 – Subsequent Events

On February 11, 2020, GE Professionals DMCC (the Dubai Subsidiary of the Company) was formally deregistered and liquidated in Dubai, United Arab Emirates.

On March 19, 2020, the Company issued 100,000 shares of Series “C” Preferred Stock to Nicholas Paul Tuke, our new President Chief Executive Officer, as a signing bonus agreed in his February 1, 2020 employment agreement.

Item 16.	Form 10-K Summary

The Company has opted out of including a summary of the information required by Form 10-K.

43

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

2*	Plan and Agreement of Reorganization dated November 15, 2010, among Global Equity International, Inc. (now known as Argentum 47, Inc.), Global Equity Partners Plc. and Stockholders of Global Equity Partners Plc.

3.1*	Articles of Incorporation

3.(i).2**	Certificate of Amendment to Articles of Incorporation, effective February 16, 2015.

3.(i).3***	Certificate of Amendment to Articles of Incorporation, effective August 14, 2015.

3.(i).4****	Certificate of Amendment to Articles of Incorporation, effective March 29, 2018.

3.2*	Bylaws

4.1*****	Certificate of Designation of Series “B” Convertible Preferred Stock

4.2******	Certificate of Designation of Series “C” Convertible Preferred Stock

10.1#	Employment Agreement dated September 1, 2019 between Argentum 47, Inc. and Peter J. Smith.

10.2#	Employment Agreement dated September 1, 2019 between Argentum 47, Inc. and Enzo Taddei.

10.3#	Employment Agreement dated February 1, 2020 between Argentum 47, Inc. and Nicholas Paul Tuke.

14*	Code of Business Conduct and Ethics adopted on September 2, 2011

21#	Subsidiaries

31.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1#	906 Certification of Principal Executive Officer

32.2#	906 Certification of Principal Financial Officer

*	Incorporated by reference to the Company’s Form 10 Registration Statement filed with the Commission on December 1, 2011, and as subsequently amended.

**	Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 17, 2015.

***	Incorporated by reference to the Company’s Form 8-K filed with the Commission on August 25, 2015.

****	Incorporated by reference to the Company’s Form 8-K filed with the Commission on March 30, 2018.
*****	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 14, 2016.

******	Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 20, 2017.

#	Filed herewith.

44

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Argentum 47, Inc.

Dated: March 25, 2020	By:	/s/ Nicholas P. Tuke
Nicholas P. Tuke
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 25, 2020	By:	/s/ Nicholas P. Tuke
Nicholas P. Tuke
	Its:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 25, 2020	By:	/s/ Enzo Taddei
Enzo Taddei
	Its:	Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 25, 2020	By:	/s/ Peter J. Smith
Peter J. Smith
	Its:	Director

45