Form 10-Q
period 2020-03-31
ARGENTUM 47, INC.
filed 2020-05-07
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-54557

ARGENTUM 47, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3986073
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

34 St. Augustine’s Gate, Hedon, HU12 8EX Hull, United Kingdom.	00000
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: +(44) 1482 891 591/ +1 (321) 200 0142

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered
NA	NA	NA

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2020, there were 590,989,409 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2020

(Unaudited)

Argentum 47, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets

Current Assets
Cash	$164,158	$326,245
Accounts receivable	6,157	7,422
Marketable securities at fair value	145,885	204,239
Prepaids	5,944	9,484
Total current assets	322,144	547,390

Non-Current Assets
Intangibles, net	304,172	309,876
Goodwill	142,924	142,924
Right-of-use leased asset	68,005	75,786
Fixed assets, net	2,994	3,672
Total non-current assets	518,095	532,258

Total assets	$840,239	$1,079,648

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$122,974	$129,579
Accounts payable and accrued liabilities - related parties	413,728	458,518
Short term payable for acquisition	161,899	171,650
Current portion of operating lease liability	12,555	13,374
Accrued interest	109,435	94,771
Notes payable	260,584	260,584
Total current liabilities	1,081,175	1,128,476

Non-Current Liabilities
Long term payable for acquisition	61,395	64,460
Fixed price convertible notes payable, related party	982,140	982,140
Long term operating lease liability	55,450	62,412
Total non-current liabilities	1,098,985	1,109,012

Total liabilities	$2,180,160	$2,237,488

Commitments and contingencies (Note 14)

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,300,000 and 3,200,000 shares issued and outstanding, respectively.	3,300	3,200
Common stock: 950,000,000 shares authorized; $0.001 par value: 590,989,409 and 590,989,409 shares issued and outstanding, respectively.	590,989	590,989
Additional paid in capital	11,460,607	11,431,707
Accumulated deficit	(13,465,669)	(13,223,188)
Accumulated other comprehensive (loss) / income	25,852	(5,548)
Total stockholders’ deficit	(1,339,921)	(1,157,840)

Total liabilities and stockholders’ deficit	$840,239	$1,079,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2020 and March 31, 2019 (Unaudited)

	March 31, 2020	March 31, 2019

Revenue	$23,709	$34,189

General and administrative expenses	37,424	52,116
Compensation	84,169	121,191
Professional services	52,972	50,020
Depreciation	622	627
Amortization of intangibles	5,703	5,703
Total operating expenses	180,890	229,657

Loss from continuing operations	$(157,181)	$(195,468)

Other income (expenses):
Interest expense	$(14,664)	$(21,439)
Change in fair value of acquisition payable	(1,694)	(4,424)
Amortization of debt discount	-	(53,885)
Loss on available for sale securities, net	(58,354)	(671,070)
Gain on extinguishment of debt and other liabilities	2,500	-
Exchange rate (loss) / gain	(13,088)	4,437
Total other income (expenses)	(85,300)	(746,381)

Net loss from continuing operations	$(242,481)	$(941,849)

Discontinued operations (Note 6)
Net loss from operations of discontinued subsidiary (including loss due to fixed assets write off of $164 during the three months ended March 31, 2019)	$-	$(33,638)

Net loss	$(242,481)	$(975,487)

Net loss per common share from continuing operations - basic & diluted	$(0.00)	$(0.00)

Net loss per common share from discontinued operations - basic & diluted	$-	$(0.00)

Weighted average number of common shares outstanding - basic & diluted	590,989,409	547,323,298

Comprehensive (loss) / income:
Net loss	$(242,481)	$(975,487)
Gain / (loss) on foreign currency translation	31,400	(11,101)
Comprehensive loss	$(211,081)	$(986,588)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended March 31, 2020 and March 31, 2019 (Unaudited)

For the Three Months Ended March 31, 2019:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income / (Loss)	Deficit

Balance - December 31, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(11,353,215)	$13,592	$(577,827)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	26,500,000	26,500	503,500	-	-	530,000

Net loss	-	-	-	-	-	-	-	(975,487)	-	(975,487)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(11,101)	(11,101)

Balance - March 31, 2019	45,000,000	$45,000	3,200,000	$3,200	552,034,409	$552,034	$10,691,562	$(12,328,702)	$2,491	$(1,034,415)

For the Three Months Ended March 31, 2020:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income / (Loss)	Deficit

Balance - December 31, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(13,223,188)	$(5,548)	$(1,157,840)

Series C preferred stock issued as a signing bonus	-	-	100,000	100	-	-	28,900	-	-	29,000

Net loss	-	-	-	-	-	-	-	(242,481)	-	(242,481)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	31,400	31,400

Balance - March 31, 2020	45,000,000	$45,000	3,300,000	$3,300	590,989,409	$590,989	$11,460,607	$(13,465,669)	$25,852	$(1,339,921)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and March 31, 2019 (Unaudited)

	March 31, 2020	March 31, 2019

Cash flows from operating activities
Net loss	$(242,481)	$(975,487)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	622	704
Amortization of intangibles	5,703	5,703
Stock compensation	29,000	-
Amortization of debt discount	-	53,885
Loss on available for sale securities, net	58,354	671,070
Gain on extinguishment of debt and other liabilities	(2,500)	-
Change in fair value of acquisition payable	1,694	-
Loss due to fixed assets write off	-	164

Changes in operating assets and liabilities:
Accounts receivable	1,265	6,349
Prepaids	3,540	2,114
Other current assets	-	4,732
Assets of discontinued operations	-	(5,282)
Accounts payable and accrued liabilities	(4,104)	(2,028)
Accounts payable and accrued liabilities - related parties	(44,790)	32,227
Accrued interest	14,664	25,863

Net cash used in operating activities:	$(179,033)	$(179,986)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	$-	$(719)

Net cash used in investing activities	$-	$(719)

Cash flows from financing activities:
Proceeds from loans - related parties	$-	$40,000
Repayment of loans - related parties	-	(30,000)

Net cash provided by financing activities	$-	$10,000

Net decrease in cash	$(179,033)	$(170,705)

Effect of Exchange Rates on Cash	16,946	(10,830)

Cash at Beginning of Period	$326,245	$193,807

Cash at End of Period	$164,158	$12,272

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$6,000

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted into common stock	$-	$530,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

On March 18, 2019, the Board of Directors of GEP Equity Holdings Limited decided to commence the process to formally and legally liquidate GE Professionals DMCC and its related employment placement services business with an effective date of March 31, 2019. This decision was made so to allow management of Argentum 47, Inc. to fully concentrate on the Company’s core businesses, Independent Financial Advisory and Business Consulting. Accordingly, GE Professionals DMCC has been presented as a discontinued operation for all periods presented in the accompanying unaudited consolidated financial statements and footnotes (See Note 6). On February 11, 2020, the liquidation proceedings of GE Professionals DMCC were completed and it is formally liquidated.

The Company’s consolidated revenues from continuing operations are generated from business consulting services and by acting as broker for sale of Lump Sum or Single Premium Insurance Policies and/or the sale of Regular Premium Investment or Insurance Policies that are issued by third party insurance companies.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2019. The interim results for the period ended March 31, 2020 are not necessarily indicative of results for the full fiscal year.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $242,481 and net cash used in operations of $179,033 for the three months ended March 31, 2020; working capital deficit, stockholder’s deficit and accumulated deficit of $759,031, $1,339,921 and $13,465,669 as of March 31, 2020. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Consummating and executing all current engagements related to the business consulting division.
b)	Continually engaging with new clients via our business consulting division.
c)	Maximizing the already acquired Independent Financial Advisory firm’s revenues by way of servicing the current client base in the most professional manner possible.
d)	Organically growing the amount of funds under administration of the already acquired Independent Financial Advisory firm to new and higher levels.
e)	Continuing to receive fixed funding, via equity or debt, for acquisition, growth and working capital from parties that have already executed funding agreement with the Company.
f)	Continuing to negotiate new fixed funding via equity or debt, for further acquisitions, growth and working capital.
g)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which the Company and its subsidiaries operate. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the Globe. The Company continues to monitor the impact of the COVID-19 Coronavirus outbreak closely. The impacts of the Pandemic could be material, but due to the evolving nature of this situation, we are not able at this time to estimate the impact on our current financial, operational or future financial results. Amongst the factors that could impact our results are: effectiveness of COVID-19 Coronavirus mitigation measures, global economic conditions, reduced business and consumer spending due to both job losses and reduced investing activity, and other factors. These factors could result in increased or decreased demand for our products and services.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (U.K.) since August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. GEP EH was the parent company of its liquidated GE Professionals DMCC (Dubai) until February 11, 2020. GE Professionals DMCC has been presented as a discontinued operation for the three months ended March 31, 2020 and 2019 as that company was liquidated on February 11, 2020. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the unaudited consolidated statements of operations for the three months ended March 31, 2019 have been reclassified from Interest expense to Change in fair value of acquisition payable to conform to the presentation of three months ended March 31, 2020. This reclassification increased Change in fair value of acquisition payable, in Other expenses of the unaudited consolidated statements of operations by $4,424 and decreased Interest expense in Other expenses of the unaudited consolidated statements of operations for the three months ended March 31, 2019 by the same amount.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include accounts receivable and related revenues for our subsidiary, Cheshire Trafford, allowance for doubtful accounts and loans, estimates of fair value of securities received for services, estimates of fair value of securities held, depreciation period of fixed assets, valuation of fair value of assets acquired and liabilities assumed of acquired businesses, fair value of business purchase consideration, fair value of the lease liabilities, valuation allowance on deferred tax assets and equity valuations for non-cash equity grants.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company had no cash equivalents. At times balances may exceed federally insured limits of $250,000. We have not experienced any losses related to these balances. At March 31, 2020 and December 31, 2019, balance in one financial institution exceeded federally insured limits by $0 and $73,480, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at March 31, 2020 and December 31, 2019.

Foreign currency policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s discontinued Dubai subsidiary is the Arab Emirates Dirham (“AED”) and the functional currency of the Company’s U.K. subsidiaries is Great Britain Pounds (“GBP”). All foreign currency balances and transactions are translated into United States dollars (“$” and/or “USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of our stockholders’ deficit as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the non-operating income or expenses of the statement of operations.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any such impairment during the three months ended March 31, 2020 or March 31, 2019.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

March 31, 2020

(Unaudited)

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

The assets and liabilities for business components meeting the criteria for discontinued operations are reclassified and presented separately as assets of discontinued operations and liabilities relating to discontinued operations in the accompanying unaudited consolidated balance sheet. The change in presentation for discontinued operations does not have any impact on our financial condition or results of operations. We combine the cash flows and assets and liabilities attributable to discontinued operations with the respective cash flows and assets and liabilities from continuing operations in the accompanying unaudited consolidated statement of cash flows.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

All revenues are generated from clients whose operations are based outside of the United States and relate to the insurance brokerage business. For the three months ended March 31, 2020 and 2019, the Company had following concentrations of revenues from continuing operations:

	March 31, 2020	March 31, 2019

Initial advisory fees	0%	11.36%
Ongoing advisory fees	26.01%	30.78%
Initial and renewal commissions	6.18%	50.35%
Trail or recurring commissions	66.83%	6.58%
Other revenue	0.98%	0.93%
	100%	100%

At March 31, 2020 and December 31, 2019, the Company had the following concentrations of accounts receivables with customers:

Customer	March 31, 2020	December 31, 2019

Customer 1	29.51%	26.68%
Customer 2	18.92%	25.24%
Customer 3	10.54%	0%
Others having a concentration of less than 10%	41.03%	48.08%
	100%	100%

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

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

As at March 31, 2020 and December 31, 2019, the Company had common stock equivalents of 491,070,000 and 363,755,756 common shares, respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 9(D).

As at March 31, 2020 and December 31, 2019, the Company had common stock equivalents of 780,000,000 and 770,000,000 common shares, respectively, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 10(A).

	Number of Common Shares
	March 31, 2020	December 31, 2019
Potential dilutive common stock
Convertible notes	491,070,000	363,755,756
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	330,000,000	320,000,000
Total potential dilutive common stock	1,271,070,000	1,133,755,756

Weighted average number of common shares – Basic	590,989,409	573,178,505
Weighted average number of common shares – Dilutive	1,862,059,409	1,706,934,261

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

As of March 31, 2020 and December 31, 2019, diluted weighted average number of common shares exceeds total authorized common shares. However, 780,000,000 and 770,000,000 common shares as of March 31, 2020 and December 31, 2019, respectively would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock could not be any earlier than September 27, 2020.

Comprehensive Income / (Loss)

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) for the three months ended March 31, 2020 and 2019, includes only foreign currency translation gain / (loss), and is presented in the Company’s consolidated statements of comprehensive income / (loss).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended March 31, 2019 were as follows:

Balance, December 31, 2018	$13,592
Foreign currency translation adjustment for the period	(11,101)
Balance, March 31, 2019	$2,491

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended March 31, 2020 were as follows:

Balance, December 31, 2019	$(5,548)
Foreign currency translation adjustment for the period	31,400
Balance, March 31, 2020	$25,852

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2020	December 31, 2019
Level 1 – Marketable Securities – Recurring	$145,885	$204,239

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 marketable securities measured at fair value for the three months ended March 31, 2020 were as follows:

Balance, December 31, 2019	$204,239
Sales and settlements during the period	-
Loss on available for sale marketable securities, net	(58,354)
Balance, March 31, 2020	$145,885

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Management believes that the fair value of its investment has been correctly measured, as the length of time that the stock has been less than cost is nominal. See Note 7(B)

Recent Accounting Pronouncements

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

March 31, 2020

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

The excess of the purchase consideration over the fair value of assets acquired, net of liabilities assumed was initially recognized as the fair value of customer list intangible asset totaling to $485,118. Upon finalizing the fair value of customer list intangible based on the Multi Period Excess Earnings Model, Management believed that fair value of the customer list intangible asset amounted to $342,194 and the remaining $142,924 is recognized as goodwill at December 31, 2018. This intangible asset is amortized on a straight line basis over a life of 15 years which is the average service duration of a customer that has invested with Cheshire Trafford.

Estimated life of intangibles	15 years

Fair value of customer list intangible asset at date of acquisition	$485,118
Fair value adjustment at December 31, 2018	(142,924)
Adjusted fair value of customer list intangible asset at December 31, 2018	$342,194
Amortization charge for 5 months ended December 31, 2018	(9,505)
Net Book Value at December 31, 2018	$332,689
Amortization charge for the period	(22,813)
Net Book Value at December 31, 2019	$309,876
Amortization charge for the period	(5,703)
Net Book Value at March 31, 2020	$304,172

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

As at December 31, 2019, the management recalculated the third installment of the purchase price consideration as the recurring income period of 12 months ended on July 31, 2019 based upon the terms of the purchase agreement. Accordingly, the fair value of contingent acquisition payable was reduced, and the Company recorded a gain on revaluation of payable for acquisition of $67,897 during the year ended December 31, 2019. The total amount owed under the purchase agreement was $223,294 as of March 31, 2020.

Note 6 – Discontinued Operations

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, in order to fully concentrate on its core business of Independent Financial Advisory services and consultancy business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” and discontinue the related employment placement services business. As a result, Dubai subsidiary operations for the three months ended March 31, 2020 and 2019 are treated as discontinued operations in the accompanying unaudited consolidated financial statements. The consolidated statements of operations only comprise the continuing operations. Net income from the discontinued operations is presented on a single line after the net income from the continuing operations.

There were no assets and liabilities from discontinued operations as at March 31, 2020 and December 31, 2019.

Statement of Operations from discontinued operations for the three months ended March 31, 2020 and 2019 was as follows:

	March 31, 2020	March 31, 2019
Revenue	$-	$-

General and administrative expenses	$-	$8,085
Compensation expense	-	22,743
Professional services	-	2,382
Depreciation	-	77
Loss from discontinued operations	$-	$(33,287)
Other income (expenses)
Loss due to fixed assets write off	$-	$(164)
Exchange rate loss	-	(187)
Total other (expenses) / income	$-	$(351)
Net loss from discontinued operations	$-	$(33,638)

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 7 – Investments

A. Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value
DUO	5,835,392	$145,885	5,835,392	$204,239
	5,835,392	$145,885	5,835,392	$204,239

At March 31, 2020, the Company revalued 5,835,392 common shares at their quoted market price of $0.025 per share, to $145,885; hence, recording a net loss on available for sale securities of $58,354 into the statement of operations for the three months ended March 31, 2020.

For the three months ended March 31, 2019, loss on available for sale securities was $671,070.

B. Investments at Cost

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following common equity securities in private and reporting companies as at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	5,006,521	$-	5,006,521	$-	Private Company
	5,006,521	$-	5,008,792	$-

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	450,000	$-	450,000	$-	Private Company
	450,000	$-	450,000	$-

Note 8 – Fixed Assets

Following table reflects net book value of furniture and equipment as of March 31, 2020 and December 31, 2019:

Furniture and Equipment
Useful Life	3 to 10 years

Cost
Balance as at December 31, 2019	$46,447
Addition during the period	-
Translation rate differences	(2,406)
Balance as at March 31, 2020	$44,041

Accumulated depreciation
Balance as at December 31, 2019	$42,775
Depreciation expense for the period – continuing operations	622
Translation rate differences	(2,350)
Balance as at March 31, 2020	$41,047
Net book value as at March 31, 2020	$2,994
Net book value as at December 31, 2019	$3,672

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 9 – Debt, Accounts Payable and Accrued Liabilities

(A) Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
Accrued salaries and benefits	$61,724	$61,452
Accounts payable and other accrued liabilities	61,250	68,127
	$122,974	$129,579

(B) Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
Accrued salaries and benefits	$386,776	$382,165
Expenses payable	26,952	76,353
	$413,728	$458,518

(C) Short Term Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2019:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	8,058	268,642

Balance – December 31, 2019	$260,584	$46,029	$306,613

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at March 31, 2020:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	8,058	268,642

Balance – March 31, 2020	$260,584	$46,029	$306,613

●	On November 26, 2013, the Company secured from a private individual, a twelve-month fixed price convertible loan amounting to $450,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.5 per share. During the year ended December 31, 2014, the Company recorded a total accrued interest of $42,971 on this Note. On December 23, 2014, the Company fully repaid the principal note balance of $450,000 in cash and also paid $5,000 on account of accrued interest payment, thereby leaving an accrued and unchanged interest balance of $37,971 as of March 31, 2020 and December 31, 2019.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

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

During the three months ended March 31, 2020, the Company did not repay any monthly installment, hence the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $8,058 as of March 31, 2020.

(D) Long Term Convertible Notes Payable – Related Party

Following is the summary of all long-term convertible notes, net of debt discounts including the accrued interest as at December 31, 2019:

Date of Note	Principal	Accrued Interest	Total
October 10, 2018 - Xantis AION Sec Fund	$653,040	$48,092	$701,132
December 18, 2019 - Aegeus Sec Fund	329,100	649	329,749

Balance, December 31, 2019	$982,140	$48,742	$1,030,882

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Following is the summary of all long-term convertible notes, net of debt discounts including the accrued interest as at March 31, 2020:

Date of Note	Principal	Accrued Interest	Total
October 10, 2018 - Xantis AION Sec Fund	$653,040	$57,888	$710,928
December 18, 2019 - Aegeus Sec Fund	329,100	5,518	334,618

Balance, March 31, 2020	$982,140	$63,406	$1,045,546

●	On October 10, 2018, the Company received second tranche of funding from Xantis AION Securitization Fund amounting to $653,040 pursuant to the funding agreement dated June 6, 2018. The Company had a right to pay this note no earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid $98,651 cash commission, which is treated as debt issuance cost discount for this note. This particular Convertible Note issued to Xantis AION Securitization Fund was to mature on October 11, 2019.

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

During the three months ended March 31, 2020, the Company recorded $9,796 as interest expense and the outstanding note balance amounted to $653,040 as of March 31, 2020.

●	On December 18, 2019, the Company secured a 24-month convertible loan, from Aegeus Securitization Fund (Luxembourg), for 500,000 Great Britain Pounds (equivalent to approximately $658,200) carrying an interest at the rate of 6% per annum and received the first tranche amounting to GBP 250,000 (equivalent to approximately $329,000). The lender has an option to convert this note into common stock of the Company after (2) years and one (1) day from December 18, 2019 at a conversion price equivalent to the closing market price two days prior the new conversion date. Aegeus Securitization Fund and Xantis AION Securitization Fund both have the same fund administrators, Xantis S.A., hence Aegeus Securitization Fund is treated as a related party of the Company as at December 31, 2019. The Company simultaneously also entered into a Receivables Assignment Agreement whereby an amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired will be securitized to the lender. Pursuant to the terms of this Assignment Agreement, the Company assigned its receivables for the period from June 2020 to May 2025 to the lender.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

During the year ended December 31, 2019, the Company recorded $649 as interest expense and the outstanding note balance amounted to $329,100 as of December 31, 2019.

During the three months ended March 31, 2020, the Company recorded $4,869 as interest expense and the outstanding note balance amounted to $329,100 as of March 31, 2020.

Note 10 - Stockholders’ Equity (Deficit)

(A) Preferred Stock

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

March 31, 2020

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

On March 19, 2019, the Company issued 100,000 shares of Series “C” Preferred Stock to Nicholas Paul Tuke, our new President and Chief Executive Officer, as a signing bonus agreed in his February 1, 2020 employment agreement. These shares were issued at par value of $0.001 per share having an equivalent common stock fair value of $0.0029 per share or $29,000 at the date of issuance of preferred stock.

(B) Common Stock

As at March 31, 2020 and December 31, 2019, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. As at March 31, 2020 and December 31, 2019, the Company had 590,989,409 shares of common stock issued and outstanding.

During the three months ended March 31, 2020, the Company did not issue any new shares of common stock.

Note 11 – Revenue

For the three months ended March 31, 2020 and 2019, the Company recognized total revenues amounting to $23,709 and $34,189, respectively.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company’s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of March 31, 2020 and, 2019, the Company’s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2020 and, 2019.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of March 31, 2020 and, 2019.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 12 – Pension Plan

The Company operates a defined “contribution pension plan” for its subsidiary in the United Kingdom, Cheshire Trafford UK Limited. Each participant needs to complete a probation period before being included in the pension plan. The contributions payable to the company’s pension plan are charged to the consolidated statement of operations in the period to which they relate. We contributed a total of $697 and $706 to this pension plan during the three months ended March 31, 2020 and 2019, respectively.

Note 13 – Related Party Transactions

At March 31, 2020 and December 31, 2019, there were accounts payable, accrued liabilities and loans payable due to related parties. (See Note 9(B and D).

Note 14 – Commitments and Contingencies

Contingencies

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of March 31, 2020, the Company is not involved in any such litigation or disputes.

Commitments

●	Leases

The Company entered into a non-cancelable operating lease for its UK office in the city of Hull (United Kingdom) on August 29, 2019, for a period of six years amounting to a rental of GBP 1,000 or approximately $1,230 per month.

In adopting ASC Topic 842, Leases, the Company has elected the package of practical expedients which permits it not to reassess its prior conclusions about lease identifications, lease classifications and initial direct costs under the new standard. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon adoption of this ASC, the Company recorded right-of-use leased asset and operating lease liability of $79,129. On March 31, 2020, the balance of the right-of-use leased asset and operating lease liability was $68,005.

The significant assumptions used to determine the present value of the operating lease liability was a discount rate of 6% which was based on the Company’s estimated incremental borrowing rate.

At March 31, 2020, the right-of-use leased asset (ROU) is summarized as follows:

March 31, 2020
Office lease right-of-use asset	$79,129
Less: Accumulated amortization	(6,482)
Less: Translation rate difference	(4,642)
Balance of ROU asset as at March 31, 2020	$68,005

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

At March 31, 2020, operating lease liability is summarized as follows:

March 31, 2020
Lease liability related to office lease right-of-use asset	$79,129
Less: Lease reduction	(6,482)
Less: Translation rate difference	(4,642)
Less: Current portion of operating lease liability	(12,555)
Long term operating lease liability as at March 31, 2020	$55,450

The following is a schedule, by years, of the future minimum lease payments as of March 31, 2020 required under the non-cancelable operating lease:

12 months period ended March 31,	Operating Lease
2021	$14,946
2022	14,946
2023	14,946
2024	14,946
2025	14,946
Thereafter	6,227
Total minimum lease payments	$80,957
Less: Discount to fair value	(12,952)
Total Operating Lease Liability at March 31, 2020	$68,005

Total rent expense for the three months ended March 31, 2020 and 2019 was $3,843 and $8,670, respectively.

Note 15 – Segment Information

During the three months ended March 31, 2020 and 2019, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) consisting of management consultancy such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources; and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. All goodwill in the accompanying consolidated balance sheets is assigned to the Insurance brokerage segment.

Information with respect to these reportable business segments for the three months ended March 31, 2020 and 2019 was as follows:

	For the three months ended March 31,
	2020	2019
Revenues:
Consultancy	$-	$-
Insurance brokerage	23,709	34,189
	$23,709	$34,189
Depreciation and amortization:
Consultancy	$566	$585
Insurance brokerage	5,759	5,745
	$6,325	$6,330
Net loss from continuing operations:
Consultancy	$(227,236)	$(939,282)
Insurance brokerage	(15,245)	(2,567)
	$(242,481)	$(941,849)

	March 31, 2020	December 31, 2019
Identifiable long-lived tangible assets at March 31, 2020 and December 31, 2019 by segment:
Consultancy	$2,169	$2,734
Insurance brokerage	825	938
	$2,994	$3,672

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers,
●	the arrangements with present and future customers and third parties, and
●	the continued adverse impact of the COVID-19 Coronavirus on the global and regional economy in which we conduct our business and any potential adverse impact on our ability to operate our business and serve our clients.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A.	Critical accounting estimates and policies

B.	Business overview

C.	Results of operations for the three months ended March 31, 2020 and March 31, 2019

D.	Financial condition as at March 31, 2020 and December 31, 2019

E.	Liquidity and capital reserves

F.	Business development

A.	Critical Accounting Estimates and Policies:

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

On May 30, 2018, the Isle of Man Financial Services Authority (FSA) approved the eventual change of control of an Isle of man based financial advisory firm albeit Management has decided not to acquire this Independent Financial Advisory firm as better and cheaper business propositions are currently in Management’s sights.

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

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, on March 18, 2019, in order to fully concentrate on its core business of Independent Financial Advisory services and Consultancy Business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” (with an effective date of March 31, 2019). As a result of this decision to liquidate the subsidiary, the Board of Directors also decided to discontinue its Human Resources and Placement business in Dubai. On February 11, 2020, liquidation process and deregistration of our Dubai subsidiary was formally completed.

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

Cheshire Trafford UK Limited currently has three full time employees, one external compliance officer, two Independent Financial Advisers and in excess of 700 clients in the United Kingdom.

Cheshire Trafford invests the funds it has under administration with well-known and reputable Investment Houses such as:

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

On December 18, 2019, the Company secured a 24-month convertible loan, from Aegeus Securitization Fund (Luxembourg), for 500,000 Great Britain Pounds (equivalent to approximately $658,200) carrying an interest at the rate of 6% per annum. The lender has an option to convert this note into common stock of the Company after (2) years and one (1) day from December 18, 2019 at a conversion price equivalent to the closing market price two days prior the new conversion date. Aegeus Securitization Fund and Xantis AION Securitization Fund both have the same fund administrators, Xantis S.A., hence Aegeus Securitization Fund is treated as a related party of the Company as at March 31, 2020. The Company simultaneously also entered into a Receivables Assignment Agreement whereby an amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired will be securitized to the lender. Pursuant to the terms of this Assignment Agreement, the Company assigned its receivables for the period from June 2020 to May 2025 to the lender. To date, the Company has received GBP 250,000 (equivalent to approximately $329,000) under this loan.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of March 31, 2020, and December 31, 2019, we had 590,989,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of March 31, 2020, and December 31, 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of March 31, 2020, and December 31, 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,300,000 and 3,200,000 shares of which, respectively were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,700,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until September 27, 2020; hence, they cannot be sold or converted into common stock at any time prior to that date.

We provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We had an office in Dubai until March 31, 2019. Our current offices are in the United Kingdom. We have affiliations with firms located in some of the world’s leading financial centers such as London, New York, Frankfurt and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

C.	Results of operations for the three months ended March 31, 2020 and March 31, 2019:

The Company had revenues from continuing operations amounting to $23,709 and $34,189, for the three months ended March 31, 2020 and 2019, respectively.

	March 31, 2020	March 31, 2019	Changes

Revenue	$23,709	$34,189	$(10,480)
	$23,709	$34,189	$(10,480)

During the three months ended March 31, 2020 and 2019, we only generated our revenue from our insurance brokerage business segment.

For the three months ended March 31, 2020 and 2019, the Company had the following concentrations of revenues with customers:

	March 31, 2020	March 31, 2019

Initial advisory fees	0%	11.36%
Ongoing advisory fees	26.01%	30.78%
Initial and renewal commissions	6.18%	50.35%
Trail or recurring commissions	66.83%	6.58%
Other revenue	0.98%	0.93%
	100%	100%

The total operating expenditures of continuing operations amounted to $180,890 and $229,657, for the three months ending on March 31, 2020 and 2019, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	March 31, 2020	March 31, 2019	Changes

General and administrative expenses	$37,424	$52,116	$(14,692)
Compensation	55,169	121,191	(66,022)
Stock compensation	29,000	-	29,000
Professional services	52,972	50,020	2,952
Depreciation	622	627	(5)
Amortization of intangibles	5,703	5,703	-
Total operating expenses	$180,890	$229,657	$(48,767)

During the three months ended March 31, 2020, total operating expenses of continuing operations were reduced by $48,767 from the previous three months ending on March 31, 2019. The reason for this decrease is mainly due to the decrease in compensation expense pertaining to two of our officers and directors.

The loss from continuing operations for the three months ended March 31, 2020 and 2019, was $157,181 and $195,468, respectively.

The Company’s other expenses of continuing operations for the three months ended March 31, 2020 and 2019, were $85,300 and $746,381, respectively.

	March 31, 2020	March 31, 2019	Changes
Interest expense	$(14,664)	$(21,439)	$6,775
Change in fair value of acquisition payable	(1,694)	(4,424)	2,730
Amortization of debt discount	-	(53,885)	53,885
(Loss) / gain on available for sale marketable securities, net	(58,354)	(671,070)	612,716
Gain on extinguishment of debt and other liabilities	2,500	-	2,500
Exchange rate gain / (loss)	(13,088)	4,437	(17,525)
Total other (expenses) / other income	$(85,300)	$(746,381)	$661,081

During the three months ended March 31, 2020, our total other expenses decreased by $661,081 when compared to our total other income (expenses) for the three months ended March 31, 2019. This decrease was mainly driven by reduction in net loss on available for sale marketable securities amounting to $612,716 during the quarter ended March 31, 2020 when compared with the quarter ended March 31, 2019.

The net loss from continuing operations for the three months ended March 31, 2020 and 2019 were $242,481 and $941,849, respectively.

Net loss from discontinued operations for the three months ended March 31, 2020 and 2019 amounted to $0 and 33,638, respectively.

The comprehensive loss for the three months ended March 31, 2020 and 2019 amounted to $211,081 and $986,588, respectively. The Company’s other comprehensive loss includes gain / (loss) recorded on foreign currency translation of $31,400 and $(11,101) for the three months ended March 31, 2020 and 2019, respectively.

	March 31, 2020	March 31, 2019
Comprehensive income (loss) / income:
Net (loss) / income	$(242,481)	$(975,487)
(Loss) / gain on foreign currency translation	31,400	(11,101)
Comprehensive (loss) / income	$(211,081)	$(986,588)

The Company had 590,989,409 and 552,034,409 common shares issued and outstanding at March 31, 2020 and March 31, 2019, respectively. Basic weighted average number of common shares outstanding for the three months ended March 31, 2020 and 2019, was 590,989,409 and 547,323,298, respectively. Basic net loss per share for both periods was $0.00 and $0.00, respectively.

D.	Financial condition as at March 31, 2020 and December 31, 2019:

Assets:

The Company reported total assets of $840,239 and $1,079,648 as of March 31, 2020 and December 31, 2019, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $145,885 and $204,239 as at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, our non-current assets included fixed assets, right of use leased asset, intangibles and goodwill. Fixed assets were comprised of office equipment having a net book value of $2,994 and $3,672 as at March 31, 2020 and December 31, 2019, respectively. Right-of-use leased asset amounting to $68,005 and $75,786 as at March 31, 2020 and December 31, 2019, respectively, represents fair value of our UK office lease for a period of six years. Intangibles of $304,172 and $309,876 as at March 31, 2020 and December 31, 2019, respectively, included fair value of customer list that was recognized as part of the business combination. We also recorded goodwill of $142,924 as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired at the date of acquisition. Furthermore, our current assets at December 31, 2019 amounted to $547,390, and at March 31, 2020, these current assets amounted to $322,144 comprised of cash of $164,158, accounts receivable of $6,157, prepaid and other current assets of $5,944 and marketable securities valued at fair value of $145,885.

Liabilities:

Our current liabilities at December 31, 2019 totaled $1,128,476. At March 31, 2020, the Company reported its current liabilities amounting to $1,081,175, which represents a decrease of 4%. All our current liabilities reported at March 31, 2020 mainly include third party debt which is due to various lenders, short term payable for acquisition, current portion of operating lease liability, trade creditors and payables to related parties on account of accrued salaries and expenses and notes payable.

Following is the summary of all notes, net of debt discount, including the accrued interest as at December 31, 2019:

Date of Note	Total Debt	Remarks
October 17, 2013	$268,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
October 10, 2018 (Related party)	701,132	Convertible and non-collateralized
December 18, 2019 (Related party)	329,749	Convertible and collateralized from June 2020 to May 2025 to the amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired
Balance, December 31, 2019	$1,337,494

Following is the summary of all notes, net of debt discount, including the accrued interest as at March 31, 2020:

Date of Note	Total Debt	Remarks
October 17, 2013	$268,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
October 10, 2018 (Related party)	710,928	Convertible and non-collateralized
December 18, 2019 (Related party)	334,618	Convertible and collateralized from June 2020 to May 2025 to the amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired
Balance, March 31, 2020	$1,352,159

The Company’s long-term liabilities amounted to $1,098,985 and $1,109,112 as at March 31, 2020 and December 31, 2019, respectively. These long-term liabilities included long term payable for acquisition, long term convertible notes to related party and a long-term lease liability for UK office.

Stockholders’ Deficit:

At December 31, 2019, the Company had Stockholders’ Deficit of $1,157,840. At March 31, 2020, the Company had Stockholders’ Deficit of $1,339,921. We reported accumulated other comprehensive income / (loss) of $25,852 and $(5,548) as at March 31, 2020 and December 31, 2019, respectively.

The Company had 590,989,409 shares of common stock issued and outstanding at March 31, 2020 and December 31, 2019. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as at March 31, 2020 and December 31, 2019. The Company further had issued and outstanding 3,300,000 and 3,200,000 shares of Series “C” Convertible Preferred Stock as at March 31, 2020 and December 31, 2019, respectively.

E.	Liquidity and Capital reserves:

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which the Company and its subsidiaries operate. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the Globe. The Company continues to monitor the impact of the COVID-19 Coronavirus outbreak closely. The impacts of the Pandemic could be material, but due to the evolving nature of this situation, we are not able at this time to estimate the impact on our current financial, operational or future financial results. Amongst the factors that could impact our results are as follows: effectiveness of COVID-19 Coronavirus mitigation measures, global economic conditions, reduced business and consumer spending due to both job losses and reduced investing activity, and other factors. These factors could result in increased or decreased demand for our products and services.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $242,481 and net cash used in operations of $179,033 for the three months ended March 31, 2020; working capital deficit, stockholder’s deficit and accumulated deficit of $759,031, $1,339,921 and $13,465,669 as of March 31, 2020. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Maximizing the revenues of Cheshire Trafford (U.K.) Limited, the Independent Financial Advisory firm we acquired on August 1, 2018, by way of servicing the current client base in the most professional and efficient manner possible.
b)	Organically growing the amount of Funds under Administration of Cheshire Trafford (U.K.) Limited to new and higher levels.
c)	Consummating and executing all current engagements related to the business consulting division.
d)	Continually engaging with new clients via our business consulting division.
e)	Continuing to source funding, via equity or debt, for acquisition, growth and working capital from one or various European Funds.
f)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.
g)	Sell the Company’s marketable securities, if and, when possible.

In June of 2018, the Company secured a funding agreement with Xantis AION Securitisation Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately U.S. $1.94 million at the time). The Company has a unilateral right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $1,388,040 under this loan, of which $735,000 and related accrued interest was converted into 38,955,000 shares of the Company’s common stock during the year ended December 31, 2019.

The remaining funding received from Xantis Aion Securitisation Fund on October 10, 2018 amounting to $653,040, represents 30% of the Company’s total liabilities as of March 31, 2020. The management has recently negotiated revised terms for this funding with the lender whereby the Company has deferred the conversion of the second tranche of the June 6, 2018 funding agreement for a further two (2) years and one (1) day from December 13, 2019. The conversion price of the second tranche of the June 6, 2018 funding agreement into equity of the Company will be equivalent to the closing market price two days prior the new conversion date.

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

The accounts payable and accrued liabilities due to related parties currently amount to $413,728. These accounts payable and accrued liabilities due to related parties represent 38% of the Company’s current liabilities and is primarily due to management. It is important to note that this related party debt can or may be forgiven by management or alternatively converted into equity at any time, if required.

These obligatory conversions of debt into equity and the possibility of forgiveness of the related party debt are both factors that will help towards mitigating the risks of not being able to continue operating as a Going Concern.

During 2018, the Company’s management decided to implement its inorganic growth plan hence commenced to target the acquisition of various licensed financial advisory firms with millions of U.S. Dollars of funds under administration.

On August 1, 2018, the Company acquired its first financial advisory firm that administrated approximately U.S. $44,000,000 and its intent is to continue growing these funds under administration organically (internal growth of the business acquired) and inorganically (by way of acquiring more independent financial advisory firms when the correct opportunities arise).

During the latter part of 2018 and early 2019, the Company’s IFA business, Cheshire Trafford (U.K.) Limited, commenced leveraging its licenses in order to put in motion an aggressive marketing strategy with a view to significantly increase the business (funds under administration) and, by defect, the revenues. This was implemented at little extra cost and will improve, over time, our current recurring and non-recurring revenues. The Company also started to market its IFA business as a United Kingdom fully licensed entity for various Appointed Representatives (“AR”) and also Introducer Appointed Representatives (“IAR”); hence, in late 2018, Aurum Wealth Management Limited was approved by the UK Financial Authority (“FCA”) as an AR of Cheshire Trafford and in early 2019, Global Alternative Administration (The Pension Admin Team) was appointed as an IAR to Cheshire Trafford. The Company has also completely revamped the website of our IFA business (www.ctifa.com) and started a UK radio campaign as part of the IFA Business’ marketing strategy.

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

Our specific plan of operations and milestones from April 2020 through March 2021 are as follows:

1) CONTINUE TO DEVELOP AND GROW ALREADY ACQUIRED IFA BUSINESSES – CHESHIRE TRAFFORD (U.K.) LIMITED.

In January 2020, we revised the Terms of Business that we send out to all current and new clients. This revision contemplates offering these clients two types of services packages, “Basic” and “Comprehensive” at a fee rate of 0.75% per annum (a minimum annual fee of 750 GBP or approximately $980) and 1% per annum (a minimum annual fee of 1,000 GBP or approximately $1,300), respectively. The “Basic” service package is what we are legally obliged to offer under U.K. FCA guidelines and the “Comprehensive” service package is much more complete and contemplates additional added value for the client. Within the revised Terms of Business, we have also implemented an upfront 3% fee that is payable by each new client that is onboarded to our client base. Both the upfront fee and annual fee are based on the amount of Funds that legacy clients and new clients authorize our Company to Administrate and ultimately look after their financial affairs.

So far this year, we have 31 new business clients that have sent us signed letters of authority and wish to engage our Company. Most of these new clients have opted for the “Comprehensive” service package. It is important to note that the Funds that we currently administrate range from $8,000 to $650,000 per client (equivalent to 6,000 GBP to 500,000 GBP) and that we have calculated that the average amount of Funds that we administrate per client, taking into consideration our historical data, is approximately $72,500.

Our goal for 2020 is to attract at least 100 new business clients (31 of which already are in the process of being onboarded as new business clients); hence, our intent is to raise the Funds that we currently administrate by between $7.25 million to up $10 million. Between the 3% initial upfront fee and the ongoing/recurring 1% or 0.75% administration fee, we are aiming to raise our gross income by at least $250,000 on the low side and up to $400,000 on the high side in 2020. This uplift in gross revenue would represent 2 to 3 times the current gross revenue.

Finally, it is our intent in 2020 to continue to leverage the licenses that we now own as we believe that we can significantly increase our business and revenues at little extra cost and improve profitability.

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

6) CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the Creditum Limited’s shares on the London Stock Exchange (“LSE”). Management believes that this public listing should be fully executed and finalized by sometime in the year 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

SECURITIES ISSUED IN 2020

The Company did not issue any common stock during the first fiscal quarter of 2020. However, the Company issued 100,000 shares of Series “C” Preferred Stock to our new President and Chief Executive Officer, Nicholas P. Tuke, as compensation effective February 1, 2020.

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

On June 9, 2019, the Company issued 38,955,000 common shares valued at a contractually agreed value of $0.02 per share or $779,100 (including $735,000 of principal and $44,100 of accrued interest) to Xantis Aion Securisation Fund upon conversion of a convertible promissory note.

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

ARGENTUM 47, INC.

Date: May 7, 2020	/s/ Nicholas P. Tuke
Nicholas P. Tuke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

