Form 10-Q
period 2020-06-30
ARGENTUM 47, INC.
filed 2020-08-10
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2020, there were 590,989,409 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2020

(Unaudited)

Argentum 47, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets

Current Assets
Cash	$116,189	$326,245
Accounts receivable	6,521	7,422
Marketable securities at fair value	700,247	204,239
Prepaids	4,595	9,484
Total current assets	827,552	547,390

Non-Current Assets
Intangibles, net	298,469	309,876
Goodwill	142,924	142,924
Right-of-use leased asset	64,417	75,786
Fixed assets, net	3,698	3,672
Total non-current assets	509,508	532,258

Total assets	$1,337,060	$1,079,648

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$132,689	$129,579
Accounts payable and accrued liabilities - related parties	434,885	458,518
Short term payable for acquisition	160,777	171,650
Current portion of operating lease liability	12,467	13,374
Accrued interest	86,183	94,771
Notes payable	260,584	260,584
Total current liabilities	1,087,585	1,128,476

Non-Current Liabilities
Long term payable for acquisition	61,846	64,460
Fixed price convertible notes payable, related party	982,140	982,140
Long term operating lease liability	51,950	62,412
Total non-current liabilities	1,095,936	1,109,012

Total liabilities	$2,183,521	$2,237,488

Commitments and contingencies (Note 14)

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,300,000 and 3,200,000 shares issued and outstanding, respectively.	3,300	3,200
Common stock: 950,000,000 shares authorized; $0.001 par value: 590,989,409 and 590,989,409 shares issued and outstanding, respectively.	590,989	590,989
Additional paid in capital	11,460,607	11,431,707
Accumulated deficit	(12,975,695)	(13,223,188)
Accumulated other comprehensive income / (loss)	29,338	(5,548)
Total stockholders’ deficit	(846,461)	(1,157,840)

Total liabilities and stockholders’ deficit	$1,337,060	$1,079,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2020 and June 30, 2019 (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$22,694	$28,844	$46,403	$63,033

General and administrative expenses	18,269	40,192	55,693	92,309
Compensation	59,369	132,513	143,538	253,704
Professional services	35,615	19,909	88,587	69,928
Depreciation	627	648	1,249	1,274
Amortization of intangibles	5,704	5,703	11,407	11,406
Total operating expenses	119,584	198,965	300,474	428,621

Loss from continuing operations	$(96,890)	$(170,121)	$(254,071)	$(365,588)

Other income (expenses):
Interest expense	$(14,719)	$(17,985)	$(29,383)	$(39,424)
Change in fair value of acquisition payable	(880)	(4,366)	(2,574)	(8,790)
Amortization of debt discount	-	(47,764)	-	(101,649)
Gain / (loss) on available for sale securities, net	554,362	(320,947)	496,008	(992,017)
Gain on extinguishment of debt and other liabilities	37,971	-	40,471	-
Loss on disposal of fixed asset	(260)	-	(260)	-
Other income	12,612	-	12,612	-
Exchange rate loss	(2,222)	(5,495)	(15,310)	(1,058)
Total other income (expenses)	586,864	(396,557)	501,564	(1,142,938)

Net income / (loss) from continuing operations	$489,974	$(566,678)	$247,493	$(1,508,526)

Discontinued operations (Note 6)
Net loss from operations of discontinued subsidiary (including loss due to fixed assets write off of $164 during the six months ended June 30, 2019)	$-	$(1,235)	$-	$(34,873)

Net income / (loss)	$489,974	$(567,913)	$247,493	$(1,543,399)

Net income / (loss) per common share from continuing operations - basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income / (loss) per common share from continuing operations - diluted	$0.00	$(0.00)	$0.00	$(0.00)

Net loss per common share from discontinued operations - basic	$-	$(0.00)	$-	$(0.00)
Net loss per common share from discontinued operations - diluted	$-	$(0.00)	$-	$(0.00)

Weighted average number of common shares outstanding - basic	590,989,409	562,736,333	590,989,409	555,072,393
Weighted average number of common shares outstanding - diluted	1,702,322,086	562,736,333	1,702,322,086	555,072,393

Comprehensive income / (loss):
Net income / (loss)	$489,974	$(567,913)	$247,493	$(1,543,399)
Gain on foreign currency translation	3,486	13,903	34,886	2,802
Comprehensive income / (loss)	$493,460	$(554,010)	$282,379	$(1,540,597)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2020 and June 30, 2019 (Unaudited)

For the Three Months Ended June 30, 2019:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income / (Loss)	Deficit

Balance - March 31, 2019	45,000,000	$45,000	3,200,000	$3,200	552,034,409	$552,034	$10,691,562	$(12,328,701)	$2,491	$(1,034,414)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	38,955,000	38,955	740,145	-	-	779,100

Net loss	-	-	-	-	-	-	-	(567,913)	-	(567,913)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	13,903	13,903

Balance - June 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,896,614)	$16,394	$(809,324)

For the Three Months Ended June 30, 2020:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance - March 31, 2020	45,000,000	$45,000	3,300,000	$3,300	590,989,409	$590,989	$11,460,607	$(13,465,669)	$25,852	$(1,339,921)

Net income	-	-	-	-	-	-	-	489,974	-	489,974

Gain on foreign currency translation	-	-	-	-	-	-	-	-	3,486	3,486

Balance - June 30, 2020	45,000,000	$45,000	3,300,000	$3,300	590,989,409	$590,989	$11,460,607	$(12,975,695)	$29,338	$(846,461)

For the Six Months Ended June 30, 2019:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income /	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Deficit

Balance - December 31, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(11,353,215)	$13,592	$(577,827)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	65,455,000	65,455	1,243,645	-	-	1,309,100

Net loss	-	-	-	-	-	-	-	(1,543,399)	-	(1,543,399)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	2,802	2,802

Balance - June 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,896,614)	$16,394	$(809,324)

For the Six Months Ended June 30, 2020:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income / (Loss)	Deficit

Balance - December 31, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(13,223,188)	$(5,548)	$(1,157,840)

Series C preferred stock issued as a signing bonus	-	-	100,000	100	-	-	28,900	-	-	29,000

Net income	-	-	-	-	-	-	-	247,493	-	247,493

Gain on foreign currency translation	-	-	-	-	-	-	-	-	34,886	34,886

Balance - June 30, 2020	45,000,000	$45,000	3,300,000	$3,300	590,989,409	$590,989	$11,460,607	$(12,975,695)	$29,338	$(846,461)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and June 30, 2019 (Unaudited)

	June 30, 2020	June 30, 2019

Cash flows from operating activities
Net income / (loss)	$247,493	$(1,543,399)

Adjustments to reconcile net income / (loss) from operations to net cash used in operating activities:
Depreciation	1,249	1,351
Amortization of intangibles	11,407	11,406
Stock compensation	29,000	-
Amortization of debt discount	-	101,649
(Gain) / loss on available for sale securities, net	(496,008)	992,017
Gain on extinguishment of debt and other liabilities	(40,471)	-
Change in fair value of acquisition payable	2,574	-
Loss due to fixed assets write off	260	164

Changes in operating assets and liabilities:
Accounts receivable	901	5,754
Prepaids	4,889	3,362
Other current assets	-	4,732
Assets of discontinued operations	-	(2,103)
Accounts payable and accrued liabilities	43,581	(1,926)
Accounts payable and accrued liabilities - related parties	(23,634)	153,730
Accrued interest	(8,588)	37,697

Net cash used in operating activities:	$(227,347)	$(235,566)

Cash Flows from investing activities:
Purchase of office furniture and equipment	$(1,626)	$(719)

Net cash used in investing activities	$(1,626)	$(719)

Cash flows from financing activities:
Proceeds from loans - related parties	$-	$76,878
Repayment of loans - related parties	-	(30,000)

Net cash provided by financing activities	$-	$46,878

Net decrease in cash	$(228,973)	$(189,407)

Effect of Exchange Rates on Cash	18,917	2,803

Cash at Beginning of Period	$326,245	$193,807

Cash at End of Period	$116,189	$7,203

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$9,000

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted into common stock	$-	$1,309,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2019. The interim results for the period ended June 30, 2020 are not necessarily indicative of results for the full fiscal year.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net income of $247,493 and net cash used in operations of $227,347 for the six months ended June 30, 2020; working capital deficit, stockholder’s deficit and accumulated deficit of $260,033, $846,461 and $12,975,695, respectively as of June 30, 2020. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Maximizing the revenues of Cheshire Trafford (U.K.) Limited, the Independent Financial Advisory firm we acquired on August 1, 2018, by way of servicing the current client base in the most professional and efficient manner possible.
b)	Organically growing the amount of Funds under Administration of Cheshire Trafford (U.K.) Limited to new and higher levels.
c)	Consummating and executing all current engagements related to the business consulting division.
d)	Continually engaging with new clients via our business consulting division.
e)	Continuing to source funding, via equity or debt, for acquisition, growth and working capital from one or various European Funds. The Company is currently negotiating terms for a $10 million funding agreement with a European regulated Fund.
f)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.
g)	Sell the Company´s marketable securities, when possible.

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

For the quarter ended June 30, 2020 and still to date, most European countries are still slowly easing out of the mandated lock-down imposed by their respective Governments due to the COVID-19 pandemic and its ramifications. Whilst the Company´s recurring revenues were not affected during the quarter ended June 30, 2020, the Company´s ability to speed-up the process of writing new business was hindered to a degree. This hindrance was mainly due to the fact that most of the Company´s new business clients that are seeking financial advice are of a certain age whereby they prefer to meet in person with one of our independent financial advisers and sign the paperwork in situ; and this has proven to be a slow process due to travel restrictions. However, the Company does believe that from now onwards, its team of IFA´s will be able to start organizing and attending these “face to face” meetings with these new business clients and will therefore be able to close most or all of the new business that was put in motion during the quarter ended June 30, 2020.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (U.K.) since August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. GEP EH was the parent company of its liquidated GE Professionals DMCC (Dubai) until February 11, 2020. GE Professionals DMCC has been presented as a discontinued operation for the three months ended June 30, 2019 and the six months ended June 30, 2020 and 2019 as the Company was liquidated on February 11, 2020. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the unaudited consolidated statements of operations for the three and six months ended June 30, 2019 have been reclassified from Interest expense to Change in fair value of acquisition payable to conform to the presentation of three and six months ended June 30, 2020. This reclassification increased Change in fair value of acquisition payable, in Other expenses of the unaudited consolidated statements of operations for the three and six months ended June 30, 2019 by $4,366 and $8,790, respectively and decreased Interest expense in Other expenses of the unaudited consolidated statements of operations for the three and six months ended June 30, 2019 by the same amount.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company had no cash equivalents. At times balances may exceed federally insured limits of $250,000. We have not experienced any losses related to these balances. At June 30, 2020 and December 31, 2019, balance in one financial institution exceeded federally insured limits by $0 and $73,480, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at June 30, 2020 and December 31, 2019.

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

June 30, 2020

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any such impairment during the three and six months ended June 30, 2020 or June 30, 2019.

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

June 30, 2020

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

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

All revenues are generated from clients whose operations are based outside of the United States and relate to the insurance brokerage business. For the six months ended June 30, 2020 and 2019, the Company had following concentrations of revenues from continuing operations:

	June 30, 2020	June 30, 2019

Initial advisory fees	0%	6.87%
Ongoing advisory fees	27.86%	31.70%
Initial and renewal commissions	5.40%	8.11%
Trail or recurring commissions	66.69%	52.83%
Others	0.05%	0.49%
	100%	100%

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

At June 30, 2020 and December 31, 2019, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2020	December 31, 2019

Customer 1	24.03%	26.68%
Customer 2	29.39%	25.24%
Customer 3	12.06%	8.59%
Others having a concentration of less than 10%	34.52%	39.49%
	100%	100%

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

At June 30, 2020 and December 31, 2019, the Company had common stock equivalents of 331,332,677 and 363,755,756 common shares, respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 9(D).

At June 30, 2020 and December 31, 2019, the Company had common stock equivalents of 780,000,000 and 770,000,000 common shares, respectively, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 10(A).

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

	Number of Common Shares
	June 30, 2020	December 31, 2019
Potential dilutive common stock
Convertible notes	331,332,677	363,755,756
Series “B” preferred stock	450,000,000	450,000,000
Series “C” preferred stock	330,000,000	320,000,000
Total potential dilutive common stock	1,111,332,677	1,133,755,756

Weighted average number of common shares – Basic	590,989,409	573,178,505
Weighted average number of common shares – Dilutive	1,702,322,086	1,706,934,261

As of June 30, 2020 and December 31, 2019, diluted weighted average number of common shares exceeds total authorized common shares. However, 780,000,000 and 770,000,000 common shares as of June 30, 2020 and December 31, 2019, respectively would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock could not be any earlier than December 31, 2022. See Note 10(A)

Comprehensive Income / (Loss)

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) for the six months ended June 30, 2020 and 2019, includes only foreign currency translation gain / (loss), and is presented in the Company’s consolidated statements of comprehensive income / (loss).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended June 30, 2019 were as follows:

Balance, December 31, 2018	$13,592
Foreign currency translation adjustment for the period	2,802
Balance, June 30, 2019	$16,394

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended June 30, 2020 were as follows:

Balance, December 31, 2019	$(5,548)
Foreign currency translation adjustment for the period	34,886
Balance, June 30, 2020	$29,338

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2020	December 31, 2019
Level 1 – Marketable Securities – Recurring	$700,247	$204,239

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 marketable securities measured at fair value for the six months ended June 30, 2020 were as follows:

Balance, December 31, 2019	$204,239
Sales and settlements during the period	-
Gain on available for sale marketable securities, net	496,008
Balance, June 30, 2020	$700,247

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

There are no new accounting pronouncements that we expect to have an impact on the Company’s consolidated financial statements.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

The second and third installments could be reduced (but not increased) in the event that Cheshire Trafford’s trailing or recurring revenues are less than agreed recurring income target of GBP 144,185 during the 12-month period commencing on the Acquisition date; hence these two installments were treated as contingent purchase consideration. Based on the historical data available regarding the recurring/trail revenues of Cheshire Trafford, Management believed that there was a 95% probability that Cheshire Trafford would achieve the recurring income target of GBP 144,185 during the 12-month period ending on July 31, 2019. Hence, the contingent purchase consideration was adjusted to take into account this probability factor. (See below for update)

To calculate the fair value of the contingent purchase consideration, our Management has discounted the remaining two installments of $341,084 to be paid, at a discount rate of 6% (our borrowing rate for the purpose of acquisitions) to arrive at the present value of $284,298 at the acquisition date. Total fair value of the purchase consideration is as follows:

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

Estimated life of intangibles	15 years

Fair value of customer list intangible asset at date of acquisition	$485,118
Fair value adjustment at December 31, 2018	(142,924)
Adjusted fair value of customer list intangible asset at December 31, 2018	$342,194
Amortization charge for 5 months ended December 31, 2018	(9,505)
Net Book Value at December 31, 2018	$332,689
Amortization charge for the period	(22,813)
Net Book Value at December 31, 2019	$309,876
Amortization charge for the period	(11,407)
Net Book Value at June 30, 2020	$298,469

As at December 31, 2019, the management recalculated the third installment of the purchase price consideration as the recurring income period of 12 months ended on July 31, 2019 based upon the terms of the purchase agreement. Accordingly, the fair value of contingent acquisition payable was reduced, and the Company recorded a gain on revaluation of payable for acquisition of $67,897 during the year ended December 31, 2019. The total amount owed under the purchase agreement was $222,623 as of June 30, 2020.

Note 6 – Discontinued Operations

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, in order to fully concentrate on its core business of Independent Financial Advisory services and consultancy business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” and discontinue the related employment placement services business. As a result, Dubai subsidiary operations for the three months ended June 30, 2019 and the six months ended June 30, 2019 and 2020 are treated as discontinued operations in the accompanying unaudited consolidated financial statements. The consolidated statements of operations only comprise the continuing operations. Net loss from the discontinued operations is presented on a single line after the net loss from the continuing operations.

There were no assets and liabilities from discontinued operations as at June 30, 2020 and December 31, 2019.

Statement of Operations from discontinued operations for the three months ended June 30, 2019 was as follows:

	June 30, 2020	June 30, 2019
Revenue	N/A	$-

General and administrative expenses	N/A	$1,235
Net loss from discontinued operations	N/A	$(1,235)

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

Statement of Operations from discontinued operations for the six months ended June 30, 2020 and 2019 was as follows:

	June 30, 2020	June 30, 2019
Revenue	$-	$-

General and administrative expenses	$-	$9,320
Compensation expense	-	22,743
Professional services	-	2,382
Depreciation	-	77
Loss from discontinued operations	$-	$(34,522)
Other income (expenses)
Loss due to fixed assets write off	$-	$(164)
Exchange rate loss	-	(187)
Total other (expenses) / income	$-	$(351)
Net loss from discontinued operations	$-	$(34,873)

Note 7 – Investments

A. Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value
DUO	5,835,392	$700,247	5,835,392	$204,239
	5,835,392	$700,247	5,835,392	$204,239

At June 30, 2020, the Company revalued 5,835,392 common shares at their quoted market price of $0.12 per share, to $700,247; hence, recording a net gain on available for sale securities of $496,008 into the statement of operations for the six months ended June 30, 2020. For the six months ended June 30, 2019, loss on available for sale securities was $992,017.

B. Investments at Cost

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following common equity securities in private and reporting companies as at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	5,006,521	$-	5,006,521	$-	Private Company
	5,006,521	$-	5,008,792	$-

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	450,000	$-	450,000	$-	Private Company
	450,000	$-	450,000	$-

Note 8 – Fixed Assets

Following table reflects net book value of furniture and equipment as of June 30, 2020 and December 31, 2019:

Furniture and Equipment
Useful Life	3 to 10 years

Cost
Balance as at December 31, 2019	$46,447
Addition during the period	1,626
Disposals during the period	(5,763)
Translation rate differences	(2,583)
Balance as at June 30, 2020	$39,727

Accumulated depreciation
Balance as at December 31, 2019	$42,775
Depreciation expense for the period – continuing operations	1,249
Disposals during the period	(5,499)
Translation rate differences	(2,497)
Balance as at June 30, 2020	$36,029
Net book value as at June 30, 2020	$3,698
Net book value as at December 31, 2019	$3,672

Note 9 – Debt, Accounts Payable and Accrued Liabilities

(A) Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
Accrued salaries and benefits	$61,350	$61,452
Accounts payable and other accrued liabilities	71,339	68,127
	$132,689	$129,579

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

(B) Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
Accrued salaries and benefits	$413,385	$382,165
Expenses payable	21,500	76,353
	$434,885	$458,518

(C) Short Term Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at December 31, 2019:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	8,058	268,642

Balance – December 31, 2019	$260,584	$46,029	$306,613

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest as at June 30, 2020:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$-	$-
September 30, 2018 – EDEN	260,584	8,058	268,642

Balance – June 30, 2020	$260,584	$8,058	$268,642

●	On November 26, 2013, the Company secured from a private individual, a twelve-month fixed price convertible loan amounting to $450,000 having an interest at 10% per annum and an agreed fixed conversion price of $0.5 per share. During the year ended December 31, 2014, the Company recorded a total accrued interest of $42,971 on this Note. On December 23, 2014, the Company fully repaid the principal note balance of $450,000 in cash and also paid $5,000 on account of accrued interest payment, thereby leaving an accrued and unchanged interest balance of $37,971 as of December 31, 2019.

During the six months ended June 30, 2020, the Company wrote off the aged accrued interest balance of $37,971 as this is past the State of Nevada´s Statute of Limitations of six years for written debt agreements and recorded a gain on debt extinguishment of $37,971 in the unaudited consolidated statement of operations.

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

June 30, 2020

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

During the six months ended June 30, 2020, the Company did not repay any monthly installment, hence the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $8,058 as of June 30, 2020.

(D) Long Term Convertible Notes Payable – Related Party

Following is the summary of all long-term convertible notes, net of debt discounts including the accrued interest as at December 31, 2019:

Date of Note	Principal	Accrued Interest	Total
October 10, 2018 - Xantis AION Sec Fund	$653,040	$48,092	$701,132
December 18, 2019 - Aegeus Sec Fund	329,100	649	329,749

Balance, December 31, 2019	$982,140	$48,742	$1,030,882

Following is the summary of all long-term convertible notes, net of debt discounts including the accrued interest as at June 30, 2020:

Date of Note	Principal	Accrued Interest	Total
October 10, 2018 - Xantis AION Sec Fund	$653,040	$67,684	$720,724
December 18, 2019 - Aegeus Sec Fund	329,100	10,441	339,541

Balance, June 30, 2020	$982,140	$78,125	$1,060,265

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

During the six months ended June 30, 2020, the Company recorded $19,592 as interest expense and the outstanding note balance amounted to $653,040 as of June 30, 2020.

●	On December 18, 2019, the Company secured a 24-month convertible loan, from Aegeus Securitization Fund (Luxembourg), for 500,000 Great Britain Pounds (equivalent to approximately $658,200) carrying an interest at the rate of 6% per annum and received the first tranche amounting to GBP 250,000 (equivalent to approximately $329,000). The lender has an option to convert this note into common stock of the Company after (2) years and one (1) day from December 18, 2019 at a conversion price equivalent to the closing market price two days prior the new conversion date. Aegeus Securitization Fund and Xantis AION Securitization Fund both have the same fund administrators, Xantis S.A., hence Aegeus Securitization Fund is treated as a related party of the Company as at December 31, 2019. The Company simultaneously also entered into a Receivables Assignment Agreement whereby an amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired will be securitized to the lender. Pursuant to the terms of this Assignment Agreement, the Company assigned its receivables for the period from June 2020 to May 2025 to the lender which will act as collateral in the event of default.

During the year ended December 31, 2019, the Company recorded $649 as interest expense and the outstanding note balance amounted to $329,100 as of December 31, 2019.

During the six months ended June 30, 2020, the Company recorded $9,792 as interest expense and the outstanding note balance amounted to $329,100 as of June 30, 2020.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

Note 10 - Stockholders’ Equity (Deficit)

(A) Preferred Stock

●	Series “B” Convertible Preferred Stock

On November 10, 2016, the Company designated 45,000,000 of its authorized preferred stock as Series “B” convertible preferred shares. The Certificate of Designation stated the following:

1.	Voting Rights: 10 votes per share (votes along with common stock); and

2.	Conversion Rights: Each share of Series “B” Preferred is convertible at any time, and from time to time, into ten (10) shares of common stock 1 day after the first anniversary of issuance. Pursuant to two funding agreements entered in January 2018, the management contractually agreed to not convert or sell any of these preferred shares until September 27, 2020. On May 22, 2020, the Board of Directors voted unanimously to extend the lock-up period of the Company´s Preferred “B” shares from September 27, 2020 to December 31, 2022; and

3.	Dividend Rights: In the event the Board of Directors declares a dividend on the common stock, each Series “B” Preferred share will be entitled to receive an equivalent dividend as if the Series “B” Preferred share had been converted into common stock prior to the declaration of such dividend; and

4.	Liquidation Rights: None.

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

On September 18, 2017, the Company designated 5,000,000 of its authorized preferred stock as Series “C” convertible preferred shares. The Certificate of Designation stated the following:

1.	Voting Rights: 100 votes per share (votes along with common stock); and

2.	Conversion Rights: Each share of Series “C” Preferred is convertible at any time, and from time to time, into one hundred (100) shares of common stock 1 day after the third anniversary of issuance. Pursuant to two funding agreements entered in January 2018, the management contractually agreed to not convert or sell any of these preferred shares until September 27, 2020. On May 22, 2020, the Board of Directors voted unanimously to extend the lock-up period of the Company´s Preferred “C” shares from September 27, 2020 to December 31, 2022; and

3.	Dividend Rights: In the event the Board of Directors declares a dividend on the common stock, each Series “C” Preferred share will be entitled to receive an equivalent dividend as if the Series “C” Preferred stock had been converted into common stock prior to the declaration of such dividend; and

4.	Liquidation Rights: None.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

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

(B) Common Stock

At June 30, 2020 and December 31, 2019, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. At June 30, 2020 and December 31, 2019, the Company had 590,989,409 shares of common stock issued and outstanding.

During the six months ended June 30, 2020, the Company did not issue any new shares of common stock.

Note 11 – Revenue

For the six months ended June 30, 2020 and 2019, the Company recognized total revenues amounting to $46,403 and $63,033, respectively.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of June 30, 2020 and, 2019, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2020 and 2019, respectively.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of June 30, 2020 and 2019.

Note 12 – Pension Plan

The Company operates a defined “contribution pension plan” for its subsidiary in the United Kingdom, Cheshire Trafford UK Limited. Each participant needs to complete a probation period before being included in the pension plan. The contributions payable to the company’s pension plan are charged to the consolidated statement of operations in the period to which they relate. We contributed a total of $1,371 and $1,405 to this pension plan during the six months ended June 30, 2020 and 2019, respectively.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

Note 13 – Related Party Transactions

At June 30, 2020 and December 31, 2019, there were accounts payable, accrued liabilities and loans payable due to related parties. (See Note 9(B and D).

Note 14 – Commitments and Contingencies

Contingencies

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of June 30, 2020, the Company is not involved in any such litigation or disputes.

Commitments

●	Leases

The Company entered into a non-cancelable operating lease for its United Kingdom office in the city of Hull (United Kingdom) on August 29, 2019, for a period of six years amounting to a rental of GBP 1,000 or approximately $1,260 per month.

In adopting ASC Topic 842, Leases, the Company has elected the package of practical expedients which permits it not to reassess its prior conclusions about lease identifications, lease classifications and initial direct costs under the new standard. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon adoption of this ASC, the Company recorded right-of-use leased asset and operating lease liability of $79,129. At June 30, 2020, the balance of the right-of-use leased asset and operating lease liability was $64,417.

The significant assumptions used to determine the present value of the operating lease liability was a discount rate of 6% which was based on the Company’s estimated incremental borrowing rate.

At June 30, 2020, the right-of-use leased asset (ROU) is summarized as follows:

June 30, 2020
Office lease right-of-use asset	$79,129
Less: Accumulated amortization	(9,350)
Less: Translation rate difference	(5,362)
Balance of ROU asset as of June 30, 2020	$64,417

At June 30, 2020, operating lease liability is summarized as follows:

June 30, 2020
Lease liability related to office lease right-of-use asset	$79,129
Less: Lease reduction	(9,350)
Less: Translation rate difference	(5,362)
Less: Current portion of operating lease liability	(12,467)
Long term operating lease liability as of June 30, 2020	$51,950

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

The following is a schedule, by years, of the future minimum lease payments as of June 30, 2020 required under the non-cancelable operating lease:

12 months period ended June 30,	Operating Lease
2021	$14,842
2022	14,842
2023	14,842
2024	14,842
2025	14,842
Thereafter	2,475
Total minimum lease payments	$76,685
Less: Discount to fair value	(12,268)
Total Operating Lease Liability at June 30, 2020	$64,417

Total rent expense for the six months ended June 30, 2020 and 2019 was $7,565 and $17,390, respectively.

Note 15 – Segment Information

During the three and six months ended June 30, 2020 and 2019, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) consisting of management consultancy such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources; and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. All goodwill in the accompanying consolidated balance sheets is assigned to the Insurance brokerage segment.

Information with respect to these reportable business segments for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Consultancy	$-	$-	$-	$-
Insurance brokerage	22,694	28,844	46,403	63,033
	$22,694	$28,844	$46,403	$63,033
Depreciation and amortization:
Consultancy	$566	$606	$1,132	$1,189
Insurance brokerage	5,765	5,745	11,523	11,491
	$6,331	$6,351	$12,655	$12,680
Net income / (loss) from continuing operations:
Consultancy	$490,738	$(552,619)	$263,502	$(1,491,900)
Insurance brokerage	(764)	(14,059)	(16,009)	(16,626)
	$489,974	$(566,678)	$247,493	$(1,508,526)

	June 30, 2020	December 31, 2019
Identifiable long-lived tangible assets as of June 30, 2020 and December 31, 2019 by segment:
Consultancy	$1,603	$2,734
Insurance brokerage	2,095	938
	$3,698	$3,672

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Argentum 47, Inc. should be read in conjunction with the unaudited consolidated financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our MD&A is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended June 30, 2020 and June 30, 2019

D. Results of operations for the six months ended June 30, 2020 and June 30, 2019

E. Financial condition as of June 30, 2020 and December 31, 2019

F. Liquidity and capital reserves

G. Business development

A.	Critical accounting estimates and policies:

Our unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.

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

The purchase consideration is payable in three tranches. The first and initial tranche of U.S. $175,710 (132,362 GBP) was paid upon closing of the transaction. The second tranche of U.S. $170,542 (128,469 GBP) would be due 18 months after the closing. The August 31, 2018 acquisition agreement contemplated that the third and final tranche payment of U.S. $170,542 (128,469 GBP) that is due 36 months after the closing could be adjusted down (but not increased). This adjustment would only happen if Cheshire Trafford’s trail or recurring revenues between August 1, 2018 and July 31, 2019 (agreed testing period) was less than the “Recurring Target” of 144,185 GBP or, at current exchange rates, $168,365. On December 31, 2019, management carried out this testing and determined that the fair value of third and final tranche payment will be reduced by approximately $100,000.

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

On December 18, 2019, the Company secured a 24-month convertible loan, from Aegeus Securitization Fund (Luxembourg), for 500,000 Great Britain Pounds (equivalent to approximately $658,200) carrying an interest at the rate of 6% per annum. The lender has an option to convert this note into common stock of the Company after (2) years and one (1) day from December 18, 2019 at a conversion price equivalent to the closing market price two days prior the new conversion date. Aegeus Securitization Fund and Xantis AION Securitization Fund both have the same fund administrators, Xantis S.A., hence Aegeus Securitization Fund is treated as a related party of the Company as of June 30, 2020. The Company simultaneously also entered into a Receivables Assignment Agreement whereby an amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired will be securitized to the lender. Pursuant to the terms of this Assignment Agreement, the Company assigned its receivables for the period from June 2020 to May 2025 to the lender to serve as collateral for the loan. To date, the Company has received GBP 250,000 (equivalent to approximately $329,000) under this loan.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of June 30, 2020, and December 31, 2019, we had 590,989,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of June 30, 2020, and December 31, 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of June 30, 2020, and December 31, 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,300,000 and 3,200,000 shares of which, respectively were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,700,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are locked-up until December 31, 2022; hence, they cannot be sold or converted into common stock at any time prior to that date.

We provide corporate advisory services to companies desiring to have their shares listed on stock exchanges or quoted on quotation bureaus in various parts of the world. We had an office in Dubai until March 31, 2019. Our current offices are in the United Kingdom. We have affiliations with firms located in some of the world’s leading financial centers such as London, New York, Frankfurt, and Dubai. These affiliations are informal and are comprised of personal relationships with groups of people or people with whom our Company or our management has done, or attempted to do, business in the past. We do not have any contractual arrangements, written or otherwise, with our affiliations.

C.	Results of operations for the three months ended June 30, 2020 and June 30, 2019:

The Company had revenues from continuing operations amounting to $22,694 and $28,844, for the three months ended June 30, 2020 and 2019, respectively.

	June 30, 2020	June 30, 2019	Changes

Revenue from continuing operations	$22,694	$28,844	$(6,150)
	$22,694	$28,844	$(6,150)

During the three months ended June 30, 2020 and 2019, we generated all of our revenue from our insurance brokerage business segment.

For the three months ended June 30, 2020 and 2019, the Company had the following concentrations of revenues with customers from continuing operations:

	June 30, 2020	June 30, 2019

Initial advisory fees	0%	1.62%
Ongoing advisory fees	29.54%	32.80%
Initial and renewal commissions	3.91%	9.10%
Trail or recurring commissions	66.55%	56.48%
	100%	100%

The total operating expenditures of continuing operations amounted to $119,584 and $198,965, for the three months ended June 30, 2020 and 2019, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2020	June 30, 2019	Changes

General and administrative expenses	$18,269	$40,192	$(21,923)
Salaries and compensation	59,369	132,513	(73,144)
Professional services	35,615	19,909	15,706
Depreciation	627	648	(21)
Amortization of intangibles	5,704	5,703	1
Total operating expenses of continuing operations	$119,584	$198,965	$(79,381)

During the three months ended June 30, 2020, total operating expenses of continuing operations were reduced by $79,381 from the previous three months ending on June 30, 2019. This decrease is mainly due to the decrease in compensation expense pertaining to two of our officers and directors during the current three months ended June 30, 2020.

The loss from continuing operations for the three months ended June 30, 2020 and 2019; was $96,890 and $170,121, respectively.

The Company´s other income and (expenses) of continuing operations for the three months ended June 30, 2020 and 2019, were $586,864 and $(396,557), respectively.

	June 30, 2020	June 30, 2019	Changes
Interest expense	$(14,719)	$(17,985)	$3,266
Change in fair value of acquisition payable	(880)	(4,366)	3,486
Amortization of debt discount	-	(47,764)	47,764
Gain / (loss) on available for sale marketable securities, net	554,362	(320,947)	875,309
Gain on extinguishment of debt and other liabilities	37,971	-	37,971
Loss on disposal of fixed asset	(260)	-	(260)
Other income	12,612	-	12,612
Exchange rate (loss) / gain	(2,222)	(5,495)	3,273
Total other income / other (expenses) of continuing operations	$586,864	$(396,557)	$983,421

During the three months ended June 30, 2020, our total other income increased by $983,421 when compared to our total other income (expenses) for the three months ended June 30, 2019. This increase was mainly due to the fact that during the second quarter of 2020, the Company recorded a net gain on available for sale marketable securities amounting to $554,362, but recorded a loss of $(320,947) during the three months ended June 30, 2019.

The net income / (loss) from continuing operations for the three months ended June 30, 2020 and 2019 were $489,974 and $(566,678), respectively.

Net loss from discontinued operations for the three months ended June 30, 2020 and 2019 amounted to $0 and 1,235, respectively.

The comprehensive income / (loss) for the three months ended June 30, 2020 and 2019 amounted to $493,460 and $(554,010), respectively. The Company’s other comprehensive income / (loss) includes gain recorded on foreign currency translation of $3,486 and $13,903 for the three months ended June 30, 2020 and 2019, respectively.

	June 30, 2020	June 30, 2019
Comprehensive income (loss) / income:
Net income / (loss)	$489,974	$(567,913)
Gain on foreign currency translation	3,486	13,903
Comprehensive (loss) / income	$493,460	$(554,010)

The Company had 590,989,409 common shares issued and outstanding on June 30, 2020 and June 30, 2019 as we did not issue any new common shares within this time frame. Basic weighted average number of common shares outstanding for the three months ended June 30, 2020 and 2019, was 590,989,409 and 562,736,333, respectively. Basic net income / (loss) per share from continuing operations for both periods was $0.00 and $(0.00), respectively. Diluted weighted average number of common shares outstanding for the three months ended June 30, 2020 was 1,702,322,086 and as of June 30, 2019, there were 802,651,975 common stock equivalents that may dilute future earnings per share. Diluted net income / (loss) per share from continuing operations for both periods was $0.00 and $(0.00), respectively. Basic and diluted net loss per share from discontinuing operations for both periods was $0 and $(0.00), respectively.

D.	Results of operations for the six months ended June 30, 2020 and June 30, 2019:

The Company had revenues from continuing operations amounting to $46,403 and $63,033, for the six months ended June 30, 2020 and 2019, respectively.

	June 30, 2020	June 30, 2019	Changes

Revenue from continuing operations	$46,403	$63,033	$(16,630)
	$46,403	$63,033	$(16,630)

During the six months ended June 30, 2020 and 2019, we generated all of our revenue from our insurance brokerage business segment.

For the six months ended June 30, 2020 and 2019, the Company had the following concentrations of revenues with customers from continuing operations:

	June 30, 2020	June 30, 2019

Initial advisory fees	0%	6.87%
Ongoing advisory fees	27.86%	31.70%
Initial and renewal commissions	5.40%	8.11%
Trail or recurring commissions	66.69%	52.83%
Others	0.05%	0.49%
	100%	100%

The total operating expenditures of continuing operations amounted to $300,474 and $428,621, for the six months ending on June 30, 2020 and 2019, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2020	June 30, 2019	Changes

General and administrative expenses	$55,693	$92,309	$(36,616)
Salaries and compensation	143,538	253,704	(110,166)
Professional services	88,587	69,928	18,659
Depreciation	1,249	1,274	(25)
Amortization of intangibles	11,407	11,406	1
Total operating expenses of continuing operations	$300,474	$428,621	$(128,417)

During the six months ended June 30, 2020, total operating expenses from continuing operations decreased by $128,417 from the comparative period ended June 30, 2019. The decrease is mainly due to a decrease in the compensation expense pertaining to two of our officers and directors during the current six months ended June 30, 2020.

The loss from continuing operations for the six months ended June 30, 2020 and 2019, was $254,071 and $365,588, respectively.

The Company´s other income and other (expenses) of continuing operations for the six months ended June 30, 2020 and 2019, were $501,564 and $(1,142,938), respectively.

	June 30, 2020	June 30, 2019	Changes
Interest expense	$(29,383)	$(39,424)	$10,041
Change in fair value of acquisition payable	(2,574)	(8,790)	6,216
Amortization of debt discount	-	(101,649)	101,649
Gain / (loss) on available for sale marketable securities, net	496,008	(992,017)	1,488,025
Gain on extinguishment of debt and other liabilities	40,471	-	40,471
Loss on disposal of fixed asset	(260)	-	(260)
Other income	12,612	-	12,612
Exchange rate (loss) / gain	(15,310)	(1,058)	(14,252)
Total other (expenses) / other income of continuing operations	$501,564	$(1,142,938)	$1,644,502

During the six months ended June 30, 2020, our total other income increased by $1,644,502 when compared to our total other income (expenses) for the six months ended June 30, 2019. This increase was mainly due to the fact that during the six months ended June 30, 2020, the Company recorded a net gain on available for sale marketable securities amounting to $496,008, but recorded a loss of $(992,017) during the six months ended June 30, 2019. In addition, the Company recorded amortization of debt discount of $101,649 during the six months ended June 30, 2019 while the Company did not record any amortization of debt discount during the six months ended June 30, 2020.

The net income / (loss) from continuing operations for the six months ended June 30, 2020 and 2019 were $247,493 and $(1,508,526), respectively.

Net loss from discontinued operations for the six months ended June 30, 2020 and 2019 amounted to $0 and 34,873, respectively.

The comprehensive income / (loss) for the six months ended June 30, 2020 and 2019 amounted to $282,379 and $(1,540,597), respectively. The Company’s other comprehensive income / (loss) includes gain recorded on foreign currency translation of $34,886 and $2,802 for the six months ended June 30, 2020 and 2019, respectively.

	June 30, 2020	June 30, 2019
Comprehensive income (loss) / income:
Net (loss) / income	$247,493	$(1,543,399)
Gain/ (loss) on foreign currency translation	34,886	2,802
Comprehensive (loss) / income	$282,379	$(1,540,597)

The Company had 590,989,409 shares of common stock issued and outstanding as of June 30, 2020 and June 30, 2019 as we did not issue any new common shares within this time frame. Basic weighted average number of common shares outstanding for the six months ended June 30, 2020 and 2019, was 590,989,409 and 555,072,393, respectively. Basic net income / (loss) per share from continuing operations for both periods was $0.00 and $(0.00), respectively. Diluted weighted average number of common shares outstanding for the six months ended June 30, 2020 was 1,702,322,086 and as of June 30, 2019, there were 802,651,975 common stock equivalents that may dilute future earnings per share. Diluted net income / (loss) per share from continuing operations for both periods was $0.00 and $(0.00), respectively. Basic and diluted net loss per share from discontinuing operations for both periods was $0.00 and $(0.00), respectively.

E.	Financial condition as at June 30, 2020 and December 31, 2019:

Assets:

The Company reported total assets of $1,337,060 and $1,079,648 as of June 30, 2020 and December 31, 2019, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $700,247 and $204,239 as at June 30, 2020 and December 31, 2019, respectively.

On June 30, 2020 and December 31, 2019, our non-current assets included fixed assets, right of use leased asset, intangibles, and goodwill. Fixed assets were comprised of office equipment having a net book value of $3,698 and $3,672 as at June 30, 2020 and December 31, 2019, respectively. Right-of-use leased asset amounting to $64,417 and $75,786 as of June 30, 2020 and December 31, 2019, respectively, represents fair value of our UK office lease for a period of six years. Intangibles of $298,469 and $309,876 as of June 30, 2020 and December 31, 2019, respectively, included fair value of customer list that was recognized as part of the business combination. We also recorded goodwill of $142,924 as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired at the date of acquisition. Furthermore, our current assets at December 31, 2019 amounted to $547,390, and at June 30, 2020, these current assets amounted to $827,552 comprised of cash of $116,189, accounts receivable of $6,521, prepaid and other current assets of $4,595 and marketable securities valued at fair value of $700,247.

Liabilities:

Our current liabilities as of December 31, 2019 totaled $1,128,476. On June 30, 2020, the Company reported its current liabilities amounting to $1,087,585, which represents a decrease of 4%. All our current liabilities reported at June 30, 2020 mainly include third party debt which is due to various lenders, short term payable for acquisition, current portion of operating lease liability, trade creditors and payables to related parties on account of accrued salaries and expenses and notes payable.

Following is the summary of all notes, net of debt discount, including the accrued interest as at December 31, 2019:

Date of Note	Total Debt	Remarks
October 17, 2013	$268,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
October 10, 2018 (Related party)	701,132	Convertible and non-collateralized
December 18, 2019 (Related party)	329,749	Convertible and collateralized from June 2020 to May 2025 to the amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired
Balance, December 31, 2019	$1,337,494

Following is the summary of all notes, net of debt discount, including the accrued interest as at June 30, 2020:

Date of Note	Total Debt	Remarks
October 17, 2013	$268,642	Non-convertible and non-collateralized
October 10, 2018 (Related party)	720,724	Convertible and non-collateralized
December 18, 2019 (Related party)	339,541	Convertible and collateralized from June 2020 to May 2025 to the amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired
Balance, June 30, 2020	$1,328,907

The Company’s long-term liabilities amounted to $1,095,936 and $1,109,112 as at June 30, 2020 and December 31, 2019, respectively. These long-term liabilities included long term payable for acquisition, long term convertible notes to related party and a long-term lease liability for UK office.

Stockholders’ Deficit:

On December 31, 2019, the Company had Stockholders´ Deficit of $1,157,840. On June 30, 2020, the Company had Stockholders´ Deficit of $846,461. We reported accumulated other comprehensive income / (loss) of $29,338 and $(5,548) as of June 30, 2020 and December 31, 2019, respectively.

The Company had 590,989,409 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as of June 30, 2020 and December 31, 2019. The Company further had issued and outstanding 3,300,000 and 3,200,000 shares of Series “C” Convertible Preferred Stock as of June 30, 2020 and December 31, 2019, respectively.

F.	Liquidity and capital reserves:

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which the Company and its subsidiaries operate. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the Globe. The Company continues to monitor the impact of the COVID-19 Coronavirus outbreak closely. The impacts of the Pandemic could be material, but due to the evolving nature of this situation, we are not able at this time to estimate the impact on our current financial, operational, or future financial results. Amongst the factors that could impact our results are as follows: effectiveness of COVID-19 Coronavirus mitigation measures, global economic conditions, reduced business, and consumer spending due to both job losses and reduced investing activity, and other factors. These factors could result in increased or decreased demand for our products and services.

For the quarter ended June 30, 2020 and still to date, most European countries are still slowly easing out of the mandated lock-down imposed by their respective Governments due to the COVID-19 pandemic and its ramifications. Whilst the Company´s recurring revenues were not affected during the quarter ended June 30, 2020, the Company´s ability to speed-up the process of writing new business was hindered to a degree. This hindrance was mainly due to the fact that most of the Company´s new business clients that are seeking financial advice are of a certain age whereby they prefer to meet in person with one of our independent financial advisers and sign the paperwork in situ; and this has proven to be a slow process due to travel restrictions. However, the Company does believe that from now onwards, its team of IFA´s will be able to start organizing and attending these “face to face” meetings with these new business clients and will therefore be able to close most or all of the new business that was put in motion during the quarter ended June 30, 2020.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net income of $247,493 and net cash used in operations of $227,347 for the six months ended June 30, 2020; working capital deficit, stockholder’s deficit and accumulated deficit of $260,033, $846,461 and $12,975,695 as of June 30, 2020. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Maximizing the revenues of Cheshire Trafford (U.K.) Limited, the Independent Financial Advisory firm we acquired on August 1, 2018, by way of servicing the current client base in the most professional and efficient manner possible.
b)	Organically growing the amount of Funds under Administration of Cheshire Trafford (U.K.) Limited to new and higher levels.
c)	Consummating and executing all current engagements related to the business consulting division.
d)	Continually engaging with new clients via our business consulting division.
e)	Continuing to source funding, via equity or debt, for acquisition, growth and working capital from one or various European Funds. The Company is currently negotiating terms for a $10 million funding agreement with a European regulated Fund.
f)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.
g)	Sell the Company´s marketable securities, when possible.

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

The accounts payable and accrued liabilities due to related parties currently amount to $434,885. These accounts payable and accrued liabilities due to related parties represent 40% of the Company’s current liabilities and are primarily due to management. It is important to note that this related party debt can or may be forgiven by management or alternatively converted into equity at any time, if required.

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

During the latter part of 2018 and early 2019, the Company´s IFA business, Cheshire Trafford (U.K.) Limited, commenced leveraging its licenses in order to put in motion an aggressive marketing strategy with a view to significantly increase the business (funds under administration) and, by defect, the revenues. This was implemented at little extra cost and will improve, over time, our current recurring, and non-recurring revenues. The Company also started to market its IFA business as a United Kingdom fully licensed entity for various Appointed Representatives (“AR”) and also Introducer Appointed Representatives (“IAR”); hence, in late 2018, Aurum Wealth Management Limited was approved by the UK Financial Authority (“FCA”) as an AR of Cheshire Trafford and in early 2019, Global Alternative Administration (The Pension Admin Team) was appointed as an IAR to Cheshire Trafford. The Company has also completely revamped the website of our IFA business (www.ctifa.com) and started a UK radio campaign as part of the IFA Business´ marketing strategy.

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

Our specific plan of operations and milestones from August 2020 through July 2021 are as follows:

1.	CONTINUE TO DEVELOP AND GROW ALREADY ACQUIRED IFA BUSINESSES – CHESHIRE TRAFFORD (U.K.) LIMITED.

In January 2020, we revised the Terms of Business that we send out to all current and new clients. This revision contemplates offering these clients two types of services packages, “Basic” and “Comprehensive” at a fee rate of 0.75% per annum (a minimum annual fee of 750 GBP or approximately $980) and 1% per annum (a minimum annual fee of 1,000 GBP or approximately $1,300), respectively. The “Basic” service package is what we are legally obliged to offer under U.K. FCA guidelines and the “Comprehensive” service package is much more complete and contemplates additional added value for the client. Within the revised Terms of Business, we have also implemented an upfront 3% fee that is payable by each new client that is onboarded to our client base. Both the upfront fee and annual fee are based on the amount of Funds that legacy clients and new clients authorize our Company to administer and ultimately look after their financial affairs.

So far this year, we have 40 new business clients that have sent us signed letters of authority and wish to engage our Company. Most of these new clients have opted for the “Comprehensive” service package. It is important to note that the Funds that we currently administer range from $8,000 to $650,000 per client (equivalent to 6,000 GBP to 500,000 GBP) and that we have calculated that the average amount of Funds that we administer per client, taking into consideration our historical data, is approximately $72,500. These 40 new business clients represent approximately $3,750,000 of new funds under administration.

Our goal for 2020 is to attract at least 100 new business clients (40 of which already are in the process of being onboarded as new business clients); hence, our intent is to raise the Funds that we currently administer by between $7.25 million to up $10 million. Between the 3% initial upfront fee and the ongoing/recurring 1% or 0.75% administration fee, we are aiming to raise our gross income by at least $250,000 on the low side and up to $400,000 on the high side in 2020. This uplift in gross revenue would represent 2 to 3 times the current gross revenue.

Finally, it is our intent in 2020 to continue to leverage the licenses that we now own as we believe that we can significantly increase our business and revenues at little extra cost and improve profitability.

2.	SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION

The Company is looking into entering a long-term funding agreement up to U.S.$10,000,000 Dollars with a with a new European based Regulated Fund in order to accelerate our inorganic growth and acquisition plan with a view to consolidate our Company in the marketplace. Recently, we sent the basic terms of a new funding agreement in the form of a draft Funding Agreement to this Regulated Fund for their legal department to review and expect to close this new funding agreement very soon.

3.	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH FUNDS UNDER ADMINISTRATION:

During the year ended December 31, 2019, management commenced certain negotiations to acquire 100% of an Independent Financial Advisory (IFA) firm based in London (United Kingdom). This targeted IFA currently has 180 Million GBP (approximately U.S. $225 Million) of Funds under Administration and historical recurring revenues of a little more than One Million GBP (approximately U.S. $1.32 million). However, we do not currently have any written agreements as management is still in verbal negotiations with the owners of this IFA.

During this year 2020, management commenced certain negotiations to acquire between 51% and 100% of an Independent Financial Advisory (IFA) firm based in Hong Kong. This targeted IFA currently has approximately $200 Million of Funds under Administration and historical recurring revenues of a little more than $1.1 Million. However, we do not currently have any written agreements as management is still in verbal negotiations with the owners of this IFA.

During this year 2020, management also commenced certain negotiations to acquire between 51% and 100% of an Independent Financial Advisory (IFA) firm based in Eastern Europe This targeted IFA currently has approximately U.S.$50 Million of Funds under Administration and historical recurring revenues of a little more than $280,000 with a lot of room to grow this recurring revenue by restructuring the client base. However, we do not currently have any written agreements as management is still in verbal negotiations with the owners of this IFA.

Depending on how successful we are with obtaining new funding, the Company intends to audit and then acquire one or more of these above-mentioned Independent Financial Advisory firms (partially or entirely) in the coming months.

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

The acquisition of these entities will open a new network for the services of:

o	New capital markets clients.
o	Distribution of new funds / products.
o	Maximizing the current books of business being bought.
o	Expand and thus increase business via more financial advisors.
o	Seek products that offer both a minimum of 1% trail (recurring) income and a secure risk averse home for clients’ funds.
o	Seek cost savings, where possible, due to elimination of duplicate services.
o	Implement rapid and efficient systems to allow information to flow to the clients and to management more effectively.
o	Acquiring smaller, active client banks into our licenses and procedures for cost effective growth.

4.	COMMENCE A TARGETED MARKETING PLAN

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

We will bring additional products to the client bank to maximize the potential returns per client with complementary products such as mortgages, trusts, and more attractive funds.

6.	CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the Creditum Limited´s shares on the London Stock Exchange (“LSE”). Management believes that this public listing should be fully executed and finalized by sometime in the year 2020 or even 2021 depending on the COVID-19 global pandemic and the effects that this can have on a newly listed company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

SECURITIES ISSUED IN 2020

The Company did not issue any common stock during the six months ended June 30, 2020. However, the Company issued 100,000 shares of Series “C” Preferred Stock to our new President and Chief Executive Officer, Nicholas P. Tuke, as compensation effective February 1, 2020.

SECURITIES ISSUED IN 2019

On January 14, 2019, the Company issued 21,200,000 common shares valued at a contractually agreed value of $0.02 per share or $424,000 to Xantis Aion Securitisation Fund (as formally requested by Xantis Private Equity Fund the Holder of the Note) upon conversion of a convertible promissory note and related accrued interest.

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

ARGENTUM 47, INC.

Date: August 7, 2020	/s/ Nicholas P. Tuke
Nicholas P. Tuke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

