Form 10-Q
period 2020-09-30
ARGENTUM 47, INC.
filed 2020-11-12
CIK 1533106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2020, there were 590,989,409 outstanding shares of the Registrant’s Common Stock, $0.001 par value.

2

Argentum 47, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2020

(Unaudited)

CONTENTS

Page(s)
Consolidated Balance Sheets – September 30, 2020 (unaudited) and December 31, 2019	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and September 30, 2019 (unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2020 and September 30, 2019 (unaudited)	F-4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019 (unaudited)	F-5

Notes to the Consolidated Financial Statements (unaudited)	F-6– F-30

Argentum 47, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets

Current Assets
Cash	$46,936	$326,245
Accounts receivable	5,264	7,422
Marketable securities at fair value	583,539	204,239
Prepaids	5,401	9,484
Total current assets	641,140	547,390

Non-Current Assets
Intangibles, net	292,766	309,876
Goodwill	142,924	142,924
Right-of-use leased asset	64,020	75,786
Fixed assets, net	3,062	3,672
Total non-current assets	502,772	532,258

Total assets	$1,143,912	$1,079,648

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$130,234	$129,579
Accounts payable and accrued liabilities - related parties	471,877	458,518
Short term payable for acquisition	167,915	171,650
Current portion of operating lease liability	13,019	13,374
Accrued interest	100,955	94,771
Notes payable	260,584	260,584
Total current liabilities	1,144,584	1,128,476

Non-Current Liabilities
Long term payable for acquisition	65,508	64,460
Fixed price convertible notes payable, related party	982,140	982,140
Long term operating lease liability	51,001	62,412
Total non-current liabilities	1,098,649	1,109,012

Total liabilities	$2,243,233	$2,237,488

Commitments and contingencies (Note 14)

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $.001 par value Preferred stock series “B” convertible, 45,000,000 designated, 45,000,000 and 45,000,000 shares issued and outstanding, respectively.	$45,000	$45,000
Preferred stock series “C” convertible, 5,000,000 designated, 3,300,000 and 3,200,000 shares issued and outstanding, respectively.	3,300	3,200
Common stock: 950,000,000 shares authorized; $0.001 par value: 590,989,409 and 590,989,409 shares issued and outstanding, respectively.	590,989	590,989
Additional paid in capital	11,460,607	11,431,707
Accumulated deficit	(13,205,665)	(13,223,188)
Accumulated other comprehensive income / (loss)	6,448	(5,548)
Total stockholders’ deficit	(1,099,321)	(1,157,840)

Total liabilities and stockholders’ deficit	$1,143,912	$1,079,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2020 and September 30, 2019 (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$19,382	$23,549	$65,785	$86,582

General and administrative expenses	24,240	60,946	79,932	153,255
Compensation	63,451	93,834	206,989	347,538
Professional services	36,801	8,071	125,389	77,999
Depreciation	726	656	1,976	1,930
Amortization of intangibles	5,703	5,704	17,110	17,110
Total operating expenses	130,921	169,211	431,396	597,832

Loss from continuing operations	$(111,539)	$(145,662)	$(365,611)	$(511,250)

Other income (expenses):
Interest expense	$(14,773)	$(9,698)	$(44,156)	$(49,300)
Change in fair value of acquisition payable	(902)	(4,188)	(3,476)	(12,800)
Amortization of debt discount	-	(24,663)	-	(126,312)
(Loss) / gain on available for sale securities, net	(116,708)	466,832	379,300	(525,185)
Gain on extinguishment of debt and other liabilities	-	-	40,471	-
Loss on disposal of fixed asset	-	-	(260)	-
Other income	-	-	12,612	-
Exchange rate gain / (loss)	13,953	(7,325)	(1,357)	(8,383)
Total other income (expenses)	(118,430)	420,958	383,134	(721,980)

Net (loss) / income from continuing operations	$(229,969)	$275,296	$17,523	$(1,233,230)

Discontinued operations (Note 6)
Net loss from operations of discontinued subsidiary (including loss due to fixed assets write off of $164 during the nine months ended September 30, 2019)	$-	$(132)	$-	$(35,005)

Net (loss) / income	$(229,969)	$275,164	$17,523	$(1,268,235)

Net (loss) / income per common share from continuing operations - basic	$(0.00)	$0.00	$0.00	$(0.00)
Net (loss) / income per common share from continuing operations - diluted	$(0.00)	$0.00	$0.00	$(0.00)

Net loss per common share from discontinued operations - basic	$-	$(0.00)	$-	$(0.00)
Net loss per common share from discontinued operations - diluted	$-	$(0.00)	$-	$(0.00)

Weighted average number of common shares outstanding - basic	590,989,409	590,989,409	590,989,409	567,176,296
Weighted average number of common shares outstanding - diluted	590,989,409	1,393,641,384	1,882,911,897	567,176,296

Comprehensive (loss) / income:
Net (loss) / income	$(229,969)	$275,164	$17,523	$(1,268,235)
(Loss) / gain on foreign currency translation	(22,890)	16,593	11,996	19,395
Comprehensive (loss) / income	$(252,859)	$291,757	$29,519	$(1,248,840)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2020 and September 30, 2019 (Unaudited)

For the Three Months Ended September 30, 2019:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income / (Loss)	Deficit

Balance - June 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,896,614)	$16,394	$(809,324)

Net income	-	-	-	-	-	-	-	275,164	-	275,164

Gain on foreign currency translation	-	-	-	-	-	-	-	-	16,593	16,593

Balance - September 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,621,450)	$32,987	$(517,567)

For the Three Months Ended September 30, 2020:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance - June 30, 2020	45,000,000	$45,000	3,300,000	$3,300	590,989,409	$590,989	$11,460,607	$(12,975,696)	$29,338	$(846,462)

Net loss	-	-	-	-	-	-	-	(229,969)	-	(229,969)

Loss on foreign currency translation	-	-	-	-	-	-	-	-	(22,890)	(22,890)

Balance - September 30, 2020	45,000,000	$45,000	3,300,000	$3,300	590,989,409	$590,989	$11,460,607	$(13,205,665)	$6,448	$(1,099,321)

For the Nine Months Ended September 30, 2019:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income / (Loss)	Deficit

Balance - December 31, 2018	45,000,000	$45,000	3,200,000	$3,200	525,534,409	$525,534	$10,188,062	$(11,353,215)	$13,592	$(577,827)

Common stock issued as conversion of loan notes and accrued interest	-	-	-	-	65,455,000	65,455	1,243,645	-	-	1,309,100

Net loss	-	-	-	-	-	-	-	(1,268,235)	-	(1,268,235)

Gain on foreign currency translation	-	-	-	-	-	-	-	-	19,395	19,395

Balance - September 30, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(12,621,450)	$32,987	$(517,567)

For the Nine Months Ended September 30, 2020:

	Series “B” Preferred Stock		Series “C” Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income / (Loss)	Deficit

Balance - December 31, 2019	45,000,000	$45,000	3,200,000	$3,200	590,989,409	$590,989	$11,431,707	$(13,223,188)	$(5,548)	$(1,157,840)

Series C preferred stock issued as a signing bonus	-	-	100,000	100	-	-	28,900	-	-	29,000

Net income	-	-	-	-	-	-	-	17,523	-	17,523

Gain on foreign currency translation	-	-	-	-	-	-	-	-	11,996	11,996

Balance - September 30, 2020	45,000,000	$45,000	3,300,000	$3,300	590,989,409	$590,989	$11,460,607	$(13,205,665)	$6,448	$(1,099,321)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and September 30, 2019 (Unaudited)

	September 30, 2020	September 30, 2019

Cash flows from operating activities
Net (loss) / income	$17,523	$(1,268,235)

Adjustments to reconcile net income / (loss) from operations to net cash used in operating activities:
Depreciation	1,976	2,007
Amortization of intangibles	17,110	17,110
Stock compensation	29,000	-
Amortization of debt discount	-	126,312
(Gain) / loss on available for sale securities, net	(379,300)	525,185
Gain on extinguishment of debt and other liabilities	(40,471)	-
Change in fair value of acquisition payable	3,476	-
Loss due to fixed assets write off	260	164

Changes in operating assets and liabilities:
Accounts receivable	2,158	6,401
Prepaids	4,083	(1,021)
Other current assets	-	4,732
Assets of discontinued operations	-	(1,972)
Accounts payable and accrued liabilities	41,125	23,378
Accounts payable and accrued liabilities - related parties	13,359	247,382
Accrued interest	6,184	42,627
Net cash used in operating activities:	$(283,517)	$(275,930)

Cash Flows used in investing activities:
Purchase of office furniture and equipment	$(1,639)	$(1,282)
Net cash used in investing activities	$(1,639)	$(1,282)

Cash flows from financing activities:
Proceeds from loans - related parties	$3,500	$96,678
Repayment of loans - related parties	(3,500)	(30,000)
Net cash provided by financing activities	$-	$66,678

Net decrease in cash	$(285,156)	$(210,534)

Effect of Exchange Rates on Cash	5,847	19,430

Cash at Beginning of Period	$326,245	$193,807

Cash at End of Period	$46,936	$2,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$9,000

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted into common stock	$-	$1,309,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

Note 1 - Organization and Nature of Operations

Argentum 47, Inc., formerly Global Equity International Inc. (the “Company”, “we”, “us”, “our” or “ARG”), a reporting company since June 21, 2012, was organized under the laws of the state of Nevada on October 1, 2010. Global Equity Partners, Plc. (“GEP”), a private company, was organized under the laws of the Republic of Seychelles on September 2, 2009. On November 15, 2010, GEP executed a reverse recapitalization with ARG. On August 22, 2014, we formed a Dubai subsidiary of GEP called GE Professionals DMCC. On June 10, 2016, ARG incorporated its wholly owned subsidiary, called GEP Equity Holdings Limited (“GEP EH”), under the laws of the Republic of Seychelles. On March 14, 2017, the Company´s board of directors unanimously voted to transfer the ownership of GE Professionals DMCC (Dubai) to GEP EH. On June 5, 2017, the Company sold 100% of the issued and outstanding common stock of GEP to a citizen of the Republic of Thailand by entering into a Stock Purchase and Debt Assumption Agreement. On December 12, 2017, ARG incorporated another wholly owned subsidiary, called Argentum 47 Financial Management Limited (“Argentum FM”), under the Companies Act 2006 of England and Wales as a private limited company. Argentum FM was formed to serve as a holding Company for the acquisition of various advisory firms.

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

On March 18, 2019, the Board of Directors of GEP Equity Holdings Limited decided to commence the process to formally, and legally, liquidate GE Professionals DMCC and its related employment placement services business with an effective date of March 31, 2019. This decision was made so to allow management of Argentum 47, Inc. to fully concentrate on the Company´s core businesses, Independent Financial Advisory and Business Consulting. Accordingly, GE Professionals DMCC has been presented as a discontinued operation for all periods presented in the accompanying unaudited consolidated financial statements and footnotes (See Note 6). On February 11, 2020, the liquidation proceedings of GE Professionals DMCC were completed and it is formally liquidated.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2019. The interim results for the period ended September 30, 2020 are not necessarily indicative of results for the full fiscal year.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net income of $17,523 and net cash used in operations of $283,517 for the nine months ended September 30, 2020; working capital deficit, stockholder’s deficit and accumulated deficit of $503,444, $1,099,321 and $13,205,665, respectively as of September 30, 2020. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability for the Company to mitigate this risk and continue its operations is primarily dependent on management’s plans as follows:

a)	Maximizing the revenues of Cheshire Trafford (U.K.) Limited, the Independent Financial Advisory firm we acquired on August 1, 2018, by way of servicing the current client base in the most professional and efficient manner possible.
b)	Organically growing the amount of Funds under Administration of Cheshire Trafford (U.K.) Limited to new and higher levels.
c)	Consummating and executing all current engagements related to the business consulting division.
d)	Continually engaging with new clients via our business consulting division.
e)	Continuing to source funding, via equity or debt, for acquisition, growth and working capital from one or various European Funds. The Company is currently negotiating terms for a $10 million funding agreement with a European regulated Fund.
f)	Acquiring and managing more Independent Financial Advisory firms with funds under administration located around the globe.
g)	Sell the Company´s investment in marketable securities, when possible.

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which the Company and its subsidiaries operate. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the Globe. The Company continues to monitor the impact of the COVID-19 Coronavirus outbreak closely. Amongst the factors that could impact our results are the effectiveness of COVID-19 Coronavirus mitigation measures, global economic conditions, reduced business and consumer spending due to both job losses and reduced investing activity, and other factors. These factors could result in increased or decreased demand for our products and services. For the quarter ended September 30, 2020 and still to date, most European countries are still slowly easing out of the mandated lock-down imposed by their respective Governments due to the COVID-19 pandemic and its ramifications.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

Impact of COVID-19 on Company’s Customers and Financial Performance

While the Company´s recurring revenues were not materially affected during the nine months ended September 30, 2020, the Company´s ability to speed-up the process of writing new business was hindered to a degree. This hindrance was mainly due to the fact that most of the Company´s new business clients that are seeking financial advice are of a certain age whereby they prefer to meet in person with one of our independent financial advisers and sign the paperwork in situ, and this has proven to be a slow process due to travel restrictions. However, the Company does believe that from now onwards, its team of Independent Financial Advisors (“IFA”) will be able to start organizing and attending these “face to face” meetings with these new business clients and will, therefore, be able to close most or all of the new business that was put in motion during the quarter ended September 30, 2020.

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

Argentum 47, Inc. (“ARG”) is the parent company of its two 100% owned subsidiaries called GEP Equity Holdings Limited (“GEP EH”) and Argentum 47 Financial Management Limited (“Argentum FM”). Argentum FM is the parent company of its 100% owned subsidiary, Cheshire Trafford U.K. Limited (U.K.) since August 1, 2018 pursuant to a Share Purchase Agreement dated August 1, 2018. GEP EH was the parent company of its liquidated GE Professionals DMCC (Dubai) until February 11, 2020. GE Professionals DMCC has been presented as a discontinued operation for the three months ended September 30, 2019 and the nine months ended September 30, 2020 and 2019 as the Company was liquidated on February 11, 2020. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2019 have been reclassified from Interest expense to Change in fair value of acquisition payable to conform to the presentation for the three and nine months ended September 30, 2020. This reclassification increased Change in fair value of acquisition payable, in Other expenses of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2019 by $4,188 and $12,800, respectively and decreased Interest expense in Other expenses of the unaudited consolidated statements of operations for the three and nine months ended September 30, 2019 by the same amount.

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

September 30, 2020

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents. At times balances may exceed federally insured limits of $250,000. We have not experienced any losses related to these balances. At September 30, 2020 and December 31, 2019, balance in one financial institution exceeded federally insured limits by $0 and $73,480, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable in connection with the services provided. The Company recognizes an allowance for doubtful accounts based on an analysis of current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. There was no allowance for bad debt at September 30, 2020 and December 31, 2019.

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

September 30, 2020

(Unaudited)

Investments

(A) Classification of Securities

Marketable Securities

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.”

At the time of the acquisition, a marketable security is designated as held-to-maturity, available-for-sale, or trading, which depends on the ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

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

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other than temporary and require the recognition of an impairment loss in the statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related industry, and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company did not record any such impairment during the three and nine months ended September 30, 2020 or September 30, 2019.

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

September 30, 2020

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

September 30, 2020

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

Goodwill and Other Intangible Assets

In accordance with ASC No. 805, the Company recognizes and measures goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. For the purpose of impairment testing, goodwill is allocated to each of the group’s reporting units expected to benefit from the synergies of the combination. Reporting units to which goodwill has been allocated are tested for impairment annually, or more frequently when there is an indication that the unit may be impaired. If the fair value of a reporting unit is less than it´s carrying amount, an impairment loss calculated as the amount by which the carrying value exceeds the fair value is recorded to goodwill but cannot exceed the goodwill amount. An impairment loss recognized for goodwill is not reversed in a subsequent period. On disposal of a subsidiary or the relevant reporting unit, the attributable amount of goodwill is included in the determination of the profit or loss on disposal.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs related to the sale and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

September 30, 2020

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

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer; and
2.	Identify the performance obligations in the contract; and
3.	Determine the transaction price; and
4.	Allocate the transaction price to separate performance obligations; and
5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates its revenue from continuing operations by providing following services:

a)	Business consulting services including advisory services to various clients.
b)	Earning commissions from insurance companies on insurance policy sales and renewals, which are based on a percentage of the insurance products sold.

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

September 30, 2020

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

All revenues are generated from clients whose operations are based outside of the United States and relate to the insurance brokerage business. For the nine months ended September 30, 2020 and 2019, the Company had following concentrations of revenues from continuing operations:

	September 30, 2020	September 30, 2019

Initial advisory fees	0%	4.87%
Ongoing advisory fees	28.41%	30.57%
Initial and renewal commissions	4.99%	6.51%
Trail or recurring commissions	66.60%	57.30%
Others	0%	0.75%
	100%	100%

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

At September 30, 2020 and December 31, 2019, the Company had the following concentrations of accounts receivables with customers:

Customer	September 30, 2020	December 31, 2019

Customer 1	26.84%	26.68%
Customer 2	11.91%	8.59%
Customer 3	10.08%	6.94%
Customer 4	9.77%	25.24%
Others having a concentration of less than 10%	41.40%	32.55%
	100%	100%

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

Share based payments, excluding restricted stock, are valued using a Black-Scholes pricing model.

When computing fair value, the Company considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the share-based payment in effect at the time of the grant.
●	The expected term is developed by management estimate.
●	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock soon.
●	The expected volatility is based on management estimates which are based upon our historical volatility.
●	The forfeiture rate is based on historical experience.

Earnings per Share

The basic net earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

At September 30, 2020 and December 31, 2019, the Company had common stock equivalents of 511,922,488 and 363,755,756 common shares, respectively, in the form of convertible notes, which, if converted, may be dilutive. See Note 9(D).

At September 30, 2020 and December 31, 2019, the Company had common stock equivalents of 780,000,000 and 770,000,000 common shares, respectively, in the form of convertible preferred stock, which, if converted, may be dilutive. See Note 10(A).

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

	Number of Common Shares
	September 30, 2020		December 31, 2019
Potential dilutive common stock
Convertible notes	*	511,922,488	*	363,755,756
Series “B” preferred stock		450,000,000		450,000,000
Series “C” preferred stock		330,000,000		320,000,000
Total potential dilutive common stock		1,291,922,488		1,133,755,756

Weighted average number of common shares – Basic		590,989,409		573,178,505
Weighted average number of common shares – Dilutive		1,882,911,897		1,706,934,261

* Convertible debt cannot be converted until December 2021.

As of September 30, 2020, and December 31, 2019, diluted weighted average number of common shares exceeds total authorized common shares. However, 780,000,000 and 770,000,000 common shares as of September 30, 2020 and December 31, 2019, respectively would result from the conversion of the preferred “B” and preferred “C” stock into common stock. The option to convert the abovementioned preferred “B” and “C” stock into common stock could not be any earlier than December 31, 2022. See Note 10(A)

Comprehensive Income / (Loss)

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) for the nine months ended September 30, 2020 and 2019, includes only foreign currency translation gain / (loss), and is presented in the Company’s consolidated statements of comprehensive income / (loss).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended September 30, 2019 were as follows:

Balance, December 31, 2018	$13,592
Foreign currency translation adjustment for the period	19,395
Balance, September 30, 2019	$32,987

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended September 30, 2020 were as follows:

Balance, December 31, 2019	$(5,548)
Foreign currency translation adjustment for the period	11,996
Balance, September 30, 2020	$6,448

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

September 30, 2020

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2020	December 31, 2019
Level 1 – Marketable Securities – Recurring	$583,539	$204,239

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities — The Level 1 position consists of the Company’s investment in equity securities of stock held in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Changes in Level 1 marketable securities measured at fair value for the nine months ended September 30, 2020 were as follows:

Balance, December 31, 2019	$204,239
Sales and settlements during the period	-
Gain on available for sale marketable securities, net	379,300
Balance, September 30, 2020	$583,539

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

There are no new accounting pronouncements that we expect to have an impact on the Company’s consolidated financial statements except as discussed below:

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its unaudited consolidated financial statements.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

The purchase consideration for the acquisition of Cheshire Trafford is based on a formula of 2.7 times Cheshire Trafford’s projected annual recurring revenues for the calendar year ending December 31, 2018. We took the gross revenues of Cheshire Trafford for the five months ended May 31, 2018 and annualized those recurring revenues and multiplied those revenues by 2.7 times in arriving at the contractual purchase consideration of $516,795. The purchase consideration is payable in following three installments:

●	The first installment of $175,710 has been paid upon closing of the transaction.
●	The second installment of $170,542 was due 18 months after the acquisition date which was February 1, 2020. Management is still currently in negotiation with the seller about a possible reduction in the second instalment per the terms of the acquisition agreement.
●	The third installment of $170,542 is due 36 months after the acquisition date.

The second and third installments could be reduced (but not increased) in the event that Cheshire Trafford’s trailing or recurring revenues are less than agreed recurring income target of GBP 144,185 during the 12-month period commencing on the Acquisition date; hence these two installments were treated as contingent purchase consideration. Based on the historical data available regarding the recurring/trail revenues of Cheshire Trafford, Management believed that there was a 95% probability that Cheshire Trafford would achieve the recurring income target of GBP 144,185 during the 12-month period ending on July 31, 2019. Hence, the contingent purchase consideration was adjusted to consider this probability factor. (See below for update)

To calculate the fair value of the contingent purchase consideration, our Management has discounted the remaining two installments of $341,084 to be paid, at a discount rate of 6% (our borrowing rate for the purpose of acquisitions) to arrive at the present value of $284,298 at the acquisition date. Total fair value of the purchase consideration is as follows:

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

September 30, 2020

(Unaudited)

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

The excess of the purchase consideration over the fair value of assets acquired net of liabilities assumed was initially recognized as the fair value of customer list intangible asset totaling to $485,118. Upon finalizing the fair value of customer list intangible based on the Multi Period Excess Earnings Model, Management believed that fair value of the customer list intangible asset amounted to $342,194 and the remaining $142,924 is recognized as goodwill at December 31, 2018. This intangible asset is amortized on a straight-line basis over a life of 15 years which is the average service duration of a customer that has invested with Cheshire Trafford.

Estimated life of intangibles	15 years

Fair value of customer list intangible asset at date of acquisition	$485,118
Fair value adjustment at December 31, 2018	(142,924)
Adjusted fair value of customer list intangible asset at December 31, 2018	$342,194
Amortization charge for 5 months ended December 31, 2018	(9,505)
Net Book Value at December 31, 2018	$332,689
Amortization charge for the period	(22,813)
Net Book Value at December 31, 2019	$309,876
Amortization charge for the period	(17,110)
Net Book Value at September 30, 2020	$292,766

As at December 31, 2019, the management recalculated the third installment of the purchase price consideration as the recurring income period of 12 months ended on July 31, 2019 based upon the terms of the purchase agreement. Accordingly, the fair value of contingent acquisition payable was reduced, and the Company recorded a gain on revaluation of payable for acquisition of $67,897 during the year ended December 31, 2019. The total amount owed under the purchase agreement was $233,423 as of September 30, 2020.

Note 6 – Discontinued Operations

In March 2019, Management decided that it made overall economic sense for the Company to close its employment placement services business in Dubai; hence, in order to fully concentrate on its core business of Independent Financial Advisory services and consultancy business, the Board of Directors decided to initiate liquidation proceedings of the Dubai subsidiary “GE Professionals DMCC” and discontinue the related employment placement services business. As a result, Dubai subsidiary operations for the three months ended September 30, 2019 and the nine months ended September 30, 2019 and 2020 are treated as discontinued operations in the accompanying unaudited consolidated financial statements. The consolidated statements of operations only comprise the continuing operations. Net loss from the discontinued operations is presented on a single line after the net loss from the continuing operations.

There were no assets and liabilities from discontinued operations at September 30, 2020 and December 31, 2019.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

Statement of Operations from discontinued operations for the three months ended September 30, 2019 was as follows:

	September 30, 2020	September 30, 2019
Revenue	N/A	$-

General and administrative expenses	N/A	$132
Net loss from discontinued operations	N/A	$(132)

Statement of Operations from discontinued operations for the nine months ended September 30, 2020 and 2019 was as follows:

	September 30, 2020	September 30, 2019
Revenue	$-	$-

General and administrative expenses	$-	$9,452
Compensation expense	-	22,743
Professional services	-	2,382
Depreciation	-	77
Loss from discontinued operations	$-	$(34,654)
Other income (expenses)
Loss due to fixed assets write off	$-	$(164)
Exchange rate loss	-	(187)
Total other (expenses) / income	$-	$(351)
Net loss from discontinued operations	$-	$(35,005)

Note 7 – Investments

A.	Marketable Securities at Fair Value

Following is the summary of Company’s investment in marketable securities at fair value as at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value
DUO	5,835,392	$583,539	5,835,392	$204,239
	5,835,392	$583,539	5,835,392	$204,239

At September 30, 2020, the Company revalued 5,835,392 common shares at their quoted market price of $0.1 per share, to $583,539; hence, recording a net gain on available for sale securities of $379,300 into the statement of operations for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, loss on available for sale securities was $525,185.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

B.	Investments at Cost

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following common equity securities in private and reporting companies as at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	5,006,521	$-	5,006,521	$-	Private Company
	5,006,521	$-	5,006,521	$-

The Company, through its subsidiary, GEP Equity Holdings Limited, holds the following preferred equity securities in private and reporting companies as at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Company	No. of Shares	Book value	No. of Shares	Book value	Status
PDI	450,000	$-	450,000	$-	Private Company
	450,000	$-	450,000	$-

Note 8 – Fixed Assets

Following table reflects net book value of furniture and equipment as of September 30, 2020 and December 31, 2019:

Furniture and Equipment
Useful Life	3 to 10 years

Cost
Balance as at December 31, 2019	$46,447
Addition during the period	1,639
Disposals during the period	(17,291)
Translation rate differences	(1,292)
Balance as at September 30, 2020	$29,503

Accumulated depreciation
Balance as at December 31, 2019	$42,775
Depreciation expense for the period – continuing operations	1,976
Disposals during the period	(17,025)
Translation rate differences	(1,285)
Balance as at September 30, 2020	$26,441
Net book value as at September 30, 2020	$3,062
Net book value as at December 31, 2019	$3,672

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

Note 9 – Debt, Accounts Payable and Accrued Liabilities

(A)	Accounts Payable and Other Accrued Liabilities

The following table represents breakdown of accounts payable and other accrued liabilities as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
Accrued salaries and benefits	$61,843	$61,452
Accounts payable and other accrued liabilities	68,391	68,127
	$130,234	$129,579

(B)	Accounts Payable and Accrued Liabilities – Related Parties

The following table represents the accounts payable and accrued expenses to related parties as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
Accrued salaries and benefits	$446,285	$382,165
Expenses payable	25,592	76,353
	$471,877	$458,518

(C)	Short Term Notes Payable

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest at December 31, 2019:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$37,971	$37,971
September 30, 2018 – EDEN	260,584	8,058	268,642

Balance – December 31, 2019	$260,584	$46,029	$306,613

Following is the summary of all non-convertible notes, net of debt discount, including the accrued interest at September 30, 2020:

Date of Note	Principal	Accrued Interest	Total
November 26, 2013 – JSP	$-	$-	$-
September 30, 2018 – EDEN	260,584	8,058	268,642

Balance – September 30, 2020	$260,584	$8,058	$268,642

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

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

During the nine months ended September 30, 2020, the Company wrote off the aged accrued interest balance of $37,971 as this is past the State of Nevada´s Statute of Limitations of six years for written debt agreements and recorded a gain on debt extinguishment of $37,971 in the unaudited consolidated statement of operations.

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

During the nine months ended September 30, 2020, the Company did not repay any monthly installment, hence the outstanding note balance amounted to $260,584 and accrued interest balance amounted to $8,058 as of September 30, 2020.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

(D)	Long Term Convertible Notes Payable – Related Party

Following is the summary of all long-term convertible notes, net of debt discounts including the accrued interest at December 31, 2019:

Date of Note	Principal	Accrued Interest	Total
October 10, 2018 - Xantis AION Sec Fund	$653,040	$48,092	$701,132
December 18, 2019 - Aegeus Sec Fund	329,100	649	329,749

Balance, December 31, 2019	$982,140	$48,742	$1,030,882

Following is the summary of all long-term convertible notes, net of debt discounts including the accrued interest at September 30, 2020:

Date of Note	Principal	Accrued Interest	Total
October 10, 2018 - Xantis AION Sec Fund	$653,040	$77,479	$730,519
December 18, 2019 - Aegeus Sec Fund	329,100	15,418	344,518

Balance, September 30, 2020	$982,140	$92,897	$1,075,037

●	On October 10, 2018, the Company received second tranche of funding from Xantis AION Securitization Fund amounting to $653,040 pursuant to the funding agreement dated June 6, 2018. The Company had a right to pay this note no earlier than 366 days’ post investment of each tranche of funding, by issuing common shares at greater of $0.02 or the average closing ask price of the Company’s common stock on the OTCBB for the prior 60 trading days. There was no beneficial conversion feature since the conversion price exceeded the quoted trading price on the funding date. The Company paid $98,651 cash commission, which is treated as debt issuance cost discount for this note. This particular Convertible Note issued to Xantis AION Securitization Fund was to mature on October 11, 2019.

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

During the nine months ended September 30, 2020, the Company recorded $29,388 as interest expense and the outstanding note balance amounted to $653,040 as of September 30, 2020.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

During the year ended December 31, 2019, the Company recorded $649 as interest expense and the outstanding note balance amounted to $329,100 as of December 31, 2019.

During the nine months ended September 30, 2020, the Company recorded $14,769 as interest expense and the outstanding note balance amounted to $329,100 as of September 30, 2020.

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

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

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

At September 30, 2020 and December 31, 2019, the Company had 950,000,000 authorized shares of common stock having a par value of $0.001. At September 30, 2020 and December 31, 2019, the Company had 590,989,409 shares of common stock issued and outstanding.

During the nine months ended September 30, 2020, the Company did not issue any new shares of common stock.

Note 11 – Revenue

For the nine months ended September 30, 2020 and 2019, the Company recognized total revenues amounting to $65,785 and $86,582, respectively.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under the Company´s proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements, which we have deemed probable. As of September 30, 2020 and, 2019, the Company´s management believes that all of the fixed fee, performance based and contingent arrangements have an original expected duration of one year or less; hence, the Company elected to utilize the optional exemption to exclude it from this disclosure.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

Contract Assets and Liabilities

Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2020 and 2019.

Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery of services when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of September 30, 2020 and 2019.

Note 12 – Pension Plan

The Company operates a defined “contribution pension plan” for its subsidiary in the United Kingdom, Cheshire Trafford UK Limited. Each participant needs to complete a probation period before being included in the pension plan. The contributions payable to the company’s pension plan are charged to the consolidated statement of operations in the period to which they relate. We contributed a total of $2,073 and $2,076 to this pension plan during the nine months ended September 30, 2020 and 2019, respectively.

Note 13 – Related Party Transactions

At September 30, 2020 and December 31, 2019, there were accounts payable, accrued liabilities and loans payable due to related parties. (See Note 9(B and D).

Note 14 – Commitments and Contingencies

Contingencies

●	From time to time, the Company may be involved in litigation or disputes relating to claims arising out of its operations in the normal course of business. As of September 30, 2020, the Company is not involved in any such litigation or disputes.

Commitments

●	Leases

The Company entered into a non-cancelable operating lease for its United Kingdom office in the city of Hull (United Kingdom) on August 29, 2019, for a period of six years amounting to a rental of GBP 1,000 or approximately $1,290 per month.

In adopting ASC Topic 842, Leases, the Company has elected the package of practical expedients which permits it not to reassess its prior conclusions about lease identifications, lease classifications and initial direct costs under the new standard. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon adoption of this ASC, the Company recorded right-of-use leased asset and operating lease liability of $79,129. At September 30, 2020, the balance of the right-of-use leased asset and operating lease liability was $64,020.

The significant assumptions used to determine the present value of the operating lease liability was a discount rate of 6% which was based on the Company’s estimated incremental borrowing rate.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

At September 30, 2020, the right-of-use leased asset (ROU) is summarized as follows:

September 30, 2020
Office lease right-of-use asset	$79,129
Less: Accumulated amortization	(13,021)
Less: Translation rate difference	(2,088)
Balance of ROU asset as of September 30, 2020	$64,020

At September 30, 2020, operating lease liability is summarized as follows:

September 30, 2020
Lease liability related to office lease right-of-use asset	$79,129
Less: Lease reduction	(13,021)
Less: Translation rate difference	(2,088)
Less: Current portion of operating lease liability	(13,019)
Long term operating lease liability as of September 30, 2020	$51,001

The following is a schedule, by years, of the future minimum lease payments as of September 30, 2020 required under the non-cancelable operating lease:

12 months period ended September 30,	Operating Lease
2021	$15,501
2022	15,501
2023	15,501
2024	15,501
2025	14,209
Total minimum lease payments	$76,213
Less: Discount to fair value	(12,193)
Total Operating Lease Liability at September 30, 2020	$64,020

Total rent expense for the nine months ended September 30, 2020 and 2019 was $11,439 and $21,375, respectively.

Note 15 – Segment Information

During the three and nine months ended September 30, 2020 and 2019, the Company operated in two reportable business segments - (1) Management Consultancy Services (the “Consultancy” segment) consisting of management consultancy such as assistance in designing client’s capitalization strategy, introductions to potential capital funding sources; and (2) a segment which concentrates on third party insurance policy sales and renewals (the “Insurance brokerage” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. All goodwill in the accompanying consolidated balance sheets is assigned to the Insurance brokerage segment.

Argentum 47, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

Information with respect to these reportable business segments for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Consultancy	$-	$-	$-	$-
Insurance brokerage	19,382	24,724	65,785	86,582
	$19,382	$24,724	$65,785	$86,582
Depreciation and amortization:
Consultancy	$572	$612	$1,705	$1,801
Insurance brokerage	5,857	5,749	17,381	17,239
	$6,429	$6,361	$19,086	$19,040
Net income / (loss) from continuing operations:
Consultancy	$(206,526)	$289,470	$68,381	$(1,202,049)
Insurance brokerage	(23,443)	(14,174)	(50,858)	(31,181)
	$(229,969)	$275,296	$17,523	$(1,233,230)

	September 30, 2020	December 31, 2019
Identifiable long-lived tangible assets as of September 30, 2020 and December 31, 2019 by segment:
Consultancy	$1,030	$2,734
Insurance brokerage	2,032	938
	$3,062	$3,672

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

Our MD&A is comprised of the following sections:

A. Critical accounting estimates and policies

B. Business Overview

C. Results of operations for the three months ended September 30, 2020 and September 30, 2019

D. Results of operations for the nine months ended September 30, 2020 and September 30, 2019

E. Financial condition as of September 30, 2020 and December 31, 2019

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

We believe that the critical accounting policies set forth in the accompanying unaudited consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting policies pertain to revenue recognition, valuation of investments, convertible notes and derivatives and stock-based compensation.

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

The funds for the first tranche were obtained via a June 8, 2018 loan in the amount of U.S. $735,000 from the Xantis Aion Securitization Fund, as previously reported in the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on June 11, 2018.

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

Argentum 47, Inc.
NASDAQ OTC Trading Symbol: ARGQ
www.arg47.com
(100% Ownership)
(100% Ownership)
Argentum 47 Financial Management Limited
www.arg47financialmanagement.com
GEP Equity Holdings Limited
www.arg47consulting.com
(100% Ownership)
Cheshire Trafford (UK) Limited
www.ctifa.com

Cheshire Trafford (UK) Limited (www.ctifa.com) was incorporated under the laws of the United Kingdom on January 26, 1976, as a limited liability company. Cheshire Trafford is a very well established and UK FCA regulated Independent Financial Advisory firm that offers a fully computerized investment management service, including advising on investments in Unit Trusts, Investment Bonds, Shares, Investment Trusts, Government Bonds, and Individual Savings Accounts. In addition, Cheshire Trafford advises investors on various types of Pension contracts, including Personal Pensions, Executive Pensions, Small Self-Administered Plans, Pension Mortgages and many more.

Cheshire Trafford acts as a broker for the sale of Lump Sum or Single Premium Insurance Policies and Regular Premium Investment or “Insurance” Policies that are issued by reputable third-party insurance companies.

Cheshire Trafford UK Limited currently has three full time employees, one external compliance officer, two Independent Financial Advisers and more than 450 revenue generating clients in the United Kingdom.

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

On December 18, 2019, the Company secured a 24-month convertible loan, from Aegeus Securitization Fund (Luxembourg), for 500,000 Great Britain Pounds (equivalent to approximately $658,200) carrying an interest at the rate of 6% per annum. The lender has an option to convert this note into common stock of the Company after (2) years and one (1) day from December 18, 2019 at a conversion price equivalent to the closing market price two days prior the new conversion date. Aegeus Securitization Fund and Xantis AION Securitization Fund both have the same fund administrators, Xantis S.A., hence Aegeus Securitization Fund is treated as a related party of the Company as of September 30, 2020. The Company simultaneously also entered into a Receivables Assignment Agreement whereby an amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired will be securitized to the lender. Pursuant to the terms of this Assignment Agreement, the Company assigned its receivables for the period from June 2020 to May 2025 to the lender to serve as collateral for the loan. To date, the Company has received GBP 250,000 (equivalent to approximately $329,000) under this loan.

Our authorized capital consists of 950,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock having a par value of $0.001. As of September 30, 2020, and December 31, 2019, we had 590,989,409 shares of common stock issued and outstanding. We also have two series of preferred stock designated and authorized: Series “B” Preferred Stock and Series “C” Preferred Stock. As of September 30, 2020, and December 31, 2019, we had 45,000,000 shares of Series “B” Preferred Stock authorized, issued and outstanding. As of September 30, 2020, and December 31, 2019, we had designated and authorized 5,000,000 shares of Series “C” Preferred Stock, 3,300,000 and 3,200,000 shares of which, respectively, were issued and outstanding. We do not have any Series “A” Preferred Stock authorized, issued or outstanding. We have 1,700,000 shares of Series “C” Preferred Stock designated and authorized, which could be issued in the future. All shares of our Series “B” and Series “C” Preferred Stock are contractually locked-up until December 31, 2022; hence, they cannot be sold or converted into common stock at any time prior to that date.

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

C.	Results of operations for the three months ended September 30, 2020 and September 30, 2019:

The Company had revenues from continuing operations amounting to $19,382 and $23,549, for the three months ended September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019	Changes

Revenue from continuing operations	$19,382	$23,549	$(4,167)
	$19,382	$23,549	$(4,167)

During the three months ended September 30, 2020 and September 30, 2019, all our revenue from continuing operations was recognized by providing services to various clients of our insurance brokerage business segment.

For the three months ended September 30, 2020 and 2019, the Company had the following concentrations of revenues with customers from continuing operations:

Customer	Location	September 30, 2020	September 30, 2019

Ongoing advisory fees	United Kingdom	29.70%	27.81%
Renewal commissions	United Kingdom	4.43%	4.04%
Trail or recurring commissions	United Kingdom	65.87%	68.08%
Other revenue	United Kingdom	0%	0.07%
		100%	100%

The total operating expenditures of continuing operations amounted to $130,921 and $169,211, for the three months ended September 30, 2020 and 2019, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2020	September 30, 2019	Changes

General and administrative expenses	$24,240	$60,946	$(36,706)
Compensation	63,451	93,834	(30,383)
Professional services	36,801	8,071	28,730
Depreciation	726	656	70
Amortization of intangible asset	5,703	5,704	(1)
Total operating expenses of continuing operations	$130,921	$169,211	$(38,290)

During the three months ended September 30, 2020, total operating expenses of continuing operations were reduced by $38,290 from the previous three months ending on September 30, 2019. The reason for this decrease is mainly due to the decrease in the compensation expense and decrease in general and administrative expenses, partially offset by increase in professional services received by the Company during the three months ended September 30, 2020.

The loss from continuing operations for the three months ended September 30, 2020 and 2019, was $111,539 and $145,662, respectively.

The Company´s other (expenses) and other income of continuing operations for the three months ended September 30, 2020 and 2019, were $(118,430) and $420,958, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2020	September 30, 2019	Changes
Interest expense	$(14,773)	$(9,698)	$(5,075)
Change in fair value of acquisition payable	(902)	(4,188)	3,286
Amortization of debt discount	-	(24,663)	24,663
(Loss) / gain on available for sale marketable securities, net	(116,708)	466,832	(583,540)
Exchange rate (loss) / gain	13,953	(7,325)	21,728
Total other (expenses) / other income of continuing operations	$(118,430)	$420,958	$(539,388)

During the three months ended September 30, 2020, our total other income decreased by $539,388 when compared to our total other income (expenses) for the three months ended September 30, 2019. This decrease was mainly due to the reduction in gain on available for sale marketable securities amounting to $583,540 during the three months ended September 30, 2020.

The net (loss) / income from continuing operations for the three months ended September 30, 2020 and 2019 amounted to $(229,969) and $275,296, respectively.

Net loss from discontinued operations for the three months ended September 30, 2020 and 2019 amounted to $0 and $132, respectively.

Net (loss) / income for the three months ended September 30, 2020 and 2019 amounted to $(229,969) and $275,164, respectively.

The comprehensive (loss) / income for the three months ended September 30, 2020 and 2019 amounted to $(252,859) and $291,757, respectively. The Company’s other comprehensive (loss) / income includes (loss) / gain recorded on foreign currency translation of $(22,890) and $16,593 for the three months ended September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019
Comprehensive (loss) / income:
Net (loss) / income	$(229,969)	$275,164
(Loss) / gain on foreign currency translation	(22,890)	16,593
Comprehensive (loss) / income	$(252,859)	$291,757

The Company had 590,989,409 shares of common stock issued and outstanding at September 30, 2020 and September 30, 2019. Basic weighted average number of common shares outstanding for the three months ended September 30, 2020 and 2019, was 590,989,409. Basic net (loss) / income per share from continuing operations for both periods was $(0.00) and $0.00, respectively. Diluted weighted average number of common shares outstanding for the three months ended September 30, 2019 was 1,393,641,384 and the Diluted net income per share from continuing operations was $0.00. Basic and diluted net loss per share from discontinuing operations for the three months ended September 30, 2019 was $(0.00).

D.	Results of operations for the nine months ended September 30, 2020 and September 30, 2019:

The Company had revenues from continuing operations amounting to $65,785 and $86,582, for the nine months ended September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019	Changes

Revenue from continuing operations	$65,785	$86,582	$(20,797)
	$65,785	$86,582	$(20,797)

During the nine months ended September 30, 2020 and 2019, we generated all our revenue from our insurance brokerage business segment.

For the nine months ended September 30, 2020 and 2019, the Company had the following concentrations of revenues with customers from continuing operations:

	September 30, 2020	September 30, 2019

Initial advisory fees	0%	4.87%
Ongoing advisory fees	28.41%	30.57%
Initial and renewal commissions	4.99%	6.51%
Trail or recurring commissions	66.60%	57.30%
Others	0%	0.75%
	100%	100%

The total operating expenditures of continuing operations amounted to $431,396 and $597,832, for the nine months ending on September 30, 2020 and 2019, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2020	September 30, 2019	Changes

General and administrative expenses	$79,932	$153,255	$(73,323)
Compensation	206,989	347,538	(140,549)
Professional services	125,389	77,999	47,390
Depreciation	1,976	1,930	46
Amortization of intangible asset	17,110	17,110	-
Total operating expenses of continuing operations	$431,396	$597,832	$(166,436)

During the nine months ended September 30, 2020, total operating expenses from continuing operations decreased by $166,436 from the comparative period ended September 30, 2019. The decrease is mainly due to a decrease in the compensation expense pertaining to two of our officers and directors during the current nine months ended September 30, 2020.

The loss from continuing operations for the nine months ended September 30, 2020 and 2019, was $365,611 and $511,250, respectively.

The Company´s other income and (expenses) of continuing operations for the nine months ended September 30, 2020 and 2019, were $383,134 and $(721,980), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2020	September 30, 2019	Changes
Interest expense	$(44,156)	$(49,300)	$5,144
Change in fair value of acquisition payable	(3,476)	(12,800)	9,324
Amortization of debt discount	-	(126,312)	126,312
Gain / (loss) on available for sale marketable securities, net	379,300	(525,185)	904,485
Gain on extinguishment of debt and other liabilities	40,471	-	40,471
Loss on disposal of fixed asset	(260)	-	(260)
Other income	12,612	-	12,612
Exchange rate (loss) / gain	(1,357)	(8,383)	7,026
Total other (expenses) / other income of continuing operations	$383,134	$(721,980)	$1,105,114

During the nine months ended September 30, 2020, our total other income increased by $1,105,114 when compared to our total other income (expenses) for the nine months ended September 30, 2019. This increase was mainly due to the fact that during the nine months ended September 30, 2020, the Company recorded a net gain on available for sale marketable securities amounting to $379,300, but recorded a loss of $(525,185) during the nine months ended September 30, 2019. In addition, the Company recorded amortization of debt discount of $126,312 during the nine months ended September 30, 2019 while the Company did not record any amortization of debt discount during the nine months ended September 30, 2020.

The net income / (loss) from continuing operations for the nine months ended September 30, 2020 and 2019 were $17,523 and $(1,233,230), respectively.

Net loss from discontinued operations for the nine months ended September 30, 2020 and 2019 amounted to $0 and $35,005, respectively.

Net income / (loss) for the nine months ended September 30, 2020 and 2019 amounted to $17,523 and $(1,268,235), respectively.

The comprehensive income / (loss) for the nine months ended September 30, 2020 and 2019 amounted to $29,519 and $(1,248,840), respectively. The Company’s other comprehensive income / (loss) includes gain recorded on foreign currency translation of $11,996 and $19,395 for the nine months ended September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019
Comprehensive income (loss) / income:
Net income / (loss)	$17,523	$(1,268,235)
Gain on foreign currency translation	11,996	19,395
Comprehensive (loss) / income	$29,519	$(1,248,840)

The Company had 590,989,409 shares of common stock issued and outstanding at September 30, 2020 and September 30, 2019. Basic weighted average number of common shares outstanding for the nine months ended September 30, 2020 and 2019, was 590,989,409 and 567,176,296, respectively. Basic net income / (loss) per share from continuing operations for both periods was $0.00 and $(0.00), respectively. Diluted weighted average number of common shares outstanding for the nine months ended September 30, 2020 was 1,882,911,897 and the Diluted net income per share from continuing operations was $0.00. Basic and diluted net loss per share from discontinuing operations for both periods was $(0.00) and $(0.00), respectively.

E.	Financial condition as at September 30, 2020 and December 31, 2019:

Assets:

The Company reported total assets of $1,143,912 and $1,079,648 as of September 30, 2020 and December 31, 2019, respectively. These mainly included our investments in securities of our clients that we received as part of our consulting fees in previous years. We had marketable securities at fair value of $583,539 and $204,239 as of September 30, 2020 and December 31, 2019, respectively.

On September 30, 2020 and December 31, 2019, our non-current assets included fixed assets, right of use leased asset, intangibles, and goodwill. Fixed assets were comprised of office equipment having a net book value of $3,062 and $3,672 as of September 30, 2020 and December 31, 2019, respectively. Right-of-use leased asset amounting to $64,020 and $75,786 as of September 30, 2020 and December 31, 2019, respectively, represents fair value of our UK office lease for a period of six years. Intangibles of $292,766 and $309,876 as of September 30, 2020 and December 31, 2019, respectively, included fair value of customer list that was recognized as part of the business combination. We also recorded goodwill of $142,924 as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired at the date of acquisition. Furthermore, our current assets at December 31, 2019 amounted to $547,390, and at September 30, 2020, these current assets amounted to $641,140 comprised of cash of $46,936, accounts receivable of $5,264, prepaid and other current assets of $5,401 and marketable securities valued at fair value of $583,539.

Liabilities:

Our current liabilities as of December 31, 2019 totaled $1,128,476. On September 30, 2020, the Company reported its current liabilities amounting to $1,144,584, which represents a nominal increase of 1%. All our current liabilities reported at September 30, 2020 mainly include third party debt which is due to various lenders, short term payable for acquisition, current portion of operating lease liability, trade creditors and payables to related parties on account of accrued salaries and expenses and notes payable.

Following is the summary of all notes, net of debt discount, including the accrued interest as of December 31, 2019:

Date of Note	Total Debt	Remarks
October 17, 2013	$268,642	Non-convertible and non-collateralized
November 26, 2013	37,971	Non-convertible and non-collateralized
October 10, 2018 (Related party)	701,132	Convertible and non-collateralized
December 18, 2019 (Related party)	329,749	Convertible and collateralized from June 2020 to May 2025 to the amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired
Balance, December 31, 2019	$1,337,494

Following is the summary of all notes, net of debt discount, including the accrued interest as of September 30, 2020:

Date of Note	Total Debt	Remarks
October 17, 2013	$268,642	Non-convertible and non-collateralized
October 10, 2018 (Related party)	730,519	Convertible and non-collateralized
December 18, 2019 (Related party)	344,518	Convertible and collateralized from June 2020 to May 2025 to the amount of the receivables from the Company and/or the next Independent Financial Advisory Firm acquired
Balance, September 30, 2020	$1,343,679

The Company’s long-term liabilities amounted to $1,098,649 and $1,109,012 as of September 30, 2020 and December 31, 2019, respectively. These long-term liabilities included long term payable for acquisition, long term convertible notes to related party and a long-term lease liability for UK office.

Stockholders’ Deficit:

On December 31, 2019, the Company had Stockholders´ Deficit of $1,157,840. On September 30, 2020, the Company had Stockholders´ Deficit of $1,099,321. We reported accumulated other comprehensive income / (loss) of $6,448 and $(5,548) as of September 30, 2020 and December 31, 2019, respectively.

The Company had 590,989,409 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019. The Company also had issued and outstanding 45,000,000 shares of Series “B” Convertible Preferred Stock as of September 30, 2020 and December 31, 2019. The Company further had issued and outstanding 3,300,000 and 3,200,000 shares of Series “C” Convertible Preferred Stock as of September 30, 2020 and December 31, 2019, respectively.

F.	Liquidity and capital reserves:

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which the Company and its subsidiaries operate. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the Globe. The Company continues to monitor the impact of the COVID-19 Coronavirus outbreak closely. Amongst the factors that could impact our results are the effectiveness of COVID-19 Coronavirus mitigation measures, global economic conditions, reduced business, and consumer spending due to both job losses and reduced investing activity, and other factors. These factors could result in increased or decreased demand for our products and services. For the quarter ended September 30, 2020 and still to date, most European countries are still slowly easing out of the mandated lock-down imposed by their respective Governments due to the COVID-19 pandemic and its ramifications.

While the Company´s recurring revenues were not materially affected during the nine months ended September 30, 2020, the Company´s ability to speed-up the process of writing new business was hindered to a degree. This hindrance was mainly due to the fact that most of the Company´s new business clients that are seeking financial advice are of a certain age whereby they prefer to meet in person with one of our independent financial advisers and sign the paperwork in situ, and this has proven to be a slow process due to travel restrictions. However, the Company does believe that from now onwards, its team of Independent Financial Advisors (IFA´s) will be able to start organizing and attending these “face to face” meetings with these new business clients and will, therefore, be able to close most or all of the new business that was put in motion during the quarter ended September 30, 2020.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net income of $17,523 and net cash used in operations of $283,517 for the nine months ended September 30, 2020; working capital deficit, stockholder’s deficit and accumulated deficit of $503,444, $1,099,321 and $13,205,665, respectively as of September 30, 2020. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

In June of 2018, the Company secured a funding agreement with Xantis AION Securitization Fund (Luxembourg) for a minimum of 1,700,000 Great Britain Pounds (equivalent to approximately U.S. $1.94 million at the time). The Company has a unilateral right to pay each note, by issuing common shares, 366 days after each tranche of funding is received, at a conversion price equal to the greater of $0.02 or the average closing price of the Company’s common stock on the OTCBB for the prior 60 trading days. To date, the Company has received $1,388,040 under this loan, of which $735,000 and related accrued interest was converted into 38,955,000 shares of the Company’s common stock during the year ended December 31, 2019.

The remaining funding received from Xantis Aion Securitization Fund on October 10, 2018 amounting to $653,040, represents 30% of the Company’s total liabilities as of March 31, 2020. The management has recently negotiated revised terms for this funding with the lender whereby the Company has deferred the conversion of the second tranche of the June 6, 2018 funding agreement for a further two (2) years and one (1) day from December 13, 2019. The conversion price of the second tranche of the June 6, 2018 funding agreement into equity of the Company will be equivalent to the closing market price two days prior the new conversion date.

In December of 2019, the Company secured a two-year funding agreement with Aegeus Securitization Fund (Luxembourg) for a minimum of 500,000 Great Britain Pounds (equivalent to approximately U.S. $658,200 at the time) carrying an interest at the rate of 6% per annum. The lender has sole discretion to convert the loan into common shares of the Company, 2 years and 1 day from the execution date of funding agreement, at a conversion price equal to the closing market price of the Company’s common stock on the OTCBB 2 trading days prior to the conversion. To date, the Company has received $329,100 under this loan.

The accounts payable and accrued liabilities due to related parties currently amount to $471,877. These accounts payable and accrued liabilities due to related parties represent 41% of the Company’s current liabilities and are primarily due to management. It is important to note that this related party debt can or may be forgiven by management or alternatively converted into equity at any time, if required.

These obligatory conversions of debt into equity and the possibility of forgiveness of the related party debt are both factors that will help towards mitigating the risks of not being able to continue operating as a Going Concern.

During 2018, the Company´s management decided to implement its inorganic growth plan of targeting the acquisition of various licensed financial advisory firms with millions of U.S. Dollars of funds under administration.

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

Our specific plan of operations and milestones from October 2020 through October 2021 are as follows:

1.	CONTINUE TO DEVELOP AND GROW ALREADY ACQUIRED IFA BUSINESSES – CHESHIRE TRAFFORD (U.K.) LIMITED.

In January 2020, we revised the Terms of Business that we send out to all current and new clients. This revision contemplates offering these clients two types of services packages, “Basic” and “Comprehensive” at a fee rate of 0.75% per annum (a minimum annual fee of 750 GBP or approximately $980) and 1% per annum (a minimum annual fee of 1,000 GBP or approximately $1,300), respectively. The “Basic” service package is what we are legally obliged to offer under U.K. FCA guidelines and the “Comprehensive” service package is much more complete and contemplates additional added value for the client. Within the revised Terms of Business, we have also implemented an upfront 3% fee that is payable by each new client that is on boarded to our client base. Both the upfront fee and annual fee are based on the amount of Funds that legacy clients and new clients authorize our Company to administer and ultimately look after their financial affairs.

So far this year, we have identified 40 new business clients. A lot of them have already sent us signed letters of authority and wish to engage our Company. Most of these new clients have opted for the “Comprehensive” service package. It is important to note that the Funds that we currently administer range from $8,000 to $650,000 per client (equivalent to 6,000 GBP to 500,000 GBP) and that we have calculated that the average amount of Funds that we administer per client, taking into consideration our historical data, is approximately $72,500. These 40 new business clients represent approximately $3,750,000 of new funds under administration.

Our goal for the next 12 months is to attract at least 100 new business clients; hence, our intent is to raise the Funds that we currently administer by between $7.25 million to up $10 million. Between the 3% initial upfront fee and the ongoing/recurring 1% or 0.75% administration fee, we are aiming to raise our gross income by at least $250,000 on the low side and up to $400,000 on the high side during the next 12 months. This uplift in gross revenue would represent 2 to 3 times the current gross revenue.

In summary, it is our intent in the next 12 months to continue to leverage the licenses that we now own, as we believe that we can significantly increase our business and revenues at little extra cost and improve profitability.

2.	SEEK FURTHER FUNDING FOR FURTHER INORGANIC GROWTH VIA ACQUISITION.

The Company is looking into entering a long-term funding agreement up to U.S.$10,000,000 Dollars with a new European based Regulated Fund to accelerate our inorganic growth and acquisition plan with a view to consolidate our Company in the marketplace. Recently, we sent the basic terms of a new funding agreement in the form of a draft Funding Agreement to this Regulated Fund for their legal department to review and we plan to close this new funding agreement this year.

3.	ACQUIRE CERTAIN INDEPENDENT FINANCIAL ADVISORY FIRMS WITH FUNDS UNDER ADMINISTRATION.

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

During 2020, Management also commenced certain negotiations to acquire between 51% and 100% of an Independent Financial Advisory (IFA) firm based in Hong Kong. This targeted IFA currently has approximately $200 Million of Funds under Administration and historical recurring revenues of a little more than $1.1 Million. However, we do not currently have any written agreements, as management is still in verbal negotiations with the owners of this IFA. Management also commenced certain negotiations to acquire between 51% and 100% of an Independent Financial Advisory (IFA) firm based in Eastern Europe This targeted IFA currently has approximately U.S.$50 Million of Funds under Administration and historical recurring revenues of a little more than $280,000 with a lot of room to grow this recurring revenue by restructuring the client base. However, we do not currently have any written agreements, as management is still in verbal negotiations with the owners of this IFA.

Depending on how successful we are with obtaining new funding, the Company intends to audit and then acquire one or more of these above-mentioned Independent Financial Advisory firms (partially or entirely) in the coming 12 months.

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

The acquisition of these entities will open a new network for the services of:

○	New capital markets clients.
○	Distribution of new funds / products.
○	Maximizing the current books of business being bought.
○	Expand and thus increase business via more financial advisors.
○	Seek products that offer both a 1% trail (recurring) income and a secure risk averse home for clients’ funds.
○	Seek cost savings, where possible, due to elimination of duplicate services.
○	Implement rapid and efficient systems to allow information to flow to the clients and to management more effectively.
○	Acquiring smaller, active client banks into our licenses and procedures for cost effective growth.

4.	COMMENCE A TARGETED MARKETING PLAN

During 2021, our United Kingdom regulated business, Cheshire Trafford (U.K.) Limited, will continue with the direct marketing campaign that commenced in 2019, within the region using traditional print media, radio advertising, social media and editorial pieces. In conjunction with this campaign, the website and marketing of the Company will be refocused with a completely new image based around “Over 40 years of serving the community.” Two days per month in our office in the United Kingdom, we will offer free consultation to prospective clients that come and visit us, thus enabling us to potentially recruit them as new clients.

5.	FURTHER EXPAND OUR RANGE OF SERVICES TO OUR FINANCIAL SERVICES CLIENTS

We will bring additional products to the client bank to maximize the potential returns per client with complementary products such as mortgages, trusts, and more attractive funds.

6.	CAPITAL MARKETS

The Company intends to continue its mandate to assist its client, Creditum Limited, with the listing of the Creditum Limited´s shares on the London Stock Exchange (“LSE”). Management believes that this public listing may be fully executed and finalized by sometime in the year 2020 or even 2021 depending on the COVID-19 global pandemic and the effects that this can have on the listing process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

SECURITIES ISSUED IN 2020

The Company did not issue any common stock during the nine months ended September 30, 2020. However, the Company issued 100,000 shares of Series “C” Preferred Stock to our new President and Chief Executive Officer, Nicholas P. Tuke, as compensation effective February 1, 2020.

SECURITIES ISSUED IN 2019

On January 14, 2019, the Company issued 21,200,000 common shares valued at a contractually agreed value of $0.02 per share or $424,000 to Xantis Aion Securitization Fund (as formally requested by Xantis Private Equity Fund the Holder of the Note) upon conversion of a convertible promissory note and related accrued interest.

On January 24, 2019, the Company issued 5,300,000 common shares valued at a contractually agreed value of $0.02 per share or $106,000 to William Marshal Plc. upon conversion of a convertible promissory note and related accrued interest.

On June 9, 2019, the Company issued 38,955,000 common shares valued at a contractually agreed value of $0.02 per share or $779,100 (including $735,000 of principal and $44,100 of accrued interest) to Xantis Aion Securitization Fund upon conversion of a convertible promissory note.

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

ARGENTUM 47, INC.

Date: November 12, 2020	/s/ Nicholas Tuke
Nicholas Tuke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)

